Form 10QSB
period 2000-03-31
AMERICAN ELECTRIC AUTOMOBILE CO INC
filed 2000-05-17
CIK 1017290

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-QSB


     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended March 31, 2000.

                     Commission file number  0-29657

               American Electric Automobile Company, Inc.
             ----------------------------------------------
             (Name of Small Business Issuer in its Charter)

             Delaware                                          33-0727323
  ------------------------------                           ------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

   4190 Bonita Rd., Suite 105, Bonita, CA                    91902
  ---------------------------------------                 ----------
  (Address of Principal Executive Offices)                (ZIP Code)

                             (619) 479-2809
           ------------------------------------------------
           (Issuer's Telephone Number, Including Area Code)

                         Not applicable
    --------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
     ---            ---

There were 2,526,584 new shares of Common stock outstanding as of May 12, 2000.

                                     PART I

Item 1. Financial Statements.

                          AMERICAN ELECTRIC AUTOMOBILE
                          COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2000


                  AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC.
                              AND SUBSIDIARY

                                  CONTENTS
                                  --------

PAGE     1     INDEPENDENT ACCOUNTANTS' REPORT

PAGE     2     CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2000

PAGE     3     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
               MONTHS ENDED MARCH 31, 2000 AND 1999

PAGE     4     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
               MONTHS ENDED MARCH 31, 2000 AND 1999

PAGE     5     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of:
 American Electric Automobile Company, Inc.
 and Subsidiary

We have reviewed the accompanying consolidated balance sheet of American Electric Automobile Company, Inc. and Subsidiary as of March 31, 2000 and the related consolidated statements of operations and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company's level of continuing losses and the amount cash used in operating activities raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 4. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

//WEINBERG & COMPANY, P.A.//
Boca Raton, Florida
May 5, 2000
                                    1
                                                                3

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2000
                                   (UNAUDITED)

CURRENT ASSETS
  Cash and cash equivalents                                $  73,402
  Due from related party                                       1,267
  Inventories                                                 17,217
  Prepaid rent                                                15,000
                                                           ---------
TOTAL CURRENT ASSETS                                         106,886
                                                           ---------
PROPERTY & EQUIPMENT - NET                                    50,623
                                                           ---------
OTHER ASSETS
  Investments                                                 34,750
  Securities deposit                                           3,000
                                                           ---------
TOTAL OTHER ASSETS                                            34,750
                                                           =========
TOTAL ASSETS                                               $ 195,259
------------                                               ---------
LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                         $   2,124
  Income tax payable                                            -
  Accrued expenses                                              -
  Accounts payable - related parties                          23,006
  Notes payable - related party                               17,809
                                                           ---------
TOTAL CURRENT LIABILITIES                                     42,939
                                                           ---------
STOCKHOLDERS' (EQUITY) DEFICIENCY
  Preferred stock, $.0001 par value, 20,000,000
   shares authorized, none issued and outstanding               -
  Common stock, $.0001 par value, 50,000,000 shares
  authorized, 6,559,600 shares issued and outstanding            656
  Additional paid-in capital                                 670,815
  Accumulated deficit                                       (420,360)
                                                           ---------
                                                             251,111
  Less subscription receivable                               (98,791)
                                                           ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                      152,320
                                                           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)    $ 195,259
                                                           =========
    See accompanying notes to consolidated financial statements
                             2
                                                                4

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                              AS OF MARCH 31, 2000
                                   (UNAUDITED)
                                   -----------
                                       March 31, 1999      March 31, 2000
                                       --------------      --------------
NET REVENUES                           $        -          $        -
                                       --------------      --------------
COST OF REVENUES                                  178               -
                                       ---------------     --------------
GROSS MARGIN                                     (178)              -
                                       ---------------     --------------
OPERATING EXPENSES
  Legal and professional fees                      95              13,285
  General and administrative                    3,694              12,762
                                       ---------------     ---------------
TOTAL OPERATING EXPENSES                        3,789              26,047
                                       ---------------     --------------
LOSS FROM OPERATIONS                           (3,967)            (26,047)
                                       ---------------     ---------------
OTHER EXPENSES
  Interest expense                                267                 132
                                       ---------------     ---------------
TOTAL OTHER EXPENSES                              267                 132
                                       ---------------     --------------
NET LOSS                               $       (4,234)     $      (26,179)
                                       ===============     ==============
Net loss per common share - basic and
 Diluted                               $       (0.001)     $       (0.005)
                                       ===============     ===============
Basic and diluted weighted average
 Number of common shares outstanding        2,964,000            5,252,422
                                       ===============     ===============
     See accompanying notes to consolidated financial statements
                             3
                                                               5

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                              AS OF MARCH 31, 2000
                                   (UNAUDITED)
                                   -----------
                                           Three Months     Three Months
                                               Ended            Ended
                                          March 31, 1999    March 31, 2000
                                          --------------    ---------------
Cash flows from operating activities
 Net loss                                 $      (4,234)    $      (26,179)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
 (Increase) decrease in:
  Accounts and loans receivable                     -                5,945
  Inventory                                         418             (1,222)
  Prepaid rent                                      -              (15,000)
  Deposit                                           -               (3,000)
 Increase (decrease) in:
  Accounts payable and accrued expenses         (13,706)            (9,923)
  Accounts payable - related parties             19,471                 -
  Income taxes payable                           (2,400)            (4,340)
                                          ---------------   ---------------
Net cash used in operating activities              (451)           (53,719)
                                          ---------------   ---------------
Cash flows from investing activities
 Purchase of property and equipment                 -              (15,028)
 Investment                                         -              (16,000)
                                          ---------------   ---------------
Net cash used in investing activities               -              (31,028)
                                          ---------------   ---------------
Cash flows from financing activities
 Proceeds from stock issuance                       -              166,208
 Notes payable - related party                      -              (10,000)
                                          ---------------   ---------------
Net cash provided by financing activities           -              156,208
                                          ---------------   ---------------
NET INCREASE  (DECREASE) IN CASH                     (451)          71,461

CASH AND CASH EQUIVALENTS  -
BEGINNING OF PERIOD                                   753            1,941
                                          ----------------   -------------
CASH AND CASH EQUIVALENTS -
----------------------------
  END OF PERIOD
  -------------                           $           302   $       73,402
                                          ===============   ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
---------------------------------------------------------------------------
During February 2000, the company issued 2,120,000 shares of its common stock for a stock subscription receivable of $98,791.

          See accompanying notes to consolidated financial statements
                             4
                                                                6

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000

NOTE 1     BASIS OF PRESENTATION
           ---------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes for the year ended December 31, 1999 included in the Company's Form 10-SB/A2 filed on April 21, 2000.

NOTE 2     INVESTMENTS
           -----------
During the three months ended March 31, 2000, the Company contributed an additional $16,000 to its joint venture American Electric Automobile Company
(ASIA), Inc. The Company's 45% interest in the joint venture did not change since the 55% partner of the joint venture also contributed $16,000. No equity method adjustment was recorded for the three months ended March 31, 2000 since the joint venture had no activity for the period.

NOTE 3     COMMON STOCK
           ------------
On December 13, 1999, the Board agreed to offer up to 3,000,000 shares of common stock, pursuant to section 4(2) of the Securities Act of 1933, as amended, at $0.125 per share. From January 2000 through March 31, 2000, the Company issued 2,120,000 shares with cash receipts of $166,209 and subscriptions receivable of $98,791.

NOTE 4     GOING CONCERN
           -------------
The Company's financial statements for the three months ended March 31, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses of $420,360 and has substantial cash requirements for operating activities which raises substantial doubt about its ability to continue as a going concern.

                             5
                                                                7

The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable, adequate financing. Management's plans include obtaining additional funding through its stock offering (See Note 3) and collecting on its subscriptions receivable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             6
                                                                8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Forward-Looking Information

Information provided in this Quarterly Report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing g needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB.

Condition and Results of Operations.

Three months ended March 31, 2000 and 1999

Net sales were $0 for the quarter ended March 31, 1999 and March 1, 2000. Management is waiting completion of the Company's first production prototype to prepare a marketing and sales plan.

Operating the operating expenses increased by $22,258 which is approximately 587% over the quarter ended March 31, 1999. The principle reason was the setting up of a prototype facility and prototype development.

Net Loss for the quarter ended March 31, 2000 increased 518% or $21,945 over the quarter ended March 31, 1999. Principle reason was the opening of a prototype facility and beginning development of a prototype.

On December 13, 1999 the Company approved an offering of 3,000,000 (1,000,000 new shares) shares of the Company's common stock at $0.125 per share. The offering was to be in accordance with Regulation D rule 504. The offering was to accredited investors only in the states of MN, PA, and TX.

The offering was accomplished during January ($42,500), February ($125,000), March ($78,750) and April ($127,500) of 2000. The offering was sold out and closed April 21, 2000. The company subscribed a total of $372,500. As of April 21, 2000 the Company had received $187,250 in cash and $186,250 in notes. Future notes are due $50,000 in May, $65,000 in June and $23,750 in July, 2000. Notes carry interest at twelve percent per annum.

Expenses of the offering totaled $17,468:

Legal      $ 5,614
Accounting  10,928
Transfer       300
Fed Express    126
State Filings  500

Money subscribed    $373,750
Expenses             (17,468)
                    ---------

Net proceeds        $356,282

Money Received      $186,875
Expenses             (17,468)
                    ---------
Money available
prior to 4/30/00    $169,407

On March 1, 2000 the Company leased a facility in San Diego, CA of approximately 2,500 square feet. This facility is being used for prototype development. The facility is leased from a non-affiliate of the Company at prevailing rates for like property. The Company has also hired three new employees, bringing the total number of full time employees to three.

If the electric automobile being developed is successful, the Company plans to advertise this car for sale. If sales are successful, the Company will consider leasing additional space for production to meet sales demand.

If the stock subscribed is fully paid on time, the Company will have sufficient capital for the next 12 months to develop its prototypes and do custom conversions for customers. There can be no guarantee that the subscriptions will be paid on time or at all.

If the Company decides to enter full scale production (10-25 cars per month) the Company will need additional capital, there is no assurance that this needed capital can be raised, or raised on terms acceptable to the Company.

RISK FACTORS

1. Limited History of Operations. The Company was organized in May of 1996 and has had limited operations to date. Therefore its operations are subject to all of the risks inherent in new business enterprises. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the start up of new businesses and the competitive environment in which the Company will operate. The Company has had no significant revenues to date.

2. Time lapse to Operational Stage of the Company Operations therefore will depend upon the continued availability of investment capital to fully fund subsequent Projects. If operating revenues are insufficient to continue the Company's operations, additional funds would have to be raised through equity or debt financing. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

3. Competition. Competition in the Electric Automobile Industry may be expected to intensify. General Motors started leasing it's first Electric Auto in December 1996. Several of the other major automobile manufacturers also have announced that they have entered or intend to enter the market.

4. Dependence on Management. Because the Company is a new business and has no significant operating history, it will be heavily dependent upon the services and experiences of its officers. The loss of the service of any officer could adversely affect the conduct of the Company's business.

5. Industry and Economic Factors. The Automobile industry in which the Company expects to operate is subject to constant changes based upon changes in public taste as well as the condition of the general economy. Factors beyond the control of the Company or those on whom it intends to rely could cause the Company to fail.

6. Control of the Company. The Officers, Directors and Principal Shareholder Group own more than 50% of the Common Shares of the Company. Therefore, the Control Group will either control or significantly influence a voting control of the Company. Pursuant to the laws of Delaware, a majority of all shareholders entitled to vote an any regularly called shareholders meeting, may act, as a majority, without notice or meeting, giving notice to other shareholders only after such action may have been taken. While there are some limits upon this right of the majority, Investors should understand that Management commands a voting majority in control of the Company.

7. Dividends. The Company has paid no dividends on its Common Shares since its inception. The Company does not anticipate paying any dividends on its Common Stock until and unless such profit is realized and may not pay out any dividends thereafter.

8. Unaudited Financial Statements. The interim financial statements for the period January 1, 2000 though March 31, 2000 are unaudited.

9. Government Regulation. The automobile industry in general is heavily regulated both as to crash survival and motor emissions. The Company expects to have no problems with the latter and because of the use of bodies which have already been approved for gasoline engine use, less severe problems with the former.

10. Potential Conflicts of Interest. The officers and directors are associated with other firms, including others with material contractual relationships with this Issuer, and are involved in a range of business activities. Due to these affiliations and the fact that some officers are expected to devote only a portion of their time to the business of the Company, there are potential inherent conflicts of interest in their acting as directors and as officers. Each of the officers and directors is or may become an officer, director, controlling shareholder, partner or participant in other entities engaged in a variety of businesses. These existing and potential conflicts of interest are irreconcilable and could involve the participating officers and directors in litigation brought by the Company's shareholders or by the shareholders of other entities with which the officers
and directors are currently, or may become, affiliated.   To help alleviate
this position somewhat, Management has adopted a policy of full disclosure with respect to business transactions with any entity in which any or all of the officers or directors are affiliated, either directly or indirectly. An officer or director may continue any business activity in which such officer or director engaged prior to joining the Company.

11. Going Concern As of March 31, 2000 the company had a stockholders' Equity of $152,320. The auditors raised a "going concern" question in the audited financial statements for the year ended December 31, 1999.

                                   PART II
                              OTHER INFORMATION

Item 1.  Legal Proceedings.

           None

Item 2.  Changes in Securities.

            None

Item 3.  Defaults Upon Senior Securities.

            None

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) A special shareholders meeting was held on March 20, 2000. Of the 5,129,600 (old shares) outstanding,
                2,633,000 were present and voting.

         (b) No directors were elected.

         (c) (i) Election of Weinberg & Co., LLP to be the Company's auditors. 2,633,000 shares or 100% present voted in favor, there were none opposed.
             (ii) That the Company consolidate its stock on a 3 for 1 basis and that the par value remain the same. 2,633,000 or 100% present voted in favor, there were none apposed.

Item 5.  Other Information

            None

Item 6.   Exhibits and Reports on Form 8-K

         (a) (2)  Filed by reference; Form 10-SB filed February 23, 2000.
             (3)  Filed by reference; Form 10-SB filed February 23, 2000.
             (11) Statement re: Computation of per share earnings.
             (27) Financial Data Schedule

            (b)  There were no reports filed on Form 8-K

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC.


Date: 5/15/2000              By    // Edward F. Myers //