Form 10QSB
period 2000-06-30
AMERICAN ELECTRIC AUTOMOBILE CO INC
filed 2000-08-22
CIK 1017290

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB

     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended June 30, 2000.

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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]        No   [ ]


There were 2,526,533 shares of Common stock issued and outstanding as of June 30, 2000.

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS.

                         AMERICAN ELECTRIC AUTOMOBILE
                         COMPANY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF JUNE 30, 2000
                                                                3

                   AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC.
                                AND SUBSIDIARY

                                 CONTENTS


PAGE                1          INDEPENDENT ACCOUNTANTS' REPORT

PAGE                2          CONSOLIDATED BALANCE SHEETS AS OF JUNE 30,
                               2000 (UNAUDITED)AND DECEMBER 31, 1999

PAGE                3          CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                               THE THREE MONTHS AND SIX MONTHS ENDED
                               JUNE 30, 2000 AND 1999 AND FROM JUNE 15, 1996
                               (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)

PAGE                4          CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
                               1999 AND FROM JUNE 15, 1996 (INCEPTION) TO
                               JENE 30, 2000 (UNAUDITED)

PAGES               5 - 6      NOTES TO CONSOLIDATED FINANCIAL
                               STATEMENTS (UNAUDITED)

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of:
American Electric Automobile Company, Inc.
and Subsidiary


We have reviewed the accompanying consolidated balance sheet of American Electric Automobile Company, Inc. and Subsidiary as of June 30, 2000 and the related consolidated statements of operations and cash flows for the three and six months then ended. These financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company's level of continuing losses and the significant cash requirements for operating activities raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 4. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.


//Boca Raton, Florida//
August 15, 2000
                                      -1-
                                                                5

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                           (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                              June 30, 2000
                                              (Unaudited)     December 31,
1999

CURRENT ASSETS
  Cash and cash equivalents                   $   10,507       $    1,941
  Due from related party                           1,267            7,212
  Inventories                                     46,640           15,995
  Prepaid rent and legal fees                      9,361                -
                                              ----------       ----------
TOTAL CURRENT ASSETS                              67,775           25,148
                                              ----------       ----------

PROPERTY & EQUIPMENT - NET                        49,927           35,593
                                              ----------       ----------

OTHER ASSETS
  Investments                                     34,750           18,750
  Securities deposit                               3,000                -
                                              ----------       ----------

TOTAL OTHER ASSETS                                37,750           18,750
                                              ----------       ----------

TOTAL ASSETS                                  $  155,452      $    79,491
------------                                  ==========      ===========

LIABILITIES

CURRENT LIABILITIES
  Accounts payable                            $    2,212      $     9,910
  Accounts payable - related parties              34,177           23,006
  Accrued expenses                                     -            2,138
  Income tax payable                                   -            4,340
  Notes payable - related party                   17,809           27,809
                                              ----------      -----------
TOTAL CURRENT LIABILITIES                         54,198           67,203
                                              ----------      -----------

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value,
20,000,000 shares authorized, none
issued and outstanding                                 -                -
Common stock, $.0001 par value,
50,000,000 shares authorized,
2,526,533 and 1,191,867 shares issued
and outstanding at June 30, 2000 and
December 31, 1999, respectively                      252              119
Common stock to be issued, 298,667 shares
at December 31, 1999                                   -               30
Additional paid-in capital                       798,719          410,321
Accumulated deficit                             (510,176)        (394,182)
                                              ----------      -----------
                                                 288,795           16,288
                                              ----------      -----------
Less subscription receivable                    (187,541)          (4,000)
                                              ----------      -----------
TOTAL STOCKHOLDERS' EQUITY                       100,254           12,288
                                              ----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  155,452     $     79,491
                                              ==========     ============
See accompanying notes to consolidated financial statements
                                    2
                                                                6

           AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


For the Period From
                           For the Three  For the Three  For the Six    For the  Six   June 15, 1996
                           Months Ended   Months Ended   Months Ended   Months Ended   (Inception) to
                           June 30, 2000  June 30, 1999  June 30, 2000  June 30, 1999  June 30, 2000
                           -------------  -------------  -------------  ------
-------  -------------
NET REVENUES              $          101 $        3,500 $         101   $      3,500   $    64,989
                           -------------  -------------  ------------   ------------  -----------
COST OF REVENUES                       -          1,974             -          1,796       81,512
                           -------------  -------------  ------------   ------------  -----------
GROSS MARGINS                        101          1,526           101          1,704      (16,523)
                           -------------  -------------  ------------   ------------  -----------
OPERATING EXPENSES
  Compensatio                     14,199              -        14,199              -            -
  Legal and professional
  Fees                            39,227              -        52,512             94       106,060
  General and
  Administrative                  36,491            624        49,253          6,176       357,650
                           -------------  -------------  ------------   ------------  ------------
TOTAL OPERATING EXPENSES          84,917            624       115,964          6,270       463,710
                           -------------  -------------  ------------   ------------  ------------
INCOME (LOSS)
FROM OPERATIONS                  (89,816)           902      (115,863)        (4,566)     (480,233)
                           -------------  -------------  ------------   -------------  ------------
OTHER EXPENSES
  Interest expense                     -              -           132            534         2,269
  Loss on investment                   -              -             -              -        22,224
                           -------------  -------------  -------------  ------------  ------------
TOTAL OTHER EXPENSES                   -              -           132            534        24,493
                           -------------  -------------  -------------  ------------  ------------
INCOME (LOSS)
BEFORE INCOME TAXES              (89,816)           902      (115,995)        (5,100)     (504,726)

FEDERAL AND
STATE INCOME TAXES                     -              -             -              -         5,450
                           =============  =============  =============  =============  ===========
NET INCOME (LOSS)          $     (89,816) $         902  $   (115,995)  $     (5,100)  $  (510,176)
                           =============  =============  =============  =============  ===========
Net loss per common share
- basic and diluted        $        (.04) $           -  $       (.06)  $       (.01)  $      (.47)
                           =============  =============  =============  =============  ============
Weighted average number
of common shares
outstanding -
basic and diluted              2,428,089       994,696      2,099,528         991,452     1,077,971
                           =============  =============  =============  =============  ============

                   See accompanying notes to consolidated financial statements
                                      3
                                                                7

           AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                                 For the
Period
                                                                 From
                                  For the Six    For the Six     June 15, 1996
                                  Months Ended   Months Ended   (Inception) to
                                  June 30, 2000  June 30, 1999   June 30, 2000

Cash flows from
operating activities
Net loss                          $   (115,995)  $     (5,100)   $   (510,176)
Adjustments to reconcile
net loss to net cash used
in operating activities:
  Depreciation                               -              -           21,957
Loss from investee                           -              -            3,474
Loss on investment                           -              -           18,750
Stock issued for services                    -              -          161,416
(Increase) decrease in:
  Accounts and loans receivable          5,945            450          (1,741)
  Inventory                            (30,645)        (3,699)         (38,640
  Prepaid rent                          (9,361)             -          (9,361)
  Deposit                               (3,000)             -          (3,000)
Increase (decrease) in:
  Accounts payable and accrued
  Expenses                              (9,836)        (4,201)          12,100
  Accounts payable -
  related parties                       11,171          8,369           71,930
  Income taxes payable                  (4,340)        (2,400)               -
                                  ------------   -------------   -------------
Net cash used in operating
Activities                            (156,061)        (6,581)       (273,291)
                                  ------------   -------------   -------------
Cash flows from investing
activities
  Purchase of property and
  Equipment                            (14,333)             -         (36,883)
  Investment                           (16,000)          (200)        (16,955)
                                  ------------   -------------   -------------
Net cash used in investing
Activities                             (30,333)          (200)        (53,838)
                                  ------------   -------------   -------------
-
Cash flows from financing
activities
  Proceeds from stock
  Issuance                             204,960         11,326          347,636
  Notes payable - related party        (10,000)             -         (10,000)
                                  ------------   -------------   -------------
-
Net cash provided by financing
Activities                             194,960         11,326          337,636
                                  ------------   -------------   -------------
-
NET INCREASE  (DECREASE) IN CASH         8,566          4,545           10,507

CASH AND CASH EQUIVALENTS  -
BEGINNING OF PERIOD                      1,941            753                -
                                  ------------   -------------   -------------
-
CASH AND CASH EQUIVALENTS -
END OF PERIOD                     $     10,507   $      5,298    $      10,507
                                  ============   ============    =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------
During the six months ended June 30, 2000, the Company issued 1,046,667 shares of its common stock for a subscription receivable of $187,541.

     See accompanying notes to consolidated financial statements
                                  4
                                                                8

             AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF JUNE 30, 2000

NOTE 1     BASIS OF PRESENTATION
------     ---------------------
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

NOTE 2     INVESTMENTS
------     -----------
During the six months ended June 30, 2000, the Company contributed an additional $16,000 to its joint venture with American Electric Automobile Company (ASIA), Inc. The Company's 45% interest in the joint venture did not Change since the 55% partner of the joint venture also contributed $16,000. No equity method adjustment was recorded for the six months ended June 30, 2000 since the joint venture had no activity for the period.

NOTE 3     COMMON STOCK
------     ------------
On December 13, 1999, the Board agreed to offer up to 3,000,000 shares of common stock, pursuant to section 4(2) of the Securities Act of 1933, as amended, at $0.375 per share (as adjusted for the one for three reverse stock split discussed below). From January 2000 through June 30, 2000, the Company issued 1,046,667 shares with cash receipts of $204,959 and subscriptions receivable of $187,541.

In March 2000 the Company's Board of Directors authorized a one for three reverse stock split without a change in par value. All share quantities, amounts, and per share data have been retroactively restated in the accompanying consolidated financial statements to reflect the split.

                      5
                                                                       9

NOTE 4     GOING CONCERN
------     -------------

The Company's financial statements for the six months ended June 30, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses of $510,176 and has substantial cash requirements for operating activities which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable, adequate financing. Management's plans include obtaining additional funding through its stock offering (See Note 3) and collecting on its subscriptions receivable.

                              6
                                                                10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly Report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing g needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB.


COMPANY BACKGROUND

The Company is a development stage company engaged in the business of converting gasoline-powered vehicles to electric and hybrid power uses. The Company accomplishes this by replacing the internal combustion engine of a standard gasoline-powered vehicle with readily obtainable commercial electric motors that are controlled by the Company's proprietary computerized electric drive controllers. The Company is also working to develop a serial hybrid electric-gasoline vehicle ("HEV").

The Company conducts its business domestically through its wholly-owned subsidiary, California Electric Automobile Company ("CEAC"). Through its sales office located in San Diego, California, CEAC has focused on the conversion of customer-owned vehicles from gasoline power to electric vehicles. To date, the Company has converted and sold five (5) such customer-owned EVs. Additionally, in March 2000, the Company purchased a Hyundai(r) Accent which it has converted to use as an EV. The Company intends to use the Hyundai as a floor-model to demonstrate to prospective customers the advantages of the EV Hyundai. While there are no federal or state testing standards for EVs, the Company has had the Hyundai road tested by a former two-time winner of the Indianapolis 500, who praised the vehicle's performance.

In addition to the conversion of gasoline-powered vehicles to electric vehicles, the Company is pursuing development of a serial hybrid electric vehicle (HEV). HEVs combine a specially modified, small gasoline or methanol powered internal combustion engine and generator with the battery and electric motor of an electric vehicle.

The batteries can be recharged by the gasoline engine as the HEV is driven, thus reducing or eliminating the need for recharging equipment or extra stops at recharging stations, as the cars can be refueled at regular gas stations. HEVs have substantially increased fuel economy when compared to regular gasoline powered vehicles. They also produce significantly lower levels of pollution.

The Company has completed the production work at its San Diego facility on the Company's first HEV. The HEV is currently being test-driven to determine the vehicle's performance characteristics and reliability factors.

Despite all of the foregoing, however, there are no assurances that the Company will be able successfully to sell any of its vehicles, including the Hyundai EVs, or any HEVs. Among other reasons, the Company does not have sufficient funds to implement an effective marketing program, or to fund the necessary growth in inventory and operational costs that occur when sales expand. While the Company intends to seek funds for such marketing efforts and operational costs, there can be no assurance that such additional financing sources will be available at acceptable terms, if any at all. Additionally, the Company's accountants have expressed their doubt about the Company's ability to continue as a going concern due to its ongoing substantial cash requirements for operating activities.

RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

Net sales were $101 for the quarter ended June 30, 2000, a reduction from the $3,500 for the quarter ended June 30, 1999. The principal reason for this decline is that there was a sale of a converted EV in 1999 for which a portion of the revenue attributable thereto was recognized during the second quarter of 1999. Net sales were low due to a variety of factors, including the fact that there was no production prototype available upon which to base a marketing and sales plan; and the lack of adequate funding to carry out any effective marketing campaign even if the prototype was available.

Total operating expenses for the Company increased by $84,293 over the same period last year, which is over 14,000 percent above the $624 of total operating expenses for the quarter ended June 30, 1999. The principle reason for the increase was the increase in general operating expenses resulting from the Company becoming a reporting company under the Securities Exchange Act of 1934, as amended, including the payment of certain legal and professional fees.

Net Loss for the quarter ended June 20, 2000 was $89,816, compared to a net loss of only $902 for the similar period in 1999. The principal reasons for this are the combined impact of the factors discussed immediately hereinabove: the substantial increase in operating expenses and the purchase of the two vehicles. However, even without these expenses, it is unlikely that the Company would have had a profit, as neither the prototype EV or HEV was then complete.

During the six months ended June 30, 2000, the Company issued 1,046,667 shares of common stock for cash proceeds of $204,959 and subscriptions receivable of $187,541, aggregating $392,500 or $0.375 per share. Of those total shares issued, 340,000 were issued in the three month period ended June 30, 2000. Included in the 1,046,667 shares were 50,000 shares issued to an affiliate, China Electric Automobile, Ltd., a Hong Kong corporation, which shares were issued in the first quarter of 2000, for $18,750.

The company effected a 3-for-1 reverse stock split, which had been approved by the shareholders on March 20, 2000, during April 2000. All share amounts in this Form 10QSB have been retroactively restated to give effect to the reverse Stock split.

DEFAULT BY SHAREHOLDERS ON CERTAIN PROMISSORY NOTES

As was reported in the Company's Form 10QSB for the first quarter of 2000, from January through April 21, the Company carried out a private placement offering to a small number of accredited investors in three states. Of the total amount subscribed of $373,750, the Company received $186,209 in cash and $187,541 in notes as of June 30, 2000. Installment payments on the notes were due from five investors, with all such installments due by July 31, 2000. All of those investors are now in default on their notes. Of the total amount due, the Company has received only $23,750 as payments against those notes, and there is a total balance due of $163,791.The inability of the Company to collect on these notes would have a very negative impact upon the Company, and could adversely impact the Company's ability to remain in business.

The Company currently is weighing its options to how to collect on the notes. Shares of stock in the full amount of each investor's subscription were issued in the name of each investor at the time each made its initial payment on the note. However, the note gives the Company the power to hold the issued shares as collateral to assure payment of the balance of the note, and the Company elected to do so. As a result, the Company currently is holding various stock certificates representing Five Hundred Thousand and Two (500,002) issued and outstanding shares of Company stock. This sum represents nearly 20% of the Company's total of 2,526,533 shares of stock.

The alternatives the Company is considering to collect on the notes from these shareholders include the filing of a law suit against each shareholder to collect on the full amount owing under the note, or foreclosing upon the securities being held as collateral and reselling such securities, and holding the note holders liable for any deficiency. There are, however, substantial costs and risks attendant to each course of action, in addition to the risks inherent in all litigation, including, without way of limitation, the costs of pursuing claims in jurisdictions outside of California, and the likelihood of counter claims against the Company that are standard practice in most securities litigation.

LIQUIDITY AND CAPITAL RESOURCES

If the EV and/or HEV that the Company is developing appear likely to generate substantial sales activity, the Company plans to expand its operations by leasing additional space for production to meet sales demand. However, such expansion efforts require large sums of cash. The Company had intended to use a substantial amount of the proceeds from the balance owing on the Notes, when collected, to help finance such expansion. Now, however, even if the new vehicles generate substantial consumer interest, the Company may not be able to raise sufficient capital, or any capital, to fund such expansion requirements.


RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

1. LIMITED HISTORY OF OPERATIONS. The Company was organized in May of 1996, and has had limited operations to date. Therefore its operations are subject to all of the risks inherent in new business enterprises. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the start up of new businesses and the competitive environment in which the Company will operate. The Company has had no significant revenues to date.

2. DEVELOPMENT STAGE COMPANY. Company is a "development stage" company. This means that it is still in the mode of developing its proposed product, and has yet to generate market recognition or strength. Operations therefore will depend upon the continued availability of investment capital to fully fund subsequent Projects. If operating revenues are insufficient to continue the Company's operations, additional funds would have to be raised through equity or debt financing. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

3. COMPETITION. Competition in the electric automobile industry may be expected to intensify. General Motors started leasing its first Electric Auto in December 1996. Several of the other major automobile manufacturers also have announced that they have entered or intend to enter the market.

4.  FAILURE TO ATTRACT AND RETAIN MANAGEMENT COULD HARM OUR ABILITY
TO ACHIEVE PROFITABILITY. The Company's success is dependent in large part upon its continued ability to identify, hire, retain and motivate highly skilled management employees. These types of qualified individuals are currently in great demand in the marketplace. Competition for these employees is intense and the Company may not be able to hire additional qualified personnel in a timely manner and on reasonable terms. The inability of the Company to retain competent professional management could adversely affect our ability to execute our business strategy.

5. INDUSTRY AND ECONOMIC FACTORS. The automobile industry in which the Company expects to operate is subject to constant changes based upon changes in public taste as well as the condition of the general economy. Factors beyond the control of the Company or those on whom it intends to rely could cause the Company to fail.

6. CONTROL OF THE COMPANY. The Officers, Directors and Principal ShareholderGroup own more than 50% of the Common Shares of the Company. Therefore, the Control Group will either control or significantly influence a voting control of the Company. Pursuant to the laws of Delaware, a majority of all shareholders entitled to vote an any regularly called shareholders meeting, may act, as a majority, without notice or meeting, giving notice to other shareholders only after such action may have been taken. While there are some limits upon this right of the majority, Investors should understand that Management commands a voting majority in control of the Company.

7. DIVIDENDS. The Company has paid no dividends on its Common Shares since its inception. The Company does not anticipate paying any dividends on its Common Stock unless and until the Company makes a substantial profit, and even then may determine no to pay out any dividends.

8. UNAUDITED FINANCIAL STATEMENTS. The interim financial statements as of June 30, 2000, and for the three and six months then ended, are unaudited.

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

11. GOING CONCERN. As of June 30, 2000 the company had a stockholders' equity of $100,254. The auditors issued a "going concern" opinion in the audited consolidated financial statements for the year ended December 31, 1999, and the Company raised a going concern issue in the unaudited consolidated financial statements as of June 30, 2000, and for the three and six months then ended.


                                   PART II
                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

           None

ITEM 2.  CHANGES IN SECURITIES.

            None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

            None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None

ITEM 5.  OTHER INFORMATION

None

Item 6.   Exhibits and Reports on Form 8-K

            (a) (2) Filed by reference: Form 10SB filed February 23, 2000
                (3) Filed by reference: Form 10SB filed February 23, 2000
                (27) Financial Data Schedule

            (b)     There were no reports filed on Form 8-K

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC.


Date: 8/20/2000              By    // Edward F. Myers //