Form 10QSB
period 2000-09-30
AMERICAN ELECTRIC AUTOMOBILE CO INC
filed 2000-11-21
CIK 1017290

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB

     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 2000.

                     Commission file number  0-29657

               American Electric Automobile Company, Inc.
             ----------------------------------------------
             (Name of Small Business Issuer in its Charter)

             Delaware                                          33-0727323
  ------------------------------                           ------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

   7270 Woodbine Avenue, Suite 200, Markham, Ontario       L3R 4B9
  ---------------------------------------                 ----------
  (Address of Principal Executive Offices)                (ZIP Code)

                             (905) 947-9925
           ------------------------------------------------
           (Issuer's Telephone Number, Including Area Code)

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


There were 6,131,584 shares of Common stock issued and outstanding as of September 30, 2000.

                                                                1


                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS.

                          AMERICAN ELECTRIC AUTOMOBILE
                          COMPANY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000

                   AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC.
                                AND SUBSIDIARY

                                    CONTENTS
                                    --------
PAGE              1           INDEPENDENT ACCOUNTANTS' REPORT

PAGE              2           CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30,
                              2000 (UNAUDITED)AND DECEMBER 31, 1999

PAGE              3           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                              THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,
                              2000 AND  1999 AND FROM JUNE 15, 1996 (INCEPTION)
                              TO SEPTEMBER 30, 2000 (UNAUDITED)

PAGE              4           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                              NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                              AND FROM JUNE 15, 1996 (INCEPTION) TO SEPTEMBER
                              30, 2000 (UNAUDITED)

PAGES             5 - 6       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of:
American Electric Automobile Company, Inc.
and Subsidiary


We have reviewed the accompanying consolidated balance sheet of American Electric Automobile Company, Inc. and Subsidiary as a development stage company of September 30, 2000 and the related consolidated statements of operations and cash flows for the three and nine months then ended. These financial statements are the responsibility of the Company's management.

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



WEINBERG & COMPANY, P.A.
------------------------
WEINBERG & COMPANY, P.A.

Boca Raton, Florida
November 17, 2000
                                  -1-
                                                                4

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                           (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                June 30, 2000  December 31,
                                                (Unaudited)    1999
CURRENT ASSETS
  Cash and cash equivalents                      $      12,967 $       1,941
  Due from related party                                 4,267         7,212
  Inventories                                           68,953        15,995
  Prepaid rent and legal fees                            3,040             -
                                                 ------------- --------------
TOTAL CURRENT ASSETS                                    89,227        25,148
                                                 ------------- --------------
PROPERTY & EQUIPMENT - NET                              59,417        35,593
                                                 ------------- --------------
OTHER ASSETS
  Investments                                           34,750        18,750
  Security deposit                                       3,000             -
                                                 ------------- --------------
TOTAL OTHER ASSETS                                      37,750        18,750
                                                 ------------- --------------
TOTAL ASSETS                                     $     186,394 $      79,491
------------                                     ============= ==============
LIABILITIES

CURRENT LIABILITIES
  Accounts payable                               $       5,596 $       9,910
  Accounts payable - related parties                    23,326        23,006
  Accrued expenses                                           -         2,138
  Income tax payable                                         -         4,340
  Notes payable - related party                         17,809        27,809
                                                 ------------- --------------
TOTAL CURRENT LIABILITIES                               46,731        67,203

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value,
  20,000,000 shares authorized,
  none issued and outstanding                                -             -
Common stock, $.0001 par value, 50,000,000
  shares authorized, 6,131,564 and 1,191,867
  shares issued and outstanding at
  September 30, 2000 and
  December 31, 1999, respectively                          613           119
Common stock to be issued, 298,667
  shares at December 31, 1999                                -            30
Additional paid-in capital                           1,101,758       410,321
Accumulated deficit                                   (608,917)     (394,182)
                                                 ------------- --------------
                                                       493,454        16,288
Less subscription receivable                          (353,791)       (4,000)
                                                 ------------- --------------
TOTAL STOCKHOLDERS' EQUITY                             139,663        12,288
                                                 ------------- --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     186,394  $     79,491
------------                                     ============= ==============

See accompanying notes to consolidated financial statements
                                  -2-
                                                                5

           AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                                                        For the Period From
                           For the Three  For the Three  For the Nine   For the Nine    June 15, 1996
                           Months Ended   Months Ended   Months Ended   Months Ended    (Inception) to
                           September 30   September 30,  September 30   September 30,   September 30,
                           2000           1999,          2000           1999            2000
                           -------------  -------------  -------------  -------------   -------------



NET REVENUES               $       4,631  $           -  $      4,732    $      3,500   $      69,620
                           -------------  -------------  -------------  -------------   -------------
COST OF REVENUES                       -             50             -           1,846          55,313
                           -------------  -------------  -------------  -------------   -------------
GROSS MARGINS                      4,631            (50)        4,732           1,654          14,307
                           -------------  -------------  -------------  -------------   -------------
OPERATING EXPENSES
  Compensation                    24,779              -        71,871               -         276,659
  Legal and professional fees     45,672         18,473        77,290          18,209         130,838
  General and administrative      32,921          7,828        70,175          14,183         191,233
                           -------------  -------------  -------------  -------------   -------------
TOTAL OPERATING EXPENSES         103,372         26,301       219,336          32,392         598,730
                           -------------  -------------  -------------  -------------   -------------
INCOME (LOSS) FROM OPERATIONS    (98,741)       (26,351)     (214,604)        (30,738)       (584,423)
                           -------------  -------------  -------------  -------------   -------------
OTHER EXPENSES
  Interest expense                     -              -           132               -           2,269
  Loss on investment                   -              -             -               -          22,224
                           -------------  -------------  -------------  -------------   -------------
TOTAL OTHER EXPENSES                   -              -           132               -          24,493
                           -------------  -------------  -------------  -------------   -------------
INCOME (LOSS) BEFORE
INCOME TAXES                     (98,741)       (26,351)     (214,736)        (30,738)       (608,916)

FEDERAL AND STATE
INCOME TAXES                           -              -             -               -           5,450
                           =============  =============  =============  =============   =============
NET INCOME (LOSS)          $     (98,741) $     (26,351) $    (214,736) $     (30,738)  $    (614,366)
                           =============  =============  =============  =============   =============
Net loss per common share
- basic and diluted        $        (.03) $        (.02 $        (.08) $        (.03)  $        (.50)
                           =============  =============  =============  =============   =============
Weighted average number of
common shares outstanding
- basic and diluted            3,097,718      1,080,821      2,547,167      1,021,387       1,214,700
                           =============  =============  =============  =============   =============

See accompanying notes to consolidated financial statements
                                  -3-
                                                                6

           AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                                 For the
                                                                 Period From
                                  For the Nine   For the Nine    June 15, 1996
                                  Months Ended   Months Ended   (Inception) to
                                  September 30,  September 30,   September 30,
                                  2000           1999             2000
Cash flows from operating
Activities:
 Net loss                         $  (214,736)    $    30,738)   $(614,366)
Adjustments to reconcile net loss
to net cash used in
operating activities:
 Depreciation                           1,530               -       23,487
 Loss from investee                         -               -        3,474
 Loss on investment                         -               -       18,750
 Stock issued for services             28,400               -      189,816
 (Increase) decrease in:
 Accounts and loans receivable          2,945             450       (4,741)
 Stock subscriptions receivable        53,750               -       33,750
 Inventory                            (52,958)        (10,895)     (60,953)
 Prepaid rent                          (3,040)              -       (3,040)
 Deposit                               (3,000)              -       (3,000)
Increase (decrease) in:
 Accounts payable and accrued
 expenses                              (6,451)        (13,621)      15,484
 Accounts payable - related parties       320          (7,996)      61,079
 Income taxes payable                  (4,340)         (2,400)       5,448
                                  -----------     -----------    ----------
Net cash used in operating
Activities                           (197,580)        (65,200)    (334,812)
                                  -----------     -----------    ----------
Cash flows from investing
activities
 Purchase of property and
 Equipment                            (25,354)              -      (47,903)
 Investment                           (16,000)              -      (16,955)
                                  -----------     -----------    ----------
Net cash used in investing
Activities                            (41,354)              -      (64,858)
                                  -----------     -----------    ----------
Cash flows from financing
activities
 Proceeds from stock issuance         259,960          66,801      422,636
 Notes payable - related party        (10,000)              -      (10,000)
                                  -----------     -----------    ----------
Net cash provided by financing
Activities                            249,960          66,801      412,636
                                  -----------     -----------    ----------
NET INCREASE  (DECREASE) IN CASH       11,026           1,601       12,967

CASH AND CASH EQUIVALENTS  -
BEGINNING OF PERIOD                     1,941             753            -
                                  -----------     -----------    ----------
CASH AND CASH EQUIVALENTS -
END OF PERIOD                     $    12,967     $     2,354    $   12,967
                                  ===========     ===========    ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the nine months ended September 30, 2000, the Company issued shares of its common stock in exchange for subscriptions receivable aggregating $353,791 at September 30, 2000.

See accompanying notes to consolidated financial statements
                                  -4-
                                                                7

             AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                            ------------------------
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

For further information, refer to the financial statements and footnotes for the year ended December 31, 1999 included in the Company's Form 10-SB/A4 filed on November 3, 2000.

NOTE 2 	INVESTMENTS
------      -----------
During the nine months ended September 30, 2000, the Company contributed an additional $16,000 to its joint venture American Electric Automobile Company
(ASIA), Inc. The Company's 45% interest in the joint venture did not change since the 55% partner of the joint venture also contributed $16,000. No equity method adjustment was recorded for the nine months ended September 30, 2000 since the joint venture had no activity for the period.

NOTE 3	COMMON STOCK
------      ------------
On December 13, 1999, the Board agreed to offer up to 3,000,000 shares of common stock, pursuant to section 4(2) of the Securities Act of 1933, as amended, at $0.375 per share (as adjusted for the one for three reverse stock split discussed below). From January 2000 through September 30, 2000, the Company issued 4,651,667 shares with cash receipts of $313,709 and subscriptions receivable of $353,791.

In March 2000 the Company's Board of Directors authorized a one for three reverse stock split without a change in par value. All share quantities, amounts, and per share data have been retroactively restated in the accompanying consolidated financial statements to reflect the split.


NOTE 4	GOING CONCERN
------      -------------
                                  -5-
                                                                8

The Company's financial statements for the nine months ended September 30, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred accumulated losses of $608,917 and has substantial cash requirements for operating activities which raises substantial doubt about its ability to continue as a going concern.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable, adequate financing. Management's plans include obtaining additional funding through its stock offering (See Note 3) and collecting on its subscriptions receivable.

On August 23, 2000, the Company agreed to issue 3,250,000 shares of restricted common stock to an investor for a total purchase price of $275,000, payable in four installments over a ninety day period following the closing. On September 13, 2000, the Company received a payment of $75,000, and the Company issued approximately 51% of the then issued and outstanding shares of the Company. The shares for which payment has yet to be made are being held in escrow and may be released to the investor pro rata in accordance with the payments to be made at each stage.

                                  -6-
                                                                9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly Report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB.


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

By Letter of Agreement dated August 23, 2000, the Company agreed to issue 3,250,000 shares of restricted common stock to Bisell Investments Inc. for a purchase price of $275,000.00.

On September 13, 2000, Bisell Investments Inc. paid the first installment of the purchase price in the amount of $75,000.00 to the Company at which time it was issued over 51% of the issued and outstanding shares of the Company. The balance of the purchase price is payable in two installments of $75,000.00 each, payable on the thirtieth and sixtieth days after closing, and one installment of $50,000.00 payable on the ninetieth day after closing. Bisell also has the option to purchase an additional 3,000,000 shares at a purchase price of $0.08 per share, valid for 2 years from the closing date.

The purchase price of $275,000.00 is to be used to pay off debts and existing loans to the Company as well as for operating expenses of California Electric Automobile Company and administrative expenses of the Company.

Although the funding provided by this issuance is significant enough to satisfy current debts owing as well as cover operating and administration expenses for CEAC and the Company in the short term, this amount is not sufficient to implement an effective marketing program, or to fund the necessary growth in inventory and operational costs that occur when sales expand. While the Company intends to seek funds for such marketing efforts and operational costs, there can be no assurance that such additional financing sources will be available at acceptable terms, if any at all. Additionally, the Company's accountants have expressed their doubt about the Company's ability to continue as a going concern due to its ongoing substantial cash requirements for operating activities.

RESULTS OF OPERATIONS.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Net revenues were $4,631 for the quarter ended September 30, 2000, an increase of $4,631 from the quarter ended September 30, 1999. The reason for this increase is that the subsidiary earned the revenues by upgrading an electric vehicle conversion on a Volkswagon Truck. Net sales were low due to the fact that there was inadequate funding to carry out any significant production along with any effective marketing campaigns.

Total operating expenses for the Company increased by $77,071 over the same period last year, which is over 300 percent above the amount of $26,301 which was total operating expenses for the quarter ended June 30, 1999. The principle reason for the increase was the increase in general operating expenses resulting from the Company becoming a reporting company under the Securities Exchange Act of 1934, as amended, including the payment of certain legal and professional fees as well as general and administrative expenses.

Net Loss for the quarter ended September 30, 2000 was $98,741, compared to a net loss of $26,351 for the similar period in 1999. The principal reasons for this are the combined impact of the factors discussed immediately above: the substantial increase in operating, legal and administrative expenses. However, even without these expenses, it is unlikely that the Company would have had a profit, as revenues have been minimal.

During the nine months ended September 30, 2000, the Company issued 4,651,667 shares of common stock for cash proceeds of $313,709 and subscriptions receivable of $353,791, aggregating $667,500. Of those total shares issued, 3,605,000 were issued in the three month period ended September 30, 2000.

The company effected a 3-for-1 reverse stock split, which had been approved by the shareholders on March 20, 2000, during April 2000. All share amounts in this Form 10QSB have been retroactively restated to give effect to the reverse Stock split.

DEFAULT BY SHAREHOLDERS ON CERTAIN PROMISSORY NOTES

As was reported in the Company's Form 10QSB for the first and second quarters of 2000, from January through April 21 2000, the Company carried out a private placement offering to a small number of accredited investors in three states. Of the total amount subscribed of $373,750, the Company received $186,209 in cash and $187,541 in notes as of June 30, 2000. Installment payments on the notes were due from five investors, with all such installments due by July 31, 2000. All of those investors are now in default on their notes. Of the total amount due, the Company has received only $34,587 including interest as payments against those notes, and there is a total balance due of $152,954.

The Company has sent notice to the defaulting shareholders by registered letters dated October 5, 2000 informing them that, should the outstanding payments plus interest not be received in full by October 22, 2000, the Company will elect to cancel the Subscription Agreements in respect of the number of shares for which payment and interest has not been received. The Company has also reserved its right to pursue other remedies available under law as a result of the breach of the Subscription Agreements. As of October 22, 2000, none of the defaulting shareholders remitted further payments under their promissory notes and therefore, the Company is in the process of canceling the unpaid shares.

The Company currently is holding various stock certificates as security for the Notes representing Six Hundred And Fifty Thousand (650,000) issued and outstanding shares of Company stock. This sum represents approximately 10% of the Company's total of 6,131,564 shares of stock.

LIQUIDITY AND CAPITAL RESOURCES

If the EV and/or HEV that the Company is developing appear likely to generate substantial sales activity, the Company plans to expand its operations by leasing additional space for production to meet sales demand. However, such expansion efforts require large sums of cash. The Company is currently using the funds received from Bisell Investments Inc. to finance the operations of CEAC and the completion of the conversion of a 4-Door Hyundai Accent to an EV. The Company had also intended to use a substantial amount of the proceeds from the balance owing on the Notes, when collected, to help finance such expansion, however, this is not possible due to the defaults.


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

6. CONTROL OF THE COMPANY. The Officers, Directors and Principal Shareholder Group own more than 50% of the Common Shares of the Company. Therefore, the Control Group will either control or significantly influence a voting control of the Company. Pursuant to the laws of Delaware, a majority of all shareholders entitled to vote at any regularly called shareholders meeting, may act, as a majority, without notice or meeting, giving notice to other shareholders only after such action may have been taken. While there are some limits upon this right of the majority, Investors should understand that Management commands a voting majority in control of the Company.

7. DIVIDENDS. The Company has paid no dividends on its Common Shares since its inception. The Company does not anticipate paying any dividends on its Common Stock unless and until the Company makes a substantial profit, and even then may determine no to pay out any dividends.

8. UNAUDITED FINANCIAL STATEMENTS. The interim financial statements as of September 30, 2000, and for the three, six and nine months then ended, are unaudited.

9. GOVERNMENT REGULATION. The automobile industry in general is heavily regulated both as to crash survival and motor emissions. The Company expects to have no problems with the latter and, because of the use of bodies which have already been approved for gasoline engine use, less severe problems with the former.

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

11. GOING CONCERN. As of September 30, 2000 the company had a stockholders' equity of $139,663. The auditors issued a "going concern" opinion in the audited consolidated financial statements for the year ended December 31, 1999, and the Company raised a going concern issue in the unaudited consolidated financial statements as of September 30, 2000, and for the three, six and nine months then ended.

                                   PART II
                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

           None

ITEM 2.  CHANGES IN SECURITIES.

            None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

            None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION

None

Item 6.   Exhibits and Reports on Form 8-K

            (a) (2) Filed by reference: Form 10SB filed February 23, 2000
                (3) Filed by reference: Form 10SB filed February 23, 2000
               (10) Filed by reference: Form 8K filed September 19, 2000
               (27) Financial Data Schedule

            (b) A report dated September 18, 2000 was filed on Form 8-K on September 19, 2000. The items reported included Item 1, Change in Control of Registrant wherein Bisell Investments Inc. was issued over 51% of the shares of the Registrant.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC.

                                          PIERRE QUILLIAM
                                          ---------------
Date: November 17, 2000              By   Pierre Quilliam
                                          President and CEO