Form 10KSB
period 2000-12-31
AMERICAN ELECTRIC AUTOMOBILE CO INC
filed 2001-04-16
CIK 1017290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                 to
                                         --------------      -------------

                         Commission File Number 0-29657
                                            ----------

                   AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC.
                                -----------------
                 (Name of small business issuer in its chapter)


     Delaware                                              33-0727323
--------------------------------                ---------------------------
(State or other jurisdiction of                 (I.R.S. Employer  I.D. No.)
incorporation or organization)

7270 Woodbine Avenue, Suite 200, Markham, Ontario, Canada     L3R 4B9
---------------------------------------------------------   ------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code             (905) 947-9925
                                                          -----------------
Securities registered pursuant to section 12(b) or 12(g) of the Exchange
Act: Common Stock $0.0001 par value

          Securities registered under Section 15 (d) of the Securities Act:

                          None.

          Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ X ] No [ ]

          Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X ]

          The issuer's revenue for its most recent fiscal year was nil.

          The aggregate market value of the issuer's voting stock held as of December 31, 2000, by non-affiliates of the issuer was approximately $341,481.14

          As  of  January  31,  2001,   issuer  had   5,843,151   common  shares
outstanding.

Transitional Small Business Disclosure Format. Yes [  ] No [X]
Documents incorporated by reference: none

          This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology is intended to identify forward-looking statements. These statement by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company may participate; competition within the Company's chosen industry, including competition from much larger competitors; technological advances and failure by the Company to successfully develop business relationships.

                                     PART 1

Item 1.   Description of Business


A.  HISTORY

American Electric Automobile Company (the "Company") was chartered as a Delaware corporation on May 9, 1996. On June 15, 1996 the Company acquired all of the outstanding stock of California Electric Automobile Co., Inc., incorporated in California on November 14, 1995, ("CEAC") from the shareholders of CEAC in an exchange for stock in the Company. The exchange was on the basis of one share of CEAC for ten shares of the Company for a total of 1,050,000 shares of the Company's common stock. Of the 1,050,000 shares, 900,000 were held in escrow pending the exercise of CEAC's option to purchase the assets and business of San Diego Electric automobile Company.

On October 17, 1996 the Company exercised its option to purchase the assets and business of San Diego Electric Automobile Company ("SDEAC"), a sole proprietorship. The purchase price was for 900,000 shares of AEAC's common stock. The Company is currently comprised of American Electric Automobile Company and its subsidiary, CEAC.

The Company experienced a significant change in its stock ownership and its management in August and September 2000. In a report filed on Form 8-K on September 19, 2000, the Company reported that by Letter of Agreement dated August 23, 2000, the Company agreed to issue 3,250,000 shares of restricted common shares to Bisell Investments Inc. ("Bisell") for a total purchase price of $275,000.00 payable in four installments over a ninety day period following closing. Bisell made two payments of $75,000 each in September and October 2000, with the final payment of $150,000 on January 12, 2001. Under the Agreement, 12 shares of the Company's common stock were to be released upon receipt of each payment from Bisell. The shares were being held in escrow by Edward F. Myers, former Chairman of the Company. Myers refused to release the escrowed shares after receiving proof of the final payment from Bisell. Therefore, the Company cancelled the remaining escrowed shares and issued replacement shares to Bisell. Myers objected to the issuance of the replacement shares, his position being that the last two payments were not made in accordance with the Agreement nor were the funds allocated in accordance with the contract. The Company and its attorneys are of the opinion that the objections of Myers have no basis and are without merit.

On September 13, 2000 pursuant to the August 23, 2000 Letter of Agreement, the Company accepted the resignations of Edward F. Myers, Betty N. Myers and Gary Degano as directors and officers and took the following actions: It elected Pierre Quilliam as President and CEO and appointed him to the Board of Directors; it elected Stephen M. Cohen as Secretary and Treasurer and appointed him to the Board of Directors; and it appointed Denise Quilliam to the Board of Directors. Edward F. Myers, Betty N. Myers and Gary Degano remained as officers and directors of CEAC until they resigned on February 16, 2001. On that date Pierre Quilliam was appointed, Chairman of CEAC, Stephen M. Cohen was appointed Secretary and Treasurer and Glenn Roach was appointed President and elected to the Board of Directors of CEAC.

On January 31, 2001, the Company sold its interest in American Electric Automobile Company (Asia) Inc. ("Asia"). After careful consideration, the Board of Directors of the Company decided that it would be in the Company's best interest to discontinue its investment into Asia. The inherent risks involved in doing business in China, the difficulty in monitoring the situation, as well as the continued monetary investment into Asia that would have been required led the Board to the decision to discontinue its investment in Asia.

The Company sold its interest in Asia, being 45% of the issued and outstanding shares, for the nominal amount of $100.00 to Edward F. Myers. Mr. Myers was the former Chairman of the Company and was also the former Chairman and a director of CEAC.


B. BUSINESS OF ISSUER.

1. PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS. The Company is a development stage company engaged in the business of converting gasoline-powered vehicles to electric and hybrid power uses. The Company accomplishes the conversion into an electrical vehicle ("EV") by replacing the internal combustion engine of a standard gasoline-powered vehicle with readily obtainable commercial electric motors that are controlled by the Company's computerized electric drive controllers. To accomplish the conversion of a gasoline-powered vehicle into a hybrid electric-gasoline vehicle ("HEV") , the Company is replacing the standard internal combustion engine with a specially modified, small gasoline or methanol powered internal combustion engine and generator, along with the battery and electric motor of an electric vehicle.

Evs directly produce no emissions of regulated emissions, and are thus know as zero emission vehicles ("ZEVs"). The South Coast Air Quality Management District, which covers all or most of the counties of Los Angeles, Orange, Riverside and San Bernardino, California, has noted numerous advantages to Evs, including rapid acceleration that "can beat even that of sport gas- guzzlers," and Evs' ability to avoid the usual bi-annual smog checks that internal-combustion engine vehicles must undergo, as Evs don't burn fuel and thus their emissions-control systems neither degrade or fail over time.

The Company intends to serve the anticipated growing need for Evs in California and elsewhere. The California Air Resources Board ("CARB") has mandated that 2% of all new cars produced for sale in California beginning with the 2003 model year must be ZEVs. In addition, 8% of new cars produced must be "cleaner vehicles" which are made up of hybrid, fuel cell and super-ultra-low-emission gasoline vehicles. The Company has already successfully converted eight (8) vehicles from gasoline power to an EV and thereafter sold five (5) of them, each of which was subsequently licensed by the California Department of Motor Vehicles for use on all California roads.

The Company also intends to continue to serve the anticipated growing need for low emission vehicles ("LEVs") through its work to develop its hybrid electric-gasoline vehicle ("HEV"). However, in order to complete its development of an HEV, the Company will need to raise substantial additional funds. (See Risk Factors, below.)

2.  DISTRIBUTION AND MARKETING

The Company conducts its business domestically through its wholly owned subsidiary, California Electric Automobile Company ("CEAC"). Until recently, CEAC focused on the conversion of customer-owned vehicles from gasoline power to Evs through its sales office located in San Diego County, California. CEAC has recently relocated to 42346 - F Rio Nedo in Temecula, California. The Company has had modest success in attracting local newspaper coverage of its activities. The Company is also well known in the San Diego Electric Car Association, a large organization that holds frequent well-publicized meetings to promote the benefits of EV ownership. San Diego is the seventh largest city in this Country.

The Company has sufficient experience and expertise to believe it could, in the majority of instances, replace the gasoline engine in almost any vehicle with readily obtainable commercial electric motors that are controlled by the Company's proprietary computerized electric drive controllers. In the calendar year 1998, CEAC converted one 1972 VW Beetle to an EV. In calendar year 1999, CEAC converted one 1992 Dodge Caravan to an EV for a customer, and converted one 1998 VW Beetle for Company use as a demonstration EV. Currently, the Company has two converted Hyundai Accent 2000 vehicles, and has no backlog.

3. STATUS OF NEWLY ANNOUNCED PRODUCT.

As previously noted, the Company has heretofore focused on converting gasoline-powered vehicles that were owned by third parties into Evs. On July 20, 2000, the Company announced the successful road test of a Hyundai Accent which the Company had purchased for its own account and converted into an EV. The tests, which were completed on July 18, 2000, involved a combination of highway and city driving designed to simulate anticipated everyday use for the vehicle. The tests were conducted by two-time Indianapolis 500 winner Rodger Ward, who serves as an unpaid consultant for the Company. As of the date hereof, CEAC has received an offer to purchase the Red Hyundai 4- Door model, which has been accepted. However, there can be no assurances that there will be any sales in the future.

As disclosed in the Company's 8K filed on March 1, 2001, in addition to electric automobiles, the Company has also commenced production of electric boats through CEAC's Electric Boat Division. The Company intends to begin production with a prototype. The vessels will be engineered and designed for both personal and the boat rental industry. They will consist of pontoon boats, tri-hulls which are 8' x 12' long. The floatation pontoons are made of polyethylene plastic that will not crack, break or deteriorate, and are not affected by fuel, oil, chemicals, pollutants or wildlife. A marine vinyl floor will cover a self-bailing deck. The electric propulsion system consisting of twin 72 volt battery packs will ensure a safe return to dock side. In addition, the battery packs will drive a water turbine, thus avoiding potential propeller mishaps. Due to the public concern about the negative environmental impact caused to lakes and waterways by gasoline and diesel powered boats, the Company believes that electric boats will have a major impact on the market for watercraft over the long term.


4. COMPETITION.

Beginning with the 1997 model year, the electric automobile industry saw at least three multi-national automobile manufacturers introduce their first production model. The California Energy Commission reported that by 1999, nearly all of the major automobile companies - Ford, General Motors, Toyota, Chrysler and Honda - offered at least one model of an EV. Pricing for all of these new vehicles from the major manufacturers has not been firmly established, but the Company believes that they will be priced at approximately $34,000, which is just below the luxury tax point. Additionally, if past experience continues, many of these Evs will be available only for lease, and not sale. The Company will endeavor to counter the competitive activities of these large manufacturers by offering remanufactured vehicles that will sell at much lower prices. However, there can be no assurances that the Company's strategy will be effective, or that it will be able to compete against the large advertising and marketing budgets of the major automobile manufacturers. Additionally, the Company's experience in obtaining the materials necessary to convert gasoline-powered vehicles into Evs leads it to conclude that the major manufacturers offer their new Evs, whether for sale or lease, at prices that do not fully reflect their total costs of production. This was confirmed by the California Air Resources Board which, in its August 7, 2000 "ZEV Program Biennial Review" noted that "Manufacturers are not yet able to produce a competitively priced electric vehicle without incurring significant losses on each unit leased or sold." To the extent that the major manufacturers are pricing their Evs for sale at below cost levels, the Company's ability to market its Evs will be severely impeded. The Company does not have sufficient cash or cash reserves to fund any sales at a significant loss, or at any loss.

In addition to the major manufacturers, the California Department of Energy has reported there are many Evs being built today by small car companies, or by people who build them in their own garages as a hobby. Some Evs are built from kits and made to look like gasoline roadsters or sports cars. There are also other companies that, like American Electric Automobile Company, convert regular cars into electric vehicles by pulling out the motor and gas tank and replacing them with electric motors and batteries. While the Company is not aware of all companies throughout the United States that make Evs or convert existing gasoline-powered vehicles into Evs, it is aware of the following companies who engage in either or both of such behaviors: Mike's Auto Care of San Mateo, CA; Solectria of Wilmington, MA; Electro Automotive of Santa Cruz, CA

As with electric vehicles, the Company also operates within a highly competitive market for electric boats in the United States. The Company intends to be competitive by developing a prototype vessel which will be of excellent quality while still being cost-competitive. However, with both electric automobiles and electric boats, most of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. These competitors may thus be able to respond more quickly to new or emerging technologies in these fields, and to devote greater resources to the development, promotion and sale of their products than we can. Accordingly, we may not be able to compete successfully against these competitors.

5. SOURCE AND AVAILABILITY OF RAW MATERIALS. The Company uses electric motors manufactured by other companies, and then adapts them with the Company's proprietary technological know-how. These engines, and the assemblies necessary to incorporate them into vehicles that the Company is converting from gasoline power, have been adequately available to the Company, and the Company has experienced no difficulty in obtaining adequate sources of supply. Although there can be no assurance that the Company will continue to be able to obtain adequate sources in the future, the Company believes that it will be able to do so.

Source and availability of raw materials for the electric boats is similar to that of the cars. All the materials required are off the shelf and tested. The Company has demonstrated the ability to develop proprietary technology for electric cars which will assist in doing the same for electric boats.

6. MAJOR  CUSTOMERS.  The Company is not dependent upon any one Customer.  While due to the small current volume of sales because the Company is a development-stage company, such that each individual sale to an individual customer represents 10% or more of the Company's sales for the year in which such sale occurred, the Company is not dependent upon any one individual sale for its economic livelihood.

7. PATENTS, LICENSES, LABOR CONTRACTS. The Company is not dependent upon any patent, trademark, license, franchise, concession, royalty agreement or labor contract. The Company has independently developed its technology, and maintains it as proprietary internal information. The Company currently employs less than five (5) full-time employees who perform conversion work, prototype development and testing. The Company has never experienced a work stoppage, and none of its employees are currently represented by a union or any other form of collective bargaining unit. The Company believes its relations with its employees are excellent.

8. NEED FOR GOVERNMENTAL APPROVAL. The Company believes that there are no special governmental approvals that currently are necessary for it to conduct its business. The Company's activities in converting vehicles from gasoline power to Evs or HEVs do not result in any significant modification of a vehicle's running gear, and thus do not require the Company to obtain governmental waivers and approvals as would be necessary, for example, if one were to import a car manufactured in Australia, and one had to upgrade the vehicle to change the steering wheel from the right side to the left, change bumper heights, and certify the engine to meet current emissions standards. To date, all vehicles that the Company has converted have passed all California requirements for being licensed to drive on all California roads. The Company does anticipate, however, that if it is able to secure additional financing to expand the scope of its operations, it will likely have to comply with certain licensing provisions of California law. Among other things, if sales volume increases, or if the Company undertakes manufacture of its own form of vehicle, the Company may have to comply with applicable California license requirements promulgated by the California Department of Motor Vehicles, such as obtaining a license to become a vehicle dealer and/or a vehicle manufacturer.

The electric boats will come under the grouping of small vessels which are required to conform to guide lines of the U.S. Coast Guard. Vessels are required to be registered under either a State boating agency or with the federal government.

9. EMPLOYEES. The Company currently has no full-time employees. The officers and directors work on a part time, as needed basis. CEAC, its wholly owned subsidiary, currently has one full-time employee and one part-time employee, who devote themselves to the development and sale of Evs and Electric Boats at our location at 42346 Rio Nedo in Temecula, California. The Company does not foresee hiring any further employees until revenues and operations warrant the addition of employees. In addition, the Company recognizes that the continuation of operations and the maintenance of its existing employees is dependent upon obtaining additional funding for the Company which may or may not be readily obtainable.


Reports to Security Holders

          The Company files annual and quarterly reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements regarding issuers that file electronically with the SEC which may be viewed at http://www.sec.gov.




Item 2:        Description of Property

Property & Facilities

          The Company subleases space at 7270 Woodbine Avenue, Suite 200, Markham, Ontario, Canada, for its corporate offices. The Company pays CAD$474.60 per month plus applicable Federal Taxes. The Company has a sub-lease agreement with Wepawaug Inc., the head tenant, which gives the Company the right to occupy the space at the above rental rate until August 31, 2001.

The Company's subsidiary, CEAC, has entered into a lease with James E. Hundley for 2,145 square feet of office and workshop space located at 42346 Rio Nedo, #F, Temecula, California. The rental rate is $1,244.00 per month plus a percentage of common area operating expenses. The lease term is for one year ending February 28, 2002, subject to an option to renew for a further term of up to five years. In the opinion of management of the Company, both properties are adequately covered by insurance.

Item 3.   Legal Proceedings.

                     None.

Item 4.   Submission of Matters to a Vote of Security Holders

               None.

                                     PART II

Item 5.   Market for Common Equity and Other Shareholder Matters.

>From October 1998 the Company's common stock was traded on the OTC Bulletin Board under the symbol "AEAM." During 1998 and the first quarter of 1999 there were no quotes.

Quarter                     High Bid           Low Bid

2nd quarter 1999            $0.25              $0.25
3rd quarter 1999             0.3125             0.01

Starting August 1, 1999 the Company's common stock was traded under the symbol "AEAM" by the National Quotation Bureau, LLC.

Quarter                    High Closing Bid    Low Closing Bid

3rd quarter 1999               $0.125                 $0.10
4th quarter 1999                0.10                   0.10


1st quarter 2000               $1.15                  $0.15

2nd quarter 2000
April 3 - April 4              $0.95                  $0.90

April 5 - June 30
(After the 1 for 3
reverse split)                 $3.00                  $1.20

3rd Quarter 2000               $1.30                  $0.45

4th Quarter 2000               $0.45                  $0.07


THE ABOVE QUOTATIONS REPRESENT PRICES BETWEEN DEALERS AND DO NOT INCLUDE RETAIL MARKUP, MARKDOWN OR COMMISSION, AND MAY NOT REPRESENT ACTUAL TRANSACTIONS. The source for this information is Pink Sheets LLC.

On March 20, 2000, the Company's shareholders voted to consolidate the common shares on a one for three exchange.

The Company's "new" common stock was assigned a new CUSIP number and a new trading symbol "AEAC". Trading of the "new" shares started on April 5, 2000.

The Company had approximately 71 shareholders of record as of December 31, 2000.

Dividends. The Company has paid no dividends on its Common Shares since its inception. The Company does not anticipate paying any dividends on its Common Stock until and unless such profit is realized and may not pay out any dividends thereafter.


                                  "Penny Stock"

The Securities and Exchange commission has adopted rule 15g-9 which established the definition of a "penny stock", for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
(1) that a broker or dealer approve a person's account for transactions in penny stocks: and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 6:     MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                       Certain Forward-Looking Information

This Form 10KSB contains certain "forward-looking statements" as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.


RESULTS OF OPERATIONS

The following discussion refers to the twelve-month period ended December 31, 2000 and the twelve-month period ended December 31, 1999.

Fiscal 1999 versus Fiscal 1998

During 1999, the Company had Net Revenues of $3,500 compared to $25,047. The 1998 figure includes $10,000 deposit for a conversion completed and delivered in 1999. If this amount had been applied to 1999, the Net Revenues would have been $13,500 in 1999 and $15,047 in 1998. These amounts reflect the work completed and delivered in the respective years. An additional factor which contributed to lower sales in fiscal 1999 was the departure of the individual from whom the Company had been purchased. This individual served as a director of the Company until May 5, 1999, and had assisted the Company in marketing operations, principally with his attendance at trade shows.

During 1999, the Company had Consulting Expenses of $68,750 compared to $2,000 in 1998. This reflects the value of the stock as assigned by the Company's auditors for the stock issued to Dr. Myers for his services in managing the Company during the year.

During 1999, the Company had $37,440 in Legal and Professional Fees compared to $3,814 in 1998. This increase was due to expenses in three principle areas. During 1999 the company engaged a consultant to develop a new business plan ($12,500), engaged a consultant to travel to China and assist the Company with the development of the SUV test vehicle($8,000), and accounting fees for auditing which have increased with the additional complexity of the Company's accounting structure ($9,000). The business plan and China project were one-time events. In as much as the Company must now have its 10-QSB filings reviewed, this increased level of accounting expense is expected to continue.

During 1999, the Company had $43,250 in Officer Compensation compared with $6,570 in 1998. This increase reflects an evaluation by the auditors on the stock that the Company issued for services performed by the Officers.

Fiscal 2000 versus Fiscal 1999

During 2000, the Company had nil Net Revenues compared to $3,500 in 1999. In 2000 the Company had Other Income of $4,270.00 from the sale of spare parts, and $6,339.00 of Interest Income, compared to nil income in these two accounts in 1999. During the later part of 2000, there was a change in management of the Company and the last quarter was spent by the new management in assessing and rectifying the past management's errors and excesses, thus resulting in a slowdown in the production and sale of EV's and HEV's.

During 2000, the Company had Consulting Expenses of $26,431 compared to $68,750 in 1999. This reflects a decrease in the cost to the Company of consulting fees paid to Dr. Myers for his services in managing the Company during the first three quarters of 2000.

During 2000, the Company had $145,684 in Legal and Professional Fees, including professional and management services, compared to $37,440 in 1999. This increase was due to legal fees paid to the Company's attorneys for filing a registration statement and responding to comments of the SEC. In addition, accounting fees were substantial as a result of the complexity of the Company's accounting structure. Furthermore, as a result of the disorganized state of the books and records of the Company and its subsidiaries which were maintained by the previous management, the Company's accountants were required to carry out significantly more work than would be required under normal circumstances resulting in significantly higher accounting fees to the Company. Although an increased level of accounting expense is expected to continue in view of the fact that the Company must file quarterly 10QSB's, the new management is taking steps to ensure that the financial records are maintained appropriately in order to facilitate more efficient auditing

During 2000, the Company had $7,478 in advertising expenses compared to $3,065 in 1999.

During  2000,   the  Company  had  $76,117   listed  as  Officer   Compensation,
encompassing all employees' payroll including the subsidiary, CEAC, compared with $43,250 in 1999.

General and administrative expenses for 2000 were $132,626.00 as compared with $22,532. This amount includes all other expenses not described in the categories referred to above including but not limited to rent ($37,242), depreciation ($14,892), website ($5,051), write-down of the 1985 VW Cabriolet ($7,499.00) and all other expenses of the Company and its subsidiary. Generally, this amount reflects a readjustment by the Company's accountants for values misallocated in the past to various holdings and transactions.


LIQUIDITY AND CAPITAL RESOURCES - THE COMPANY

The Company has completed financing through the offer of its securities as follows:

On December 13, 1999 the Company approved an offering of 3,000,000 (1,000,000 new shares) shares of the Company's common stock at $0.125 per share. The offering was to be in accordance with Regulation D rule 504. The offering was to accredited investors only in the states of MN, PA and TX.

The offering was accomplished during January ($42,500), February ($125,000), March ($78,750) and April ($127,500) of 2000. The offering was sold out and closed April 21, 2000. The company subscribed a total of $372,500.

Expenses of the offering totaled $17,468:

Legal                                   $  5,614
Accounting                                10,928
Transfer                                     300
Fed Express                                  126
State Filings                                500

Money subscribed                        $373,750
Expenses                                 (17,468)
                                        ---------
Net proceeds                            $356,282
-----------------------------

Money Received                          $186,875
Expenses                                 (17,468)
                                        ---------
Money available
prior to 4/30/00                        $169,407

As was reported in the Company's Form 10QSB for the third quarter of 2000, from January through April 21 2000, the Company carried out a private placement offering to a small number of accredited investors in three states. Of the total amount subscribed of $373,750, the Company received $186,875 in cash and $187,541 in notes as of June 30, 2000. Installment payments on the notes were due from five investors, with all such installments due by July 31, 2000. All of those investors defaulted on their notes. Of the total amount due, the Company received only $34,587 including interest as payments against those notes, and there was a total balance due of $152,954. In addition, one investor's cheque in the amount of $6,250.00 was returned N.S.F.

The Company sent notice to the defaulting shareholders by registered letters dated October 5, 2000 informing them that, should the outstanding payments plus interest not be received in full by October 22, 2000, the Company will elect to cancel the Subscription Agreements in respect of the number of shares for which payment and interest has not been received. The Company has also reserved its right to pursue other remedies available under law as a result of the breach of the Subscription Agreements. As of October 22, 2000, none of the defaulting shareholders remitted further payments under their promissory notes and therefore, the Company cancelled the shares for which payment plus interest had not been received.

The Company was holding various stock certificates as security for the Notes representing 650,000 issued and outstanding shares of Company stock. Out of this number, 441,433 shares were cancelled, bringing the total number of issued and outstanding shares down to 5,689,151 as of December 31, 2000. The Company does not have the financial resources to pursue the defaulted amounts through the courts at this time due to the high cost of instituting legal proceedings, however, it has reserved its rights to pursue such remedies in the future if it so chooses.

By Letter of Agreement dated August 23, 2000, the Company agreed to issue 3,250,000 shares of restricted common stock to Bisell Investments Inc. for a total purchase price of $275,000.00, payable in four installments over a ninety day period following the closing. As of the date hereof, the Company has received full payment from Bisell Investments Inc.

As a result of the default on the offering of shares in early 2000, the Company will need additional capital in order to continue its operations in both the electric car and electric boat arenas as well as to finance the administrative costs including but not limited to legal and accounting fees. The Company's management will be seeking additional capital however, there is no assurance that this needed capital can be raised, or raised on terms acceptable to the Company.

RISK FACTORS

1. Limited History of Operations. The Company was organized in May of 1996 and has had limited operations to date. Therefore its operations are subject to the risks inherent in new business enterprises. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the start up of a new business and the competitive environment in which the Company operates. The Company has had no significant revenues to date.

2. Insufficient Operating Revenues. Time lapse to the Company's Operational Stage will depend upon the continued availability of investment capital to fully fund subsequent projects. If operating revenues are insufficient to continue the Company's operations, additional funds would have to be raised through equity or debt financing. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

3. Competition. Competition in the Electric Automobile Industry may be expected to intensify. General Motors started leasing its first Electric Auto in December 1996. Several of the other major automobile manufacturers also have announced that they have entered or intend to enter the market. In addition, there are several established electric boat manufacturers in the United States which the Company will be competing against.

4. Dependence on Management. Because the Company is a new business and has no significant operating history, it will be heavily dependent upon the services and experiences of its officers. The loss of the service of any officer could adversely affect the conduct of the Company's business.

5. Industry and Economic Factors. The Automobile and boat industries in which the Company expects to operate are subject to constant changes based upon changes in public taste as well as the condition of the general economy. Factors beyond the control of the Company or those on whom it intends to rely could cause the Company to fail.

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

8. Government Regulation. The automobile industry in general is heavily regulated both as to crash survival and motor emissions. The Company expects to have no problems with the latter and because of the use of bodies that have already been approved for gasoline engine use, less severe problems with the former. In addition, the Company shall be manufacturing electric boats in compliance with all regulatory requirements.

9. Potential Conflicts of Interest. The officers and directors are associated with other firms and are involved in a range of business activities which may have business dealings with the Company at some point in time. Due to these affiliations and the fact that some officers are expected to devote only a portion of their time to the business of the Company, there are potential inherent conflicts of interest in their acting as directors and as officers. Each of the officers and directors is or may become an officer, director, controlling shareholder, partner or participant in other entities engaged in a variety of businesses. These existing and potential conflicts of interest are irreconcilable and could involve the participating officers and directors in litigation brought by the Company's shareholders or by the shareholders of other entities with which the officers and directors are currently, or may become, affiliated. To help alleviate this position somewhat, Management has adopted a policy of full disclosure with respect to business transactions with any entity in which any or all of the officers or directors are affiliated, either directly or indirectly. An officer or director may continue any business activity in which such officer or director engaged prior to joining the Company.

10. Going Concern. As of December 31, 2000 the company had a stockholders' deficiency of $24,768. The auditors have raised a "going concern" question on the audit for the year ended December 31, 2000.

ITEM 7.  FINANCIAL STATEMENTS

                   AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

                   AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)




                                    CONTENTS


PAGE                F-1      INDEPENDENT AUDITORS' REPORT

PAGE                F-2      CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000

PAGE                F-3      CONSOLIDATED  STATEMENTS OF OPERATIONS  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
                             FOR THE PERIOD FROM JUNE 15, 1996 (INCEPTION) TO DECEMBER 31, 2000

PAGE                F-4      CONSOLIDATED  STATEMENTS OF CHANGES IN  STOCKHOLDERS'  EQUITY  (DEFICIENCY) FOR THE PERIOD
                             FROM JUNE 15, 1996 (INCEPTION) TO DECEMBER 31, 2000

PAGE                F-5 -    CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED  DECEMBER 31, 2000 AND 1999 AND
                    F-6      FOR THE PERIOD FROM JUNE 15, 1996 (INCEPTION) TO DECEMBER 31, 2000

PAGES               F-7 -    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    F-16



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
  American Electric Automobile Company, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of American Electric Automobile Company, Inc. and subsidiary (a development stage company) as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2000 and 1999 and for the period from June 15, 1996 (inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of American Electric Automobile Company, Inc. and subsidiary (a development stage company) as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, and for the period from June 15, 1996 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company is a development stage company with accumulated operating losses of $813,478, a working capital deficiency of $54,007, and a stockholders deficiency of $24,768 at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning this matter are also described in Note 11. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 6, 2001

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


                                                         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                        $                107
  Inventories, net                                                                                               36,511
                                                                                                      -------------------
TOTAL CURRENT ASSETS                                                                                             36,618
                                                                                                      -------------------

PROPERTY & EQUIPMENT - NET                                                                                       20,819
                                                                                                      -------------------

OTHER ASSETS
  Receivable from related parties                                                                                 2,252
  Prepaid expenses and deposits                                                                                   6,168
                                                                                                      -------------------
TOTAL OTHER ASSETS                                                                                                8,420
                                                                                                      -------------------

TOTAL ASSETS                                                                                       $             65,857
                                                                                                      ===================

                                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
  Cash overdraft                                                                                   $             13,899
  Accounts payable and accrued expenses                                                                          29,020
  Accounts payable - related parties                                                                             17,206
  Income tax payable                                                                                                800
  Notes payable - related party                                                                                  29,700
                                                                                                      -------------------
TOTAL CURRENT LIABILITIES                                                                                        90,625
                                                                                                      -------------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.0001 par value,  20,000,000 shares authorized,  none issued
  and  outstanding  -  Common  stock,   $.0001  par  value,   50,000,000  shares
  authorized, 5,689,151 shares issued and
     outstanding                                                                                                    569
  Additional paid-in capital                                                                                    912,889
  Accumulated deficit                                                                                          (813,478)
                                                                                                      -------------------
                                                                                                                 99,980
  Less subscriptions receivable                                                                                (124,748)
                                                                                                      -------------------
TOTAL STOCKHOLDERS' EQUITY                                                                                      (24,768)
                                                                                                      -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                     $             65,857
                                                                                                      ===================



          See accompanying notes to consolidated financial statements.

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the Year Ended            For the Year Ended      For the Period From June
                                                                                                           15, 1996 (Inception) to
                                                     December 31, 2000            December 31, 1999           December 31, 2000
                                                 --------------------------    ------------------------- -----------------------

NET REVENUES                                      $                  -          $                3,500    $               64,888

COST OF REVENUES                                                     -                           7,352                    55,313
                                                 --------------------------    ------------------------- -------------------------

GROSS PROFIT (LOSS)                                                  -                          (3,852)                    9,575
                                                 --------------------------    ------------------------- -------------------------

OPERATING EXPENSES
  Consulting                                                       26,431                       68,750                   148,959
  Legal and professional fees                                     145,684                       37,440                   199,232
  Advertising                                                       7,478                        3,065                    42,005
  Officers' compensation                                           76,117                       43,250                   153,082
  General and administrative                                      132,626                       22,532                   219,004
                                                 --------------------------    ------------------------- -------------------------
TOTAL OPERATING EXPENSES                                          388,336                      175,037                   762,282
                                                 --------------------------    ------------------------- -------------------------

LOSS FROM OPERATIONS                                             (388,336)                    (178,889)                 (752,707)
                                                 --------------------------    ------------------------- -------------------------

OTHER INCOME (EXPENSE)
  Other income                                                      4,270                         -                        4,270
  Interest income                                                   6,339                         -                        6,339
  Interest expense                                                   (673)                      (1,069)                   (2,810)
  Loss on investments                                             (39,016)                        -                      (61,240)
                                                 --------------------------    ------------------------- -------------------------
TOTAL OTHER INCOME (EXPENSE)                                      (29,080)                      (1,069)                  (53,441)
                                                 --------------------------    ------------------------- -------------------------

LOSS BEFORE INCOME TAXES                                         (417,416)                    (179,958)                 (806,148)

PROVISION FOR INCOME TAXES                                          1,880                        1,940                     7,330
                                                 --------------------------    ------------------------- -------------------------

NET LOSS                                          $              (419,296)      $             (181,898)   $             (813,478)
                                                 ==========================    ========================= =========================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED     $                  (.13)      $                 (.06)   $                 (.56)
                                                 ==========================    ========================= =========================

WEIGHTED AVERAGE SHARES ISSUED AND OUTSTANDING -
  BASIC AND DILUTED                                             3,327,957                    3,171,559                 1,460,436
                                                 ==========================    ========================= =========================


          See accompanying notes to consolidated financial statements.

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
       FOR THE PERIOD FROM JUNE 15, 1996 (INCEPTION) TO DECEMBER 31, 2000

                                                          Common Stock                     Common Stock               Additional
                                                                                           To Be Issued                Paid-In
                                                      Shares          Amount          Shares          Amount           Capital
                                                   -------------    -----------     ------------    ------------     -------------

 Issuance of stock to founders for services             55,000   $          6             -      $        -       $          159
 Issuance of stock to founder for cash                 333,334             33             -               -                  967
 Issuance of stock for investment in CEHK               50,000              5             -               -               37,495
 Issuance of stock to purchase subsidiary              350,000             35             -               -                   70
 Issuance of stock for cash                             13,333              1             -               -                9,999
 Net loss, 1996                                           -              -                -               -                 -
                                                                    -----------     ------------    ------------     -------------
                                                   -------------
BALANCE DECEMBER 31, 1996                              801,667             80             -               -               48,690

Issuance of stock for vehicle                           33,333              3             -               -               24,997
Issuance of stock for cash                              37,333              4             -               -               28,896
Issuance of stock for services                          46,333              5             -               -               34,745
Net loss, 1997                                            -              -                -               -                 -
                                                                    -----------     ------------    ------------     -------------
                                                   -------------
Balance, DECEMBER 31, 1997                             918,666             92             -               -              137,328

Issuance of stock for vehicle                           10,667              1             -               -                7,999
Issuance of stock for cash                              58,667              6             -               -               49,995
Net loss, 1998                                            -              -                -               -                 -
                                                                    -----------     ------------    ------------     -------------
                                                   -------------
BALANCE, DECEMBER 31, 1998                             988,000             99             -               -              195,322

Issuance of stock for cash                             151,918             15             -               -               56,759
Issuance of stock for debt                              16,000              2             -               -                8,773
Issuance of stock for services                          36,000              3           298,667              30          126,467
Forgiveness of debt of related party                      -              -                -               -               23,000
Net loss, 1999                                            -              -                -               -                 -
                                                   -------------    -----------     ------------    ------------     -------------
Balance, DECEMBER 31, 1999                           1,191,918            119           298,667              30          410,321

Cancel stock returned to company                       (10,667)            (1)            -               -               (3,999)
Issuance of stock for cash                           4,296,666            430             -               -              667,070
Cancel shares for non-payment                         (442,433)           (44)            -               -             (165,868)
Issuance of stock for services                         653,667             65         (298,667)            (30)           28,365
Forgiveness of debt reclassification                      -              -                -               -              (23,000)
Net loss, 2000                                            -              -                -               -                 -
                                                                                    ------------    ------------     -------------
                                                   -------------    -----------
Balance, DECEMBER 31, 2000                           5,689,151   $        569             -      $        -       $      912,889
----------------------------------------------     =============    ===========     ============    ============     =============



                                                      Accumulated       Subscriptions

                                                        Deficit           Receivable           Total
                                                    ----------------    ---------------     -------------

 Issuance of stock to founders for services      $            -      $           -       $          165
 Issuance of stock to founder for cash                        -                  -                1,000
 Issuance of stock for investment in CEHK                     -                  -               37,500
 Issuance of stock to purchase subsidiary                   (1,060)              -                 (955)
 Issuance of stock for cash                                   -                  -               10,000
 Net loss, 1996                                            (14,198)              -              (14,198)
                                                    ----------------    ---------------     -------------

BALANCE DECEMBER 31, 1996                                  (15,258)              -               33,512

Issuance of stock for vehicle                                 -                  -               25,000
Issuance of stock for cash                                    -                  -               28,900
Issuance of stock for services                                -                  -               34,750
Net loss, 1997                                            (142,622)              -             (142,622)
                                                    ----------------    ---------------     -------------

Balance, DECEMBER 31, 1997                                (157,880)              -              (20,460)

Issuance of stock for vehicle                                 -                  -                8,000
Issuance of stock for cash                                    -                  -               50,001
Net loss, 1998                                             (54,404)              -              (54,404)
                                                    ----------------    ---------------     -------------

BALANCE, DECEMBER 31, 1998                                (212,284)              -              (16,863)

Issuance of stock for cash                                    -                (4,000)           52,774
Issuance of stock for debt                                    -                  -                8,775
Issuance of stock for services                                -                  -              126,500
Forgiveness of debt of related party                          -                  -               23,000
Net loss, 1999                                            (181,898)              -             (181,898)
                                                    ----------------    ---------------     -------------
Balance, DECEMBER 31, 1999                                (394,182)  $         (4,000)           12,288

Cancel stock returned to company                              -                 4,000              -
Issuance of stock for cash                                    -              (278,539)          388,961
Cancel shares for non-payment                                 -               153,791           (12,121)
Issuance of stock for services                                -                  -               28,400
Forgiveness of debt reclassification                          -                  -              (23,000)
Net loss, 2000                                            (419,296)              -             (419,296)
                                                    ----------------    ---------------     -------------

Balance, DECEMBER 31, 2000                       $        (813,478)  $       (124,748)   $      (24,768)
----------------------------------------------      ================    ===============     =============



          See accompanying notes to consolidated financial statements.

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                          THE YEARS ENDED DECEMBER 31,
                            2000 AND 1999 AND FOR THE
                            PERIOD FROM JUNE 15, 1996
                           (INCEPTION) TO DECEMBER 31,
                                      2000



                                                                For the Year Ended     For the Year Ended    For the Period from
                                                                                                                June 15, 1996
                                                                                                                (Inception) to
                                                                December 31, 2000      December 31, 1999      December 31, 2000
                                                               ---------------------  ---------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                        $        (419,296)     $        (181,898)      $       (813,478)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation                                                              14,892                  7,772                 36,849
  Impairment of investments                                                 39,016                   -                    61,240
  Impairment of fixed assets                                                21,746                   -                    21,746
  Forgiveness of debt reclassification                                     (23,000)                  -                   (23,000)
  Gain on debt forgiveness                                                   3,398                   -                     3,398
  Stock issued for services                                                 28,400                126,500                190,876
 (Increase) decrease in:
  Accounts and loans receivable                                              4,960                 (1,225)                (2,726)
  Inventories                                                              (20,515)                16,199                (28,510)
  Prepaid expense                                                           (6,168)                   450                 (6,168)
 Increase (decrease) in:
  Accounts payable and accrued expenses                                     16,970                  9,645                 37,847
  Accounts payable - related parties                                        (5,800)               (12,282)                54,959
  Income taxes payable                                                      (3,540)                 1,940                    800
  Cash overdraft                                                            13,899                   -                    13,899
                                                               ---------------------  ---------------------  ---------------------
      Net Cash Used In Operating Activities                               (335,038)               (32,899)              (452,268)
                                                               ---------------------  ---------------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in subsidiaries                                               (20,266)                  -                   (21,221)
  Purchase of property and equipment                                       (21,864)               (18,688)               (44,414)
                                                               ---------------------  ---------------------  ---------------------
      Net Cash Used In Investing Activities                                (42,130)               (18,688)               (65,635)
                                                               ---------------------  ---------------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable                                                 20,000                   -                    20,000
  Proceeds from issuance of notes payable                                  (21,507)                  -                  (21,507)
  Proceeds from issuance of common stock - net                             376,841                 52,775                519,517
                                                               ---------------------  ---------------------  ---------------------
      Net Cash Provided By Financing Activities                            375,334                 52,775                518,010
                                                               ---------------------  ---------------------  ---------------------

Net increase (decrease) in Cash                                             (1,834)                 1,188                    107

Cash and cash equivalents -
  beginning of PERIOD                                                        1,941                    753                   -
                                                               ---------------------  ---------------------  ---------------------

Cash and cash equivalents -
  end of PERIOD                                                  $             107      $           1,941       $            107
                                                               =====================  =====================  =====================


          See accompanying notes to consolidated financial statements.

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                          THE YEARS ENDED DECEMBER 31,
                            2000 AND 1999 AND FOR THE
                            PERIOD FROM JUNE 15, 1996
                           (INCEPTION) TO DECEMBER 31,
                                      2000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR 2000 AND 1999:

During 1999 the Company issued 16,000 shares of its common stock to settle $8,775 of accrued expenses payable to an individual. In addition, an individual forgave $23,000 that the Company owed him pursuant to a settlement agreement.

During 2000 the Company issued 355,000 shares of its common stock for compensation which was valued at $28,400. In addition, the Company reclassified $23,000 of stock issued in 1999 pursuant to a settlement agreement from additional paid in capital to forgiveness of debt.



          See accompanying notes to consolidated financial statements.

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) Organization and Description of Business

         American Electric Automobile Company, Inc. ("AEAC") (a development stage company), a Delaware corporation, was incorporated on May 9, 1996. On June 15, 1996, AEAC acquired all of the outstanding stock of California Electric Automobile Co., Inc. ("CEAC"), a California corporation incorporated on November 14, 1995 (together the "Company"). AEAC exchanged 1,050,000 shares of its common stock, in a ratio of ten to one, for all of the outstanding shares of CEAC. The acquisition was accounted for using the purchase method of accounting. Under this method, the assets were recorded at their fair market value. The $95 excess value of the stock issued over the fair market value of the assets acquired was written off as goodwill since it was considered de minimis.

         The Company's mission is to provide environmentally sensitive, quality and cost effective electric automotive transportation domestically with cooperative structuring of opportunities with global partners.

         (B) Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation

         (C) Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

         (D) Cash and Cash Equivalents

         For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

         (E) Inventory

         Inventory consists of vehicles held for sale, including finished goods as well as work in process. Inventory is valued at the lower of cost or market with cost determined under the first-in, first-out method.

         (F) Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the double declining balance method over the estimated useful lives of the assets from five to ten years.

         (G) Stock Options

         In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company has elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations and accounts for options issued to non-employees for services under SFAS 123 (See Note 8(C)).

         (H) Concentration of Credit Risk

         The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

         (I) Revenue Recognition

         The Company recognizes  revenue on each automobile  conversion when the
         completed   conversion  is  billed  and  delivered  to  the  respective customer.

         (J) Income taxes

         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (K) Recent Accounting Pronouncements

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by statement No 137 and 138, establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The Company believes that its adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

         (L) Loss Per Share

         Loss per share is provided in accordance with Statement of Financial Accounting Standard No. 128 (FAS No. 128) "Earnings Per Share". Basic loss per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share would reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. Due to the anti - dilutive effects of these common stock equivalents, they were not included in the loss per share calculation. This results in the same calculation for both basic and diluted loss per share. At December 31, 2000, there were 133,333 common stock options outstanding that could potentially dilute future earnings per share.

         (M) Reclassification

         Certain 1999 balances have been reclassified to conform to the 2000 presentation.

NOTE 2   DUE FROM RELATED PARTY

         Accounts receivable - related party consists of advances for operating expenses totaling $2,252, at December 31, 2000.

NOTE 3   INVENTORY

         Inventory at December 31, 2000 consists of the following:

         Finished goods - vehicle                                                              $             68,941
         Less allowance for write down to lower of cost or market                                           (32,430)
                                                                                                  -------------------
         Total inventory  - net                                                                $             36,511
                                                                                                  ===================




NOTE 4   PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2000 consists of the following:

         Electronic demonstration vehicles                                                     $             61,200
         Furniture and fixtures                                                                               4,936
         Machinery and equipment                                                                             13,277
                                                                                                  -------------------
                                                                                                             79,413
         Less:
           Accumulated depreciation                                                                         (36,849)
           Impairment write down                                                                            (21,745)
                                                                                                  -------------------
           Total property and equipment - net                                                  $             20,819
                                                                                                  ===================

         Depreciation  expense  was  $14,892  and  $7,772  for the  years  ended
         December 31, 2000 and 1999 respectively.

NOTE 5   INVESTMENTS

         Investments at December 31, 2000 are as follows:

         China Electric Automobile Company of Hong Kong, Ltd.                                  $               -
         American Electric Automobile Company (ASIA), Inc.                                                     -
                                                                                                  -------------------
                                                                                               $               -
                                                                                                  ===================

         On May 18, 1996, the Company entered into an agreement with China Electric Automobile Company of Hong Kong, Ltd. ("CEHK") in which each exchanged approximately 5% of their outstanding common stock for the other company's stock. The object of the relationship is the pursuit of business opportunities and product development using the company's combined resources. This agreement was undertaken with the intention of entering into further business relationships as product development became more advanced. The value of this investment was assigned based on the Company's cash offering price, $0.25 per share, for its common stock near the date of the agreement. In accordance with APB 18 and related interpretations, the investment was originally recorded at $37,500, using the cost method, and was subsequently adjusted in 1998 to its net realizable value of $18,750. CEHK had no material revenues or expenses through December 31, 2000, and the Company determined the investment in CEHK to be worthless and wrote down the investment to zero.

         On February 12, 1997, the Company entered into an agreement with CEHK to form a joint venture to engage in various electric vehicle related businesses, including design, production and trading in electric vehicles and related parts. The joint venture, American Electric Automobile Company (Asia), Inc. ("AEAA"), a California corporation, has its common stock ownership divided fifty-five percent to CEHK and forty-five percent to the Company. The Company's original contribution to the joint venture was $3,000. The joint venture agreement states that CEHK is responsible for securing AEAA a profit generating agreement with a third party, upon which they would be entitled to an additional five-percent of the voting stock of the Company. In accordance with APB 18 and related interpretations, the investment is accounted for under the equity method. During 1998 the Company decreased the value of their investment in AEAA to zero and reduced a portion of the receivable from AEAA after accounting for their portion of the investee's loss under the equity method. AEAA had no revenues or expenses during 1999; therefore, no additional equity method adjustments were made to the investment or the receivable from AEAA during 1999. During 2000 the Company contributed to the joint venture an additional $19,500. Also during 2000, the Company decreased the value of their investment in AEAA to zero and reduced to zero the receivable from AEAA after accounting for their portion of the investee's loss under the equity method. In January 2001, the Company sold its investment in AEAA to the former president of the Company for $100 (See Note 12).

NOTE 6   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses at December 31, 2000 consists of the following:

          Accounts payable trade                                                             $               1,205
          Legal expenses                                                                                    27,792
          Interest payable on related party note                                                                23
                                                                                                --------------------
                                                                                             $              29,020
                                                                                                ====================

NOTE 7   NOTES PAYABLE - RELATED PARTY

         Note payable - related parties at December 31, 2000 are summarized as follows:

          EFM Venture Group, Inc.                                                            $               9,700
          Former president of the Company                                                                   20,000
                                                                                                --------------------
                                                                                             $              29,700
                                                                                                ====================

         EFM Ventures Group, Inc. ("EFM") is one-third owned and operated by the former president of the Company's wholly owned subsidiary California Electric Automobile Company. The notes payable to EFM consists of funds loaned to the Company for purchases and operating expenses. The payables to EFM are secured by a lien against three completed vehicles owned by the Company, two of which are included in inventory and the other in property and equipment (see notes 3 & 4).

         At December 31, 2000 the Company owed $20,000 to the former president of the Company's subsidiary.

         In 1999, the Company entered into a "Settlement and Mutual Release Agreement" with a former officer and director. The Agreement was made in order to settle a dispute that arose with respect an employment agreement. All of the Company's liabilities to the officer and director were considered settled pursuant to an agreement between the parties for which the Company recorded $23,000 as a forgiveness of debt.

NOTE 8   STOCKHOLDERS' EQUITY

         (A) Preferred Stock

         The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $.0001 per share, with such designations, preferences, limitations and relative rights as may be determined by the Board of Directors. No preferred stock has been issued as of December 31, 2000.

         (B) Common Stock

         On March 20, 2000, the company instituted a 3 for 1 reverse stock split that had been authorized by the Board of Directors. The financial statements have been adjusted to retroactively reflect the split for all shares and per share amounts.

         The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.0001 per share. At December 31, 2000, there were 5,689,151 shares of common stock issued and outstanding.

         On January 1, 1999, the Company issued an offering circular pursuant to an exemption with the United States Securities and Exchange Commission contained in Regulation D, Rule 504. The offering called for 166,667 common shares at an offering price of $1.00 per share with a minimum subscription of $1,000. No shares were issued pursuant to this offering circular through the date of this report and the offering was cancelled.

         In January 18, 1999, the Board agreed to offer up to 166,667 common shares, pursuant to Section 4(2) of the Securities Act of 1933, as amended, at a $0.125 per share offering price. No offering document was prepared and no shares were issued under this offering.

         During May to December 1999, the Company issued 151,866 shares of common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended, at $0.125 per share for total proceeds of $56,775.

         On December 13, 1999, the Board agreed to offer up to 1,000,000 shares of common stock pursuant to section 4(2) of the Securities Act of 1933, as amended, at $0.125 per share. No shares were issued under this offering in 1999. During 2000 the Company issued 614,234 shares for cash consideration of $226,591.

         On December 13, 1999 the Board authorized the issuance of 115,333 shares of common stock to its officers for past services rendered and 183,333 shares to a related party for past consulting services. The shares were issued at $0.125 per share based upon the price of the concurrent offering discussed above (See Note 12 for additional issuances).

         On August 23, 2000, the Company entered into an agreement to sell 3,250,000 shares for $275,000 to an investor group ("The Group") which effectively transferred control of the Company. Under this agreement, The Group made a down payment of $75,000 and agreed to pay the balance in three payments within 90 days of the closing date. The shares for this purchase were held in escrow and were to be released based on payments from The Group. Per the agreement 12 shares of the Company's common stock were to be released from escrow for every $1 payment made for the first $225,000 of payments with a release of the remaining shares on the last payment. The purchase price was to be used mainly for operating expenses of CAEC as well as for administrative expenses of AEAC. An additional $75,000 was received on October 16, 2000 and shares were released from escrow prior to December 31, 2000. The purchaser did not make the additional payments in a timely fashion, however, in January 2001 all the amounts due under this contract were paid. When the escrow agent did not release the escrowed shares to The Group, the Company cancelled those shares and issued new shares (See
         Note 12).

         (C) Stock Options

         The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost has been recognized for options issued to employees as of December 31, 2000 and 1999. Had compensation cost for the Company's stock-based compensation been determined on the fair value method at the grant dates for awards, consistent with Statement of Accounting Standards No 123, "Accounting for Stock Based Compensation" (Statement No. 123) the Company's net loss for the years ended December 31, 2000 and 1999 would have been increased to the pro-forma amounts indicated below.

                                                                                       2000                1999
                                                                                   --------------     ---------------

         Net loss                                  As reported                  $      (419,296)   $       (181,898)
                                                   Pro forma                    $      (421,963)   $       (186,328)

         Net loss per share                        As reported                  $          (.13)   $          (0.06)
                                                   Pro forma                    $          (.13)   $          (0.06)

         The options have been adjusted to reflect a 3:1 reverse stock split effective March 20, 2000. The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income
         (loss) for future years due to, among other things, the effects of vesting.

         The stock options term is five years from the grant date. Stock options issued vest over a three-year period.

         For financial statement disclosure purposes, the fair market value of each stock option grant is estimated on the date of grant using the minimum value method, which did not differ from the fair market value computed using the Black-Scholes method, in accordance with Statement No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 6.0%, volatility of zero and expected term of three years. There were no stock options granted in 2000.

         A summary of the Company's outstanding common stock options as of December 31, 2000 and changes during the year is presented below:

                                                                                Number of          Weighted Average
                                                                                  Shares            Exercise Price
                                                                              ---------------     -------------------
         Stock Options
           Balance at beginning of period                                           133,333    $               0.75
           Granted                                                                     -                       -
           Exercised                                                                   -                       -
           Forfeited                                                                   -                       -
                                                                              ---------------     -------------------
           Balance at end of period                                                 133,333    $               0.75
                                                                              ===============     ===================

         Options exercisable at end of   period                                     133,333    $               0.75
                                                                              ===============     ===================

          Weighted average fair value of options granted during the
             period                                                                    -       $               -
                                                                              ===============     ===================

         The following table summarizes information about options outstanding at December 31, 2000.

                                   Options Outstanding                                    Options exercisable
                                                     Weighted
                                                     Average           Weighted                           Weighted
               Range of           Number            Remaining          Average           Number            Average
               Exercise        Outstanding         Contractual         Exercise        Exercisable        Exercise
                 Price         At Year End             Life             Price          At Year End          Price

         $        0.75              133,333         Years 1.76      $      0.75          133,333       $     0.75

NOTE 9   INCOME TAXES

         The provision for income taxes for the years ended December 31, 2000 and 1999 consists of California franchise tax expense for CEAC of $1,880 in 2000 and $1,940 in 1999. Provision for income taxes is summarized as follows:

                                                                                2000                    1999
                                                                          -----------------      -------------------
         Current income taxes                                          $            1,880     $              1,940
         Deferred income taxes                                                        -                        -
                                                                          -----------------      -------------------
                                                                       $            1,880     $              1,940
                                                                          =================      ===================

         The  Company's  tax expense  differs  from the  "expected"  tax expense
         (benefit) for the years ended December 31, 2000 and 1999 (computed by applying the applicable Federal corporate tax rate of 34% to loss before taxes) as follows:

                                                                                2000                    1999
                                                                          -----------------      --------------------

         Computed "expected" tax (benefit)                             $         (137,460)    $             (27,285)
         State income tax                                                           1,880                     1,940
         Effect of net operating loss                                             137,460                    27,285
                                                                          -----------------      -------------------
                                                                       $            1,880     $               1,940
                                                                          =================      ====================

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                                                2000                    1999
                                                                          -----------------      --------------------
         Deferred tax assets:

         Net operating loss carry-forward                              $          270,765     $              59,868
                                                                          -----------------      --------------------
         Total gross assets                                                       270,765                    59,868
         Less valuation allowance                                                (270,765)                  (59,868)
                                                                          -----------------      -------------------
         Net deferred tax asset                                        $             -        $                -
                                                                          =================      ====================

         At January 1, 2000, the valuation allowance was $59,868. The net change in the valuation allowance during the year ended December 31, 2000 was an increase of $210,897.

         As of December 31, 2000, the Company has state and federal net operating loss carryforwards before any limitations, which expire throughout 2020.

NOTE 10  RELATED PARTIES

         See Notes 2, 5, 7, 8(B) and 12, for related party transactions.

NOTE 11  GOING CONCERN

         The Company's financial statements for the year ended December 31, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $419,296 for the year ended December 31, 2000 and has accumulated losses since inception of $813,478. In addition, the Company's working capital deficiency of $54,007 at December 31, 2000 may not enable it to meet such objectives as presently structured.

         The ability of the Company to continue as a going  concern is dependent
         upon  the  Company's   ability  to  attain  a  satisfactory   level  of
         profitability and obtain suitable, adequate financing.

         Management's plans include seeking additional equity investments. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 12  SUBSEQUENT EVENTS

         In 2001, the former president of the Company, who is a party to the August 23, 2000 contract (See Note 8(B)) objected to the subsequent issuance of the shares in escrow based on non-performance of the contract. His position is that the last two payments under the contract were not made in accordance with the scheduled payments since they were made in January 2001, nor were the funds allocated in accordance with the contract. Based on the above position, the former president refused to release to The Group certain shares held in escrow. On January 18, 2001 the Company cancelled the escrowed shares and issued 1,450,000 new shares to The Group. The Company is of the opinion that the objections of the former president of the Company have no basis and are without merit.

         In January 2001, the Company sold its investment in American Electric Automobile Company Asia, Inc. for $100 to the former president of the Company.

         In January 2001, the Company issued 154,000 restricted shares to two officers for services rendered.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company's previous auditors, Harlen and Boettger, LLP, informed the company in March 1999 that due to increased insurance costs, it no longer performed audits for public companies. On March 8, 2000, the company engaged the firm of Weinberg & Company P.A. as the company's auditors. There has been no disagreement with the Company's accountants.


ITEM 9.  ITEM 5:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The names, ages, and respective positions of the directors and executive officers of the Company immediately preceding the Change of Control on September 13, 2000 were:

Name                              Age              Position

Edward F. Myers                   67               Chairman/CFO.

Gary G. DeGano                    56               President & CEO/Director.

Betty N. Myers                    62               Secretary/Director.

Gary L. Jackson                   52               Vice President-Research.


Notes:  1) Edward F. Myers and Betty N. Myers are spouses.
        2) Directors terms run until the end of the fiscal year, or until their replacements are elected and qualified.

Dr. Edward F. Myers has been Chairman, and a Director of the Company since May 8, 1996 and President of California Electric Automobile Company, Inc. since November 19, 1995. Between June 1970 to September 1991, he was president of Extend Ventures, Inc., a public company. From March 1983 to December, 1995, he was president of EFM Venture Group, Inc., a financial syndication firm.
Dr. Myers was a director of William Lyon College, San Diego from 1981-1985 and the Treasurer and a Trustee of Beacon College, Washington, D.C., between 1981-1983. From 1980 to 1983 he was President of Exchange Accommodation Corporation, a company active in real estate exchanges, and was also Chairman of the Board of Impact International, Inc. Prior to 1980 Dr. Myers was Special Assistant to the Vice President, Cubic Corporation; Director of Engineering, Swan Electronics, a subsidiary of Cubic Corp; President of EFM Financial, Inc.; Director and Chairman of the Executive Committee of Microdyne Corporation; Director of European Operations of Informatics, Inc.; Division Manager, Computer Applications Inc.; manager of Applications research, Stromberg-Carlson, Division of General Dynamics Corporation.

Mr. Gary G. DeGano was elected President, CEO and a Director of the Company on August 1, 1997. Since March of 1997 he has also been President of Incremental Data, Inc. Between 1995 and 1996 he was in charge of investor relations for Exten Industries, Inc., a public company. From 1986 until 1994 he was President and CEO of Sun Harbor Financial Resources Inc., whose stock was publicly traded in the over-the-counter market, and President and CEO of Sun Harbor Mortgage, Inc., a full service mortgage banking firm of which he was one of the founders. Mr. DeGano has also been President of the following corporations: American Mortgage Network, Sea Coast, Inc., Pacific Sun Escrow Company and Sun Coast Mortgage Company.

Betty N. Myers has served as the Secretary and a Director since December 13, 1999. She also is President and a Director of EFM Venture Group, Inc., a real estate company, as the licensed broker. She has also been President of Exchange Accommodation Corp., an accommodating company for 1031 delayed exchanges.

Dr. Gary L. Jackson has been Vice President of Research since December 6, 1999. Between December 5, 1996 and December 6, 1999 he was a Director of the Company. He received his Ph.D. from the University of Arizona in 1977 in Electrical Engineering with a Physics minor and since that time has been employed by General Atomics, San Diego, CA. He has also contributed several articles on electric vehicles to the Society of Automotive Engineers (SAE), Electric Vehicle Associations of Southern California (EVAOSC) and San Diego (EVAOSD), and has written a column, "Nuts and Volts" for the associations' newsletters. Dr. Jackson has been active in the field of electric vehicles for 27 years beginning with the construction of his first electric vehicle in 1969. He was a founding member and former vice-president of the local electric vehicle chapter (EVAOSD).

The names, ages, and respective positions of the directors and executive officers of the Company immediately subsequent to the Change of Control are:


Name                              Age              Position

Pierre Quilliam                   62               President/Director

Denise Quilliam                   62               Director

Stephen M. Cohen                  38               Secretary/Treasurer/Director


Pierre Quilliam was elected President and Director of the Company on September 13, 2000. Since 1976 he has been self-employed, working in a variety of positions in the financing and accounting arena, including general oversight of a management consulting company. He has also worked directly with the Canadian Government on various aspects of the Government's program to combat desertification. Mr. Quilliam graduated from Chicago Western University with a major in Accounting and Economics.

Denise Quilliam, who is the spouse of Pierre Quilliam, was elected a Director of the Company on September 13, 2000. Since 1975, she has been self-employed, working at various financing and accounting positions including that of comptroller. Mrs. Quilliam received her teacher's certificate from Ecole Normale Marguerite Bourgeois in Montreal, Canada, in 1957.

STEPHEN M. COHEN has been Secretary, Treasurer and a Director of the company since September 13, 2000. He attended Osgood Hall Law School in Toronto, graduating with a Bachelor of Laws degree in 1987. He was called to the Bar of Ontario in 1989 and has been a member of the Law Society of Upper Canada since that time. He became a partner in the law firm of Cohen and Associates in 1992, where he remained until 1999. From May 1999 until May 2000, he worked as an associate of the law firm of Goldman, Sloan, Nash and Haber in Toronto. Since May 2000, he has worked as in-house counsel for 87807 Canada Inc. and a related group of companies. Since December 2000, Mr. Cohen has also been a Director of Nexus Group International Inc., a public company trading on the Toronto Stock Exchange.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Company's Certificate of Incorporation provides that a director of the Company will not be personally liable to the Company or its shareholders for monetary damages for breach of the fiduciary duty of care as a director, including breaches which constitute gross negligence. However, this provision does not eliminate or limit the liability of a director of the Company (i) for breach of the director's duty of loyalty to the Company or its shareholders,
(ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law (relating to unlawful payment of dividends or unlawful stock repurchases or redemptions), (iv) for gaining a financial profit of other personal advantage to which he or she was not entitled, or (v) for breaches of a director's responsibilities under the Federal securities laws.

The Company's by-laws provide that the Company shall indemnify its officers, directors, employees and agents, to the extent permitted by the General Corporation Law of Delaware.

The Company's Certificate of Incorporation and Bylaws are, in large measure, based upon Delaware General Corporation Law Section 145, which provides that the Company may indemnify any officer or director who was made a party to a suit because of his position, including derivative suits, if he was acting in good faith and in a manner he reasonably believed was in the best interest of the Company, except, in certain circumstances, for negligence or misconduct in the performance of his duty to the Company. If the director or officer is successful in his suit, he is entitled to indemnification for expenses, including attorneys' fees. Article Ten of the Company's Certificate of Incorporation provides for indemnification of the Company's officers and directors to the fullest extent permitted by law. Indemnification agreements have been entered into with all officers and directors of the Company.

ITEM 10:     EXECUTIVE COMPENSATION

Summary Compensation Table


Former Management

Name &     Year Salary Bonus Other    Restricted  Options  LTIP     All other
Principal        ($)    ($)  annual   stock       SARs     Payouts  compen-
Position                     compen-  awards                ($)     sation ($)
                             sation($) ($)

E Myers    1996  -0-    -0-    -0-         -0-       -0-       -0-     -0-
Chairman/  1997  -0-    -0-    -0-         -0-       8333      -0-     -0-
Director   1998  -0-    -0-    -0-         -0-       8333      -0-     -0-
           1999  -0-    -0-    -0-         -0-       8333      -0-     -0-
           2000  -0-    -0-    -0-      283,334      -0-       -0-     -0-

G DeGano   1996  -0-    -0-    -0-         -0-       -0-       -0-     -0-
President/ 1997  -0-    -0-    -0-         -0-       8333      -0-     -0-
CEO/Dir    1998  -0-    -0-    -0-         -0-       8333      -0-     -0-
           1999  -0-    -0-    -0-        1200       8333      -0-     -0-
           2000  -0-    -0-    -0-      70,000       -0-       -0-     -0-

B Myers    1996  -0-    -0-    -0-         -0-       -0-       -0-     -0-
Secretary/ 1997  -0-    -0-    -0-         -0-       -0-       -0-     -0-
Director   1998  -0-    -0-    -0-         -0-       -0-       -0-     -0-
           1999  -0-    -0-    -0-       31,250      -0-       -0-     -0-
           2000  -0-    -0-    -0-       83,333      -0-       -0-     -0-

G Jackson  1996  -0-    -0-    -0-         -0-       -0-       -0-     -0-
Vice Pres. 1997  -0-    -0-    -0-         -0-       8333      -0-     -0-
           1998  -0-    -0-    -0-         -0-       8333      -0-     -0-
           1999  -0-    -0-    -0-         720       8333      -0-     -0-
           2000  -0-    -0-    -0-       72,000      -0-       -0-     -0-

Out of the 283,334 shares issued to Edward F. Myers as indicated above, 183,334 were issued in the name of his company, EFM Venture Group Inc.

                 Option/SAR Grants in Last Fiscal Year
                        (Individual Grants)


Name           Number of     % of Total     Exercise     Expiration
               Securities    Options/SAR    of Base      Date
               Underlying    Granted to     Price
               Options/SAR   Employees in   ($/Sh)
               Granted       Fiscal Year

E Myers          Nil           Nil          Nil
Chairman/
Director


G DeGano         Nil           Nil          Nil
President/
CEO/Dir

G Jackson        Nil           Nil          Nil
Vice Pres./
Director

       Aggregated Option/SAR Exercises in Last Fiscal Year
                And FY-End Option/SAR Values


Name           Shares        Value       Number of      Value of
               Acquired      Realized    Unexercised    Unexercised
               On Exercise               Securities     In-the-Money
               Underlying                Options/SAR    At FY-End
                                         Options/SAR
                                         At Year End

E Myers        0             0           33,333         N/A (See Note)
Chairman/
Director

G DeGano       0             0           33,333         N/A
President/
CEO/Dir

G Jackson      0             0           33,333         N/A
Vice Pres./
Director


Current Management

Name &     Year Salary Bonus Other    Restricted  Options  LTIP     All other
Principal        ($)    ($)  annual   stock       SARs     Payouts  compen-
Position                     compen-  awards                ($)     sation ($)
                             sation($) ($)

Pierre
Quilliam
Pres/CEO/
Director   2000  -0-    -0-    -0-      77,000      -0-       -0-     -0-

S. Cohen
Secretary\
Treasurer\
Director   2000  -0-    -0-    -0-      77,000      -0-       -0-    -0-

Denise
Quilliam
Director   2000  -0-    -0-    -0-       -0-        -0-       -0-     -0-
                 Option/SAR Grants in Last Fiscal Year
                        (Individual Grants)


Name           Number of     % of Total     Exercise     Expiration
               Securities    Options/SAR    of Base      Date
               Underlying    Granted to     Price
               Options/SAR   Employees in   ($/Sh)
               Granted       Fiscal Year

P. Quilliam     Nil             Nil            Nil
Pres/CEO/
Director


S.Cohen         Nil             Nil             Nil
Secretary/
/Dir

D. Quilliam     Nil             Nil             Nil
Director

       Aggregated Option/SAR Exercises in Last Fiscal Year
                And FY-End Option/SAR Values


Name           Shares        Value       Number of      Value of
               Acquired      Realized    Unexercised    Unexercised
               On Exercise               Securities     In-the-Money
               Underlying                Options/SAR    At FY-End
                                         Options/SAR
                                         At Year End

P. Quilliam        0             0           0           N/A (See Note)
Pres/CEO/
Director

S. Cohen           0             0           0           N/A
Secretary/
Treasurer/Dir

D. Quilliam        0             0           0           N/A
Director




ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)        Security Ownership of Certain Beneficial Owners

NAME AND ADDRESS                SHARE              PERCENTAGE
OF BENEFICIAL                   OWNERSHIP          OWNERSHIP
OWNER

Edward F. Myers*                725,668            12.4%
4190 Bonita Rd.
Bonita, CA 91902


Bisell Investments Inc.**     3,327,000            56.9%
East Bay Shopping Centre
Suite A-159
Nassau, Bahamas



(b)        Security Ownership of Management

NAME AND ADDRESS                SHARE              PERCENTAGE
OF BENEFICIAL                   OWNERSHIP          OWNERSHIP
OWNER

Pierre Quilliam**                 3,327,000             56.9%
East Bay Shopping Centre
Suite A-159
Nassau, Bahamas


Stephen     Cohen                    77,000              0.01%
21 Corwin Crescent
Toronto, Ontario
M3H 1Z9


Percentages based on 5,843,151 shares outstanding on January 31, 2001.

* The holdings for Edward F. Myers include 531,667 shares held by him personally and 194,001 shares held by a company controlled by him, EFM Venture Group Inc.

** The share ownership listed for each of Bisell Investments Inc. and Pierre Quilliam represents the shares beneficially owned by each of them collectively, as required by Item 403 of Regulation S-B. Thus, the shares attributed to each of them are the same shares that the other is attributing to itself, and should not be totaled together.

Change in Control

     To the knowledge of the management, there are no present arrangements or pledges of the Company's securities that may result in a change in control of the Company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 13, 1999 the Company issued 550,000 shares of the Company's common stock to EFM Venture Group, Inc. for consulting services to the Company between January 1, 1998 and December 13, 1999. EFM Venture Group, Inc. is controlled by the Company's former Chairman, Edward F. Myers. The Company's board valued these shares at $0.02 per share for a total value of $11,000. These services included work on helping to write the 15c2-11 for filing with the NASD, work of preparation of the 10-SB for filing, assistance with work with Accountants, auditors and Company attorneys. EFM also provided technical advice on the design on electric car conversions.

On December 13, 1999 the Company issued 250,000 shares of its common stock to Betty N. Myers for services to the Company between its organization in 1996 and December 13, 1999. Betty N. Myers is the wife of the Company's former chairman, Edward F. Myers. The board valued these shares at $0.02 per share for a total value of $5,000. These services included secretarial and bookkeeping.

On December 13, 1999 the Company issued 36,000 shares of its common stock to Gary Jackson for services to the Company. Dr. Jackson is a past Director and Vice-President of the Company and presently serves as Vice President. The board valued these shares at $0.02 per share for a total value of $720. These services included technical advice on conversion of automobiles from gasoline to electric.

On December 13, 1999 the Company issued 60,000 shares of its common stock to Gary G. DeGano, the Company's former president, in exchange for options that Mr. DeGano held on 250,000 shares of the Company's common stock at $0.25 per share. The Company valued these shares at $0.02. The Board of Directors decided to reduce the number of outstanding options to increase the company's ability to attract additional capital.

On October 1, 2000 the Company entered into a sublease 7270 Woodbine Avenue, Suite 200, Markham, Ontario, Canada, for its corporate offices. The Company pays CAD$474.60 per month plus applicable Federal Taxes. The Company has a sub-lease agreement with Wepawaug Inc., the head tenant, which gives the Company the right to occupy the space at the above rental rate until August 31, 2001. Wepawaug Inc. is controlled by Pierre Quilliam, the Company's President and CEO.

On October 31, 2000, the Company purchased a 50% interest in a 1999 Cadillac Seville for the price of $16,427.97. The Company purchased this interest from 87807 Canada Ltd., which is controlled by Pierre Quilliam, President and CEO of the Company. On November 7, 2000, the Company sold its interest in the Cadillac to Bisell Investments Inc. for the price of $17,500.00, realizing a profit of $$1,072.03. Bisell Investments Inc. owns 57% of the shares of the Company and is controlled by Pierre Quilliam.

As of December 31, 2000, the Company paid fees for administration and accounting services to 87807 Canada Ltd. in the amount of $3,106.01. 87807 Canada Ltd. is controlled by Pierre Quilliam.

On January 31, 2001, the Company issued 77,000 restricted shares of its common stock to Pierre Quilliam, the Company's President and CEO for services to the Company from September 13, 2000 until December 31, 2000. The Board valued these shares at $0.10 per share for a total of $7,700. These services included overall management of the Company, assistance with the Company's auditors and attorneys and assisting in the preparation of the 10QSB the 8Ks and all other SEC filings.

On January 31, 2001, the Company issued 77,000 restricted shares of its common stock to Stephen Cohen, the Company's Secretary and Treasurer for services to the Company from September 13, 2000 until December 31, 2000. The Board valued these shares at $0.10 per share for a total of $7,700. These services included management of the Company's administration, assistance with the Company's auditors and attorneys and preparation of the 10QSB, the 8Ks and all other SEC filings and compliance requirements.

Item 13.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K.

     (a) The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

      2.1     Plan of Acquisition of California Electric Automobile Company,
              Inc.*
      3.1(i)  Articles of Incorporation*
      3.1(ii) By-Laws*
      4.1     Instruments defining the rights of holders*
     10.1     JOINT VENTURE BETWEEN GUANGDONG EV CO. LTD. AND AMERICAN
              ELECTRIC AUTOMOBILE COMPANY (ASIA). INC.**
     10.2 TECHICNICAL AGREEMENT FOR THE ELECTRIC STATION WAGON EV6 460 BETWEEN GUANGDONG EV CO.LTD. AND AMERICAN ELECTRIC AUTOMOBILE COMPANY (ASIA), INC.**
     10.3     CONTRACT OF ELECTRIC VEHICLE COOPERATION BETWEEN
              GUANGDONG EV CO.LTD. AND AMERICAN ELECTRIC AUTOMOBILE COMPANY.
              (ASIA), INC.**
     10.4 AGREEMENT BETWEEN NATIONAL ELECTRIC VEHICLE RUNNING EXPERIMENT DEMONSTRATION DISTRICT MANAGEMENT CENTER AND AMERICAN ELECTRIC AUTOMOBILE COMPANY (ASIA), INC.**
     10.5 AGREEMENT BETWEEN AMERICAN ELECTRIC AUTOMOBILE COMPANY INC. AND BISELL INVESTMENTS INC.***
     11.1     Computation of per share earnings 12/31/1998*
     11.2     Computation of per share earnings 12/31/1999**
     11.3     Computation of per share earnings 12/31/2000
     13.1 Filed by reference: Form 10QSB filed May 17, 2000, August 22, 2000 and November 21, 2000
     21.1     Subsidiaries of the registrant*


* Filed by reference to a Form 10SB filed on February 23, 2000. ** Filed by reference to a Form 10-12 G/A filed on November 3, 2000 ***Filed by reference to a Form 8K filed on September 19, 2000


     (b) Reports on Form 8-K:

    One report on Form 8-K was filed by the Registrant during the last quarter of the period covered by this report on November 9, 2000 describing the action by the majority of the Board of Directors of California Electric Automobile Company Inc. ("CEAC") to lay of its employees due to cash flow considerations. CEAC is a wholly owned subsidiary of the Company.

                                   SIGNATURES


     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.


                                   AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC.

                                   /s/ Pierre Quilliam
Date:     April 12, 2001        ----------------------------------
                                   PIERRE QUILLIAM
                                   President and CEO


                                   /S/ Stephen Cohen
Date:     April 12, 2001        ----------------------------------
                                   STEPHEN COHEN
                                   Secretary/Treasurer