Form 10QSB
period 2001-03-31
AMERICAN ELECTRIC AUTOMOBILE CO INC
filed 2001-05-21
CIK 1017290

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB

     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended March 31, 2001.

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


There were 6,143,151 shares of Common stock issued and outstanding as of March 31, 2001.

                          AMERICAN ELECTRIC AUTOMOBILE
                          COMPANY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001

                   AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC.
                                 AND SUBSIDIARY

                                    CONTENTS

  PAGE

   1    INDEPENDENT ACCOUNTANTS' REPORT

   2 CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 (UNAUDITED)AND DECEMBER 31, 2000

   3 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND FROM JUNE 15, 1996 (INCEPTION) TO MARCH 31, 2001 (UNAUDITED)

   4 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND FROM JUNE 15, 1996 (INCEPTION) TO MARCH 31, 2001 (UNAUDITED)

 5 - 6  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of:
   American Electric Automobile Company, Inc.
   and Subsidiary


We have reviewed the accompanying consolidated balance sheet of American Electric Automobile Company, Inc. and Subsidiary (a development stage company) as of March 31, 2001 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


Boca Raton, Florida
May 18, 2001

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS



                               ASSETS                                         March 31, 2001
                                                                               (Unaudited)        December 31, 2000
CURRENT ASSETS                                                                  ----------        ------------------
  Cash and cash equivalents                                                      $     747           $     107
  Inventories, net                                                                  44,876              36,511
                                                                                 ---------           ---------

TOTAL CURRENT ASSETS                                                                45,623              36,618
                                                                                 ---------           ---------

PROPERTY & EQUIPMENT - NET                                                          14,195              20,819
                                                                                 ---------           ---------

OTHER ASSETS
  Notes receivable from related parties                                             82,962               2,252
  Prepaid expenses and deposits                                                      9,098               6,168
                                                                                 ---------           ---------

TOTAL OTHER ASSETS                                                                  92,060               8,420
                                                                                 ---------           ---------

TOTAL ASSETS                                                                     $ 151,878           $  65,857
                                                                                 =========           =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Cash overdrafts                                                                $  17,668           $  13,899
  Accounts payable and accrued expenses                                             72,272              29,020
  Accounts payable - related parties                                                   391              17,206
  Income tax payable                                                                    --                 800
  Notes payable - related party                                                      9,899              29,700
                                                                                 ---------           ---------

TOTAL CURRENT LIABILITIES                                                          100,230              90,625
                                                                                 ---------           ---------

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none
  issued and outstanding                                                                --                  --
Common stock, $.0001 par value, 50,000,000 shares authorized, 6,143,151 and 5,689,151 shares issued and outstanding at March 31, 2001 and
  December 31, 2000, respectively                                                      614                 569
Additional paid-in capital                                                         958,244             912,889
Accumulated deficit                                                               (907,210)           (813,478)
                                                                                 ---------           ---------
                                                                                    51,648              99,980
Less subscription receivable                                                            --            (124,748)
                                                                                 ---------           ---------

TOTAL STOCKHOLDERS' EQUITY                                                          51,648             (24,768)
                                                                                 ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 151,878           $  65,857
                                                                                 =========           =========


           See accompanying notes to consolidated financial statements

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                 For the Three         For the Three        For the Period From
                                                                  Months Ended       Months Ended March  June 15, 1996 (Inception)
                                                                 March 31, 2001           31, 2000           to March 31, 2001
                                                               -------------------     -----------------   ----------------------
NET REVENUES                                                    $        --            $        --            $    64,888
                                                                -----------            -----------            -----------
COST OF REVENUES                                                         --                     --                 55,313
                                                                -----------            -----------            -----------
GROSS MARGINS                                                            --                     --                  9,575
                                                                -----------            -----------            -----------
OPERATING EXPENSES
   Legal and professional fees                                       59,885                 13,285                259,117
   General and administrative                                        32,885                 12,762                585,325
                                                                -----------            -----------            -----------
TOTAL OPERATING EXPENSES                                             92,770                 26,047                844,442
                                                                -----------            -----------            -----------
LOSS FROM OPERATIONS                                                (92,770)               (26,047)              (834,867)
                                                                -----------            -----------            -----------
OTHER INCOME (EXPENSE)
   Interest expense                                                  (1,055)                  (132)                (3,865)
   Gain (loss) on investment                                            100                     --                (61,140)
                                                                -----------            -----------            -----------
TOTAL OTHER INCOME (EXPENSE)                                           (955)                  (132)               (65,005)
                                                                -----------            -----------            -----------
LOSS BEFORE INCOME TAXES                                            (93,725)               (26,179)              (899,872)
PROVISION FOR  INCOME TAXES                                              --                     --                  7,330
                                                                -----------            -----------            -----------
NET LOSS                                                        $   (93,725)           $   (26,179)           $  (907,202)
                                                                ===========            ===========            ===========
Net loss per common share - basic and diluted                   $      (.02)           $      (.01)           $      (.54)
                                                                ===========            ===========            ===========
Weighted average number of common shares outstanding - basic
   and diluted                                                    5,816,773              1,770,006              1,693,294
                                                                ===========            ===========            ===========


           See accompanying notes to consolidated financial statements

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          For the Period From
                                                                  For the Three        For the Three        June 15, 1996
                                                                Months Ended March   Months Ended March      (Inception) to
                                                                     31, 2001             31, 2000           March 31, 2001
                                                                ------------------   ------------------   ---------------------
Cash flows from operating activities
  Net loss                                                          $ (93,725)           $ (26,179)           $(907,202)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation                                                       1,160                   --               38,008
     Impairment of investments                                             --                                    61,240
     Impairment of fixed assets                                        (7,500)                                   14,246
     Write off of fixed assets                                          4,500                   --                4,500
     Forgiveness of debt reclassification                                  --                                   (23,000)
     Gain on debt forgiveness                                          (3,806)                                     (408)
     Interest payable on notes                                            199                   --                  199
     Interest receivable on notes                                      (2,046)                  --               (2,046)
     Stock issued for services                                         45,400                   --              236,276
  (Increase) decrease in:
     Accounts and loans receivable                                    (78,664)               5,945              (81,390)
     Inventories                                                         (365)              (1,222)             (28,875)
     Prepaid expenses and deposits                                     (2,931)             (18,000)              (9,099)
  Increase (decrease) in:
  Accounts payable and accrued expenses                                28,245               (9,923)              66,092
  Accounts payable - related parties                                    1,991                   --               56,950
  Cash overdraft                                                        3,769                                    17,668
  Income taxes payable                                                   (800)              (4,340)                  --
                                                                    ---------            ---------            ---------
Net cash used in operating activities                                (104,573)             (53,719)            (556,841)
                                                                    ---------            ---------            ---------

Cash flows from investing activities
  Purchase of property and equipment                                      (35)              (15,028)           (449,449)
  Investment in subsidiaries                                               --              (16,000)             (21,221)
                                                                    ---------            ---------            ---------
Net cash used in investing activities                                     465              (31,028)             (65,170)
                                                                    ---------            ---------            ---------

Cash flows from financing activities
   Proceeds from issuance of common stock
   and subscriptions receivable, net                                  124,748              166,208              644,265
  Proceeds from sale of equipment                                         500                   --                  500
  Payments on notes payable                                           (20,000)                  --                   --
  Notes payable - related party                                            --              (10,000)             (21,507)
                                                                    ---------            ---------            ---------
Net cash provided by financing activities                             104,748              156,208              622,758
                                                                    ---------            ---------            ---------

Net increase  (decrease) in cash                                          640               71,461                  747

 Cash and cash equivalents  - beginning of PERIOD                         107                1,941                   --
                                                                    ---------            ---------            ---------

  Cash and cash equivalents - end of PERIOD                         $     747            $  73,402            $     747
                                                                    =========            =========            =========

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001



NOTE 1            Basis of Presentation

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

                  For further information, refer to the financial statements and footnotes for the year ended December 31, 2000 included in the Company's Form 10-KSB filed on April 16, 2001.

NOTE 2            INVESTMENTS

                  The Company's 45% interest in American Electric Automobile Company (ASIA), Inc. (a joint venture) had been written down to zero at December 31, 2000. In January 2001, the Company sold its investment in this joint venture to a former officer of the company for $100.

NOTE 3            COMMON STOCK

                  In January 2001, the Company issued 154,000 shares of restricted common stock, for payment of services, valued at $ 15,400. In March 2001 the Company issued 300,000 shares of restricted common stock for payment of services, valued at $ 30,000. In January 2001, the company received $124,748 in payment of subscriptions receivable.


NOTE 4            GOING CONCERN

                  The Company's financial statements for the three months ended March 31, 2001 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $93,725 for the three months ended March 31, 2001, and has accumulated losses since inception of $907,202. In addition, the Company's working capital deficiency of $54,607 at March 31, 2001 may not enable it to meet such objectives as presently structured.

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


NOTE 5            SUBSEQUENT EVENTS


                  In April 2001, the board of directors approved the issuance of 241,665 shares of restricted common stock to members of the board for services rendered valued at $15,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND OR PLAN OF OPERATION

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Net revenues were $0 for the quarter ended March 31, 2000 and March 31, 2001. Net sales were low due to the fact that there was inadequate funding to carry out any significant production along with any effective marketing campaigns. In addition, the Company's subsidiary, CEAC, relocated its operations in late February from San Diego to Temecula, CA and is in the process of establishing itself in its new location.

Total operating expenses for the Company increased by $66,723 over the same period last year, which is over 250 percent above the amount of $26,047 of total operating expenses for the quarter ended March 31, 2000. The principle reason for the increase was the increase in general operating expenses resulting from the Company's filing and reporting requirements as a reporting company under the Securities Exchange Act of 1934, as amended, including the payment of certain legal and professional fees as well as general and administrative expenses. In addition, the management of the Company and CEAC received share compensation for management services valued at $43,400, which includes shares valued at $30,000 issued to the President of CEAC as partial compensation and incentive for him to commit to this position for a minimum of one year.

Net Loss for the quarter ended March 31, 2001 was $93,724, compared to a net loss of $26,179 for the similar period in 2000. The principal reasons for this are the combined impact of the factors discussed immediately above: the substantial increase in operating, legal and administrative expenses. However, even without these expenses, the Company would not have had a profit, as revenues were $0 for this quarter.

On February 23, 2001, the Company moved from its facility in San Diego to a new facility in Temecula, California. The facility is being used for conversion of Evs and for prototype development of the Electric Boats. The facility is being leased from a non-affiliate of the Company for under $1,400 per month. This is more than 100% less than the rental rate paid at the previous facility in San Diego.

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

10. Going Concern. As of March 31, 2001 the company had a stockholders' equity of $51,649. The auditors have raised a "going concern" question on the audit for the quarter ended March 31, 2001.

                                   PART II
                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On May 7, 2001, the Company received notice that a legal proceeding had been commenced in San Diego Superior Court by EFM Venture Group Inc. against the Company's wholly owned subsidiary, California Electric Automobile Company Inc. EFM Venture Group Inc. is controlled by the former President of CEAC, Edward
Myers. EFM is claiming a Writ of Possession on three EVs owned by the subsidiary, or alternatively, a Temporary Restraining Order preventing CEAC from transferring any of the three vehicles without the consent of EFM. The claim is based on promissory notes totaling $12,700 which CEAC wrote to EFM when Myers was still its President. The notes were signed by Edward Myers and Betty N. Myers as officers of CEAC. Edward Myers beneficially owns more than 5% of the common shares of the Company. This claim is disputed by the Company which believes that its disposition will not have a material adverse effect on the Company's financial position.



ITEM 2.  CHANGES IN SECURITIES.

            None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

            None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION


As was reported in the Company's 10KSB for the year ended December 31, 2000, on January 31, 2001, the Company sold its interest in American Electric Automobile Company (Asia) Inc. ("Asia"). After careful consideration, the Board of Directors of the Company decided that it would be in the Company's best interest to discontinue its investment into Asia. The inherent risks involved in doing business in China, the difficulty in monitoring the situation, as well as the continued monetary investment into Asia that would have been required led the Board to the decision to discontinue its investment in Asia. The Company sold its interest in Asia, being 45% of the issued and outstanding shares, for the nominal amount of $100.00 to Edward F. Myers. Mr. Myers was the former Chairman of the Company and was also the former Chairman and a director of CEAC.

On March 30, 2001, the Company's subsidiary, CEAC, entered into a Consulting Agreement with Captain Glenn L. Roach to serve as President of CEAC for an initial term of one year.


Item 6.   Exhibits and Reports on Form 8-K


2.1  Plan of Acquisition of California Electric Automobile Company, Inc.*

3.1 (i) Articles of Incorporation*

3.1 (ii) By-Laws*

4.1  Instruments defining the rights of holders*

10.1 Agreement for the sale of American Electric Automobile Company (Asia) Inc. to Edward F. Myers dated 01/31/2001

10.2 Agreement between California Electric Automobile Company Inc. and Captain Glenn L. Roach dated 03/30/2001

11.1 Computation of per share earnings 03/31/2001

* Filed by reference to a Form 10SB filed on February 23, 2000.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC.

                                          /s/ PIERRE QUILLIAM
                                          ---------------------
Date: May 18, 2001                   By   Pierre Quilliam
                                          President and CEO



                                                     /s/ STEPHEN M. COHEN
                                                     ----------------------
                                                     By   Stephen M. Cohen
                                                     Secretary/Treasurer