Form 10QSB
period 2001-06-30
AMERICAN ELECTRIC AUTOMOBILE CO INC
filed 2001-08-20
CIK 1017290

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-QSB

     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended June 30, 2001.

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

Yes   [X]        No   [ ]


There were 6,348,816 shares of Common stock issued and outstanding as of June 30, 2001.

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Shareholders
American Electric Automobile Company Inc.

We have reviewed the accompanying consolidated balance sheet as of June 30, 2001, and the related consolidated statements of operations for the three and six months ended June 30, 2001, and consolidated statement of cash flows for the six months ended June 30, 2001 of American Electric Automobile Company, Inc., and Subsidiary. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/ Moore Stephens, P.C.
                                           -----------------------------
                                           Moore Stephens, P.C.
                                           Certified Public Accountants


New York, New York
August 17, 2001

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                     6/30/01        12/31/00
                                                                   -----------    -----------
                                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                             $     6,552    $       107
  Accounts receivable                                                    2,025            -
  Inventories                                                           41,275         36,511
                                                                   -----------    -----------
TOTAL CURRENT ASSETS                                                    49,852         36,618
                                                                   -----------    -----------
PROPERTY AND EQUIPMENT, NET                                             12,925         20,819

OTHER ASSETS
  Notes receivable from related parties                                 47,024          2,252
  Prepaid expenses and deposits                                          4,669          6,168
                                                                   -----------    -----------
TOTAL OTHER ASSETS                                                      51,693          8,420
                                                                   -----------    -----------
TOTAL ASSETS                                                       $   114,470    $    65,857
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' DFECIT

CURRENT LIABILITIES
  Cash overdraft                                                  $        -      $    13,899
  Accounts payable and accrued expenses                                111,941         29,020
  Accounts payable - related parties                                    21,655         17,206
  Income tax payable                                                       -              800
  Notes payable - related party                                         13,089         29,700
                                                                   -----------    -----------
TOTAL CURRENT LIABILITIES                                          $   146,685    $    90,625
                                                                   -----------    -----------
STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 20,000,000 shares authorized            -              -
  none issued and outstanding
Common Stock, $.0001 par value, 50,000,000 shares authorized,              638            569
  and 6,384,816 shares issued and outstanding
Additional paid-in capital                                             972,720        912,889
Accumulated deficit during development stage                        (1,005,573)      (813,478)
                                                                     -----------    -----------
                                                                       (32,215)        99,980

Less: subscription receivable                                                -       (124,748)
                                                                   -----------    -----------
TOTAL STOCKHOLDERS' DEFICIT                                        $   (32,215)   $   (24,768)
                                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   114,470    $    65,857
                                                                   ===========    ===========


            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY

                 (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)
                                                    FOR THE SIX MONTHS ENDED                  FOR THE THREE MONTHS ENDED
                                                JUNE 30, 2001      JUNE 30, 2000          JUNE 30, 2001        JUNE 30, 2000
                                                -------------      -------------          -------------        -------------
NET REVENUES                                       $      -          $       101                    $ -          $       101
                                                --------------------------------          ----------------------------------
COST OF REVENUES                                          -                  -                        -                  -
                                                --------------------------------          ----------------------------------
GROSS MARGIN                                              -                  101                      -                  101
                                                --------------------------------          ----------------------------------

OPERATING EXPENSES
  Legal and professional fees                          53,750             52,512                   (6,135)            39,227
  General and administrative                          144,097             63,452                  104,195             45,690
                                                --------------------------------          ----------------------------------
TOTAL OPERATING EXPENSES                              197,847            115,964                   98,060             84,917
                                                --------------------------------          ----------------------------------
LOSS FROM OPERATIONS                                 (197,847)          (115,863)                 (98,060)           (84,816)

OTHER INCOME (EXPENSES)
Interest Income                                         7,403                -
Interest expense: related party                        (1,752)              (132)                    (697)            (1,055)
Gain (loss) on investment                                 100                -                        100
                                                --------------------------------          ----------------------------------
TOTAL OTHER INCOME (EXPENSES)                           5,751               (132)                    (597)            (1,055)
                                                --------------------------------          ----------------------------------
NET LOSS                                             (192,096)          (115,995)                 (98,657)           (85,871)
                                                ================================          ==================================
Net loss per common share - basic and diluted     $     (0.03)       $     (0.06)             $     (0.02)       $     (0.04)
                                                ================================          ==================================
Weighted average number common shares               6,063,317          1,813,311                6,384,816          2,141,533
outstanding                                     ================================          ==================================

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 FOR THE SIX MONTHS ENDED
                                                      JUNE 30, 2001                JUNE 30, 2000
                                                     -------------                  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                $(192,096)                    $(115,995)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation                                              2,319
  Write off of asset                                        5,111
  Stock issued for services                                59,900
Increase (decrease) in:
  Accounts receivable                                      (2,025)                        5,945
  Notes receivable                                        (44,772)
  Inventories                                              (4,764)                      (30,645)
  Prepaid expenses and deposits                             1,499                       (12,361)
Increase (decrease) in:
  Accounts payable and accrued expenses                    82,921                        (9,836)
  Accounts payable - related parties                        4,449                        11,171
  Income taxes payable                                       (800)                       (4,340)
                                                        ---------                     ---------
Net cash used in operating activities                     (88,258)                     (156,061)
                                                        ---------                     ---------
CASHFLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                          (35)                      (14,333)
  Proceeds from sale of equipment                             500
  Investment                                                                            (16,000)
                                                        ---------                     ---------
Net cash used in investing activities                         465                       (30,333)
                                                        ---------                     ---------
CASHFLOWS FROM FINANCING ACTIVITIES:
  Payment on notes payable                                (16,611)                      (10,000)
  Cash overdraft                                          (13,899)
  Proceeds from issuance of common stock                  124,748                       204,960
                                                        ---------                     ---------
Net cash provided from financing activities                94,238                       194,960
                                                        ---------                     ---------
Net Increase in cash and cash equivalents               $   6,445                     $   8,566
                                                        ---------                     ---------

Cash and cash equivalents - beginning of period               107                         1,941
                                                        ---------                     ---------
Cash and cash equivalents - end of period               $   6,552                     $  10,507
                                                        =========                     =========


AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements for the Three amd Six Months Ended June 30, 2001 (Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2001, respectively, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

For further information, refer to the financial statements and footnotes for the year ended December 31, 2000 included in the Company's Form 10-KSB filed on April 16, 2001.


2.  Summary of Significant Accounting Policies

a. Management Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b.       Inventories
Inventories of automobiles and conversion parts of gas to electric are stated at cost on a specific identification basis.

c.       Accounts receivable
Currently the Company has no credit sales for the six and three months ended June 30, 2001. The Company has recorded a GST tax recoverable of approximately $2,000. The Company will apply this amount to any future GST tax payables in future operations.

d.       Notes receivable - related party
The Company has notes and interest receivable from the majority shareholder of approximately $30,500. Also, a commonly managed related party currently owes the Company an approximate amount of $14,900.

e.       Accounts and notes payable - related party
The Company owes as of June 30, 2001 approximately $12,700 to an entity which is affiliated to a former director of the Company. The amount of $21,500 is owed to a commonly managed related party.

3. Investments

The Company's 45% interest in American Electric Automobile Company (ASIA), Inc. (a joint venture) had been written down to zero at December 31, 2000. In January 2001, the Company sold its investment in this joint venture to a former officer of the Company for $100.

4.  Income Taxes

For the three and six months ended June 30, 2001 the deferred tax assets generated by net operating losses have been offset by a valuation allowance of a like amount, as the Company believes that it is more likely than not that the losses will not be utilized.

5.  Loss per Share

Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. There are no common stock equivalents outstanding at June 30, 2001.

6. Commitments and Contingencies

In February of 2001 the Company entered into a consulting services agreement. Compensation under the agreement will be the sum of $55,000 through December 31, 2001 and 300,000 shares of restricted common stock.

7. Going concern

The Company's financial statements for the three and six months ended June 30, 2001 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $192,096 and $98,757 for the six and three months ended June 30, 2001, respectively, and has accumulated losses since inception of $1,005,573. In addition, the Company has a working capital deficiency of $96,833 at June 30, 2001, an increase of approximately $42,200 from the deficiency of $54,600 at March 31, 2001. The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable, adequate financing. Management has discussed the necessity to raise additional financing for the corporation in order to cover past expenses as well as to finance future operations of electric vehicle and boat operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

8. Subsequent Events

In July 2001, the board of directors approved the issuance of 193,750 shares of restricted common stock to members of the board for management services and directors fees valued at $15,500.

9. New Authoratative Pronouncements

The Financial Accounting Standards board (FASB) has issued Statement No. 141 Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets in July 2001.

Those Statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. Second, Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill including goodwill recorded in the past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends, will be January 1, 2002.

The Company expects that adoption of the new statement will not have a material impact on its financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Net revenues were $101 for the quarter ended June 30, 2000 and $0 for the quarter ended June 30, 2001. Net sales were low due to the fact that there was inadequate funding to carry out any significant production along with any effective marketing campaigns.

Total operating expenses for the Company increased by $13,143 over the same period last year, which is 15% percent above the amount of $84,917 of total operating expenses for the quarter ended June 30, 2000. The principal reason for the increase was the increase in general operating expenses resulting from the Company's filing and reporting requirements as a reporting company under the Securities Exchange Act of 1934, as amended, including the payment of certain legal and professional fees as well as general and administrative expenses. In addition, the management of the Company received share compensation for management services valued at $14,500.

Net Loss for the quarter ended June 30, 2001 was $98,757, compared to a net loss of $85,771 for the similar period in 2000. The principal reasons for this are the combined impact of the factors discussed immediately above: the increase in operating, legal and administrative expenses. However, even without these expenses, the Company would not have had a profit, as revenues were $0 for this quarter.

SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Net revenues were $101 for the six months ended June 30, 2000 and $0 for the same period ending June 30, 2001. As indicated above, net sales were low due to the fact that there was inadequate funding to carryout any significant production along with any effective marketing campaigns.

Total operating expenses for the Company increased by $81,883 over the same period last year when total operating expenses were $115,964. The principal reason for the increase was the increase in general operating expenses resulting from the Company's filing and reporting requirements as a reporting company under the Securities Exchange Act of 1934, as amended, including the payment of certain legal and professional fees as well as general and administrative expenses. In addition, the management of the Company and the subsidiary, CEAC received share compensation for management services valued at $59,000 during this six month period.

Net Loss for the six months ended June 30, 2001 was $192,096, compared to a net loss of $115,995 for the similar period in 2000. As discussed above, the principal reasons for this are the increase in operating, legal and administrative expenses. However, even without these expenses, the Company would not have had a profit, as revenues were only $101 for this period.



LIQUIDITY AND CAPITAL RESOURCES - THE COMPANY


The Company will need additional capital in order to continue its operations in both the electric car and electric boat arenas as well as to finance the administrative costs including but not limited to legal and accounting fees. The Company's management is seeking additional capital, however, there is no assurance that this needed capital can be raised, or raised on terms acceptable to the Company.

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

8. Government Regulation. The automobile industry in general is heavily regulated both as to crash survival and motor emissions. The Company expects to have no problems with the latter and, because of the use of bodies that have already been approved for gasoline engine use, less severe problems with the former. In addition, the Company shall be manufacturing electric boats in compliance with all regulatory requirements.

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

10. Going Concern. As of June 30, 2001 the Company had a stockholders' deficit of $32,215. The independent accountants have raised a "going concern" question on the review for the quarter ended June 30, 2001.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On May 7, 2001, the Company received notice that a legal proceeding had been commenced in San Diego Superior Court by EFM Venture Group Inc. against the Company's wholly owned subsidiary, California Electric Automobile Company Inc. EFM Venture Group Inc. is controlled by the former President of CEAC, Edward Myers. EFM was claiming a Writ of Possession on three EVs owned by the subsidiary, or alternatively, a Temporary Restraining Order preventing CEAC from transferring any of the three vehicles without the consent of EFM. The claim is based on promissory notes totaling $12,700 which CEAC wrote to EFM when Myers was still its President. The notes were signed by Edward Myers and Betty N. Myers as officers of CEAC. Edward Myers beneficially owns more than 5% of the common shares of the Company.

The Company successfully defended this proceeding which resulted in EFM dismissing its action against CEAC on June 21, 2001.

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

11.1 Computation of per share earnings 06/30/2001

* Filed by reference to a Form 10SB filed on February 23, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC.

                                          /s/ PIERRE QUILLIAM
                                          ---------------------
Date: August 17, 2001                   By   Pierre Quilliam
                                          President and CEO

                                                     /s/ STEPHEN M. COHEN
                                                     ----------------------
                                                     By   Stephen M. Cohen
                                                     Secretary/Treasurer