Form 10QSB
period 2001-09-30
AMERICAN ELECTRIC AUTOMOBILE CO INC
filed 2001-11-19
CIK 1017290

WASHINGTON, DC 20549

                                   FORM 10-QSB

     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 2001.

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

Yes   [X]        No   [ ]


There were 6,578,566 shares of Common stock issued and outstanding as of September 30, 2001.

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
American Electric Automobile Company

We have reviewed the accompanying consolidated balance sheet as of September 30, 2001, and the related consolidated statement of operations for the three and nine months ended September 30, 2001, and consolidated statement of cash flows for the nine months ended September 30, 2001 of American Electric Automobile Company, Inc., and Subsidiary, a development stage company. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              Moore Stephens, P.C.
                                              Certified Public Accountants


New York, New York
November 19, 2001


            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                   9/30/2001      12/31/2000
                                                                   ---------      ----------
                                                                  (Unaudited)

ASSETS

CURRENT ASSETS:
Cash                                                               $     2,528    $       107
Accounts receivable                                                      2,025           --
Inventories                                                             44,773         36,511

                                                                   -----------    -----------
TOTAL CURRENT ASSETS                                                    49,326         36,618
                                                                   -----------    -----------

PROPERTY AND EQUIPMENT, NET                                             13,082         20,819

OTHER ASSETS
Notes receivable from related parties                                   46,174          2,252
Prepaid expenses and deposits                                            5,348          6,168

                                                                   -----------    -----------
TOTAL OTHER ASSETS                                                      51,522          8,420
                                                                   -----------    -----------
                                                                   -----------    -----------
TOTAL ASSETS                                                       $   113,930    $    65,857
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft                                                     $      --      $    13,899
Accounts payable and accrued expenses                                  140,825         29,020
Accounts payable - related parties                                      34,613         17,206
Income tax payable                                                        --              800
Notes payable - related party                                           13,281         29,700

                                                                   -----------    -----------
TOTAL CURRENT LIABILITIES                                          $   188,719    $    90,625
                                                                   -----------    -----------

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 20,000,000 shares authorized,          --             --
none issued and outstanding
Common Stock, $.0001 par value, 50,000,000 shares authorized,
and 6,578,566 shares issued and outstanding                                658            569
Additional paid-in capital                                             988,201        912,889
                                                                   -----------    -----------
Accumulated deficit during development stage                        (1,063,648)      (813,478)
                                                                   -----------    -----------
                                                                       (74,789)        99,980

Less: subscription receivable                                             --         (124,748)
                                                                   -----------    -----------
TOTAL STOCKHOLDERS' DEFICIT                                        $   (74,789)   $   (24,768)
                                                                   -----------    -----------
                                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   113,930    $    65,857
                                                                   ===========    ===========

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     For the nine months ended
                                               For the three months ended
                                               September 30, 2001 September 30,
                                               2000 September 30, 2001 September
                                               30, 2000
                                               ------------------   ------------------   ------------------  ------------------


NET REVENUES                                   $             -         $         4,732   $                -  $            4,631
                                               ----------------------------------------  -----------------------------------------

COST OF REVENUES                                             -                      -                     -                   -
                                               ----------------------------------------  -----------------------------------------

GROSS MARGIN                                                 -                   4,732                    -                4,631
                                               ----------------------------------------  -----------------------------------------

OPERATING EXPENSES

Legal and professional fees                                66,485               77,290                12,735               45,672
General and administrative                                188,138              142,046                44,041               57,700

                                               ----------------------------------------  -----------------------------------------
TOTAL OPERATING EXPENSES                                  254,623              219,336                56,776              103,372
                                               ----------------------------------------  -----------------------------------------

LOSS FROM OPERATIONS                                     (254,623)            (214,604)              (56,776)             (98,741)

OTHER INCOME (EXPENSES)
Interest Income                                             8,215                    -                   812                    -
Interest expense: related party                            (3,862)                (132)               (2,110)                   -
Gain (loss) on investment                                     100                    -                     -                    -

                                               ----------------------------------------  -----------------------------------------
TOTAL OTHER INCOME (EXPENSES)                               4,453                 (132)               (1,298)                   -
                                               ----------------------------------------  -----------------------------------------


NET LOSS                                                 (250,170)            (214,736)              (58,074)             (98,741)
                                               ========================================  =========================================

Net loss per common share - basic and diluted             $ (0.04)             $ (0.10)              $ (0.01)             $ (0.03)
                                               ========================================  =========================================

Weighted average number common shares issued            6,251,733            2,190,103             6,578,566            3,427,834
                                               ========================================  =========================================


            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                           For the nine months ended   For the nine months ended
                                                September 30, 2001        September 30, 2000
                                                ------------------        ------------------


CASHFLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                $(250,170)         $(214,736)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation                                                3,479              1,530
Write off of asset                                          5,111               --
Stock issued for services                                  75,400             28,400
Increase (decrease) in:
Accounts receivable                                        (2,025)             2,945
Notes receivable                                          (43,923)
Stock subscription receivable                              53,750
Inventories                                                (8,262)           (52,958)
Prepaid expenses and deposits                                 820             (6,040)
Increase (decrease) in:
Accounts payable and accrued expenses                     111,805             (6,451)
Accounts payable - related parties                         17,407                320
Income taxes payable                                         (800)            (4,340)


                                                        ---------          ---------
Net cash used in operating activities                     (91,158)          (197,580)
                                                        ---------          ---------

CASHFLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                         (1,351)           (25,354)
Investment                                                (16,000)

                                                        ---------          ---------
Net cash used in investing activities                      (1,351)           (41,354)
                                                        ---------          ---------

CASHFLOWS FROM FINANCING ACTIVITIES:
Payment on notes payable                                  (16,419)           (10,000)
Cash overdraft                                            (13,899)              --
Proceeds from sale of equipment                               500               --
Proceeds from issuance of common stock                    124,748            259,960

                                                        ---------          ---------
Net cash provided from financing activities                94,930            249,960
                                                        ---------          ---------

Net increase in cash and cash equivalents               $   2,421          $  11,026
                                                        ---------          ---------


Cash and cash equivalents - beginning of period               107              1,941
                                                        ---------          ---------
Cash and cash equivalents - end of period               $   2,528          $  12,967
                                                        =========          =========

            AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY
                  (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                          FOR THE NINE MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                                 SEPTEMBER 30, 2001   SEPTEMBER 30, 2000  SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                                 ------------------   ------------------  ------------------    ------------------


NET REVENUES                                          $      --          $     4,732        $      --          $     4,631
                                                      -----------        -----------        -----------        -----------

COST OF REVENUES                                             --                 --                 --                 --
                                                      -----------        -----------        -----------        -----------

GROSS MARGIN                                                 --                4,732               --                4,631
                                                      -----------        -----------        -----------        -----------


OPERATING EXPENSES

Legal and professional fees                                66,485             77,290             12,735             45,672
General and administrative                                188,138            142,046             44,041             57,700

                                                      -----------        -----------        -----------        -----------
TOTAL OPERATING EXPENSES                                  254,623            219,336             56,776            103,372
                                                      -----------        -----------        -----------        -----------

LOSS FROM OPERATIONS                                     (254,623)          (214,604)           (56,776)           (98,741)

OTHER INCOME (EXPENSES)
Interest Income                                             8,215               --                  812               --
Interest expense: related party                            (3,862)              (132)            (2,110)              --
Gain (loss) on investment                                     100               --                 --                 --

                                                      -----------        -----------        -----------        -----------
TOTAL OTHER INCOME (EXPENSES)                               4,453               (132)            (1,298)              --
                                                      -----------        -----------        -----------        -----------


NET LOSS                                                 (250,170)          (214,736)           (58,074)           (98,741)
                                                      ===========        ===========        ===========        ===========

Net loss per common share - basic and diluted         $     (0.04)       $     (0.10)       $     (0.01)       $     (0.03)
                                                      ===========        ===========        ===========        ===========

Weighted average number common shares issued            6,251,733          2,190,103          6,578,566          3,427,834
                                                      ===========        ===========        ===========        ===========

AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2001, respectively, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

For further information, refer to the financial statements and footnotes for the year ended December 31, 2000 included in the Company's Form 10-KSB filed on April 16, 2001.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b. Inventories

Inventories of automobiles and conversion parts of gas to electric are stated at cost on a specific identification basis.

c. Accounts receivable

Currently, the Company has no credit sales for the three and nine months ended September 30, 2001. The Company has recorded a GST tax recoverable of approximately $2,000. The Company will apply this amount to any future GST tax payable in future operations.

d. Notes receivable - related party

The Company has notes and interest receivable from the majority shareholder of approximately $31,000. Also, a commonly managed related party currently owes the Company approximately of $15,300.

e. Accounts and notes payable - related party

The Company owes as of September 30, 2001 approximately $13,300 to an entity which is affiliated to a former director of the Company. An amount of $35,300 is owed to a commonly managed related party.

3. INVESTMENTS

The Company's 45% interest in American Electric Automobile Company (ASIA), Inc. (a joint venture) had been written down to zero at December 31, 2000. In January 2001, the Company sold its investment in this joint venture to a former officer of the Company for $100.

4.  INCOME TAXES

For the three and nine months ended September 30, 2001, the deferred tax asset generated by net operating losses have been offset by a valuation allowance of a like amount, as the Company believes that it is more than likely than not that the losses will not be utilized.

5.  LOSS PER SHARE

Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. There are no common stock equivalents outstanding at September 30, 2001.

6. GOING CONCERN

The Company's financial statements for the three and nine months ended September 30, 2001 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $250,170 and $58,074 for the nine and three months ended September 30, 2001, respectively, and has accumulated losses since inception of $1,063,700. In addition, the Company has a working capital deficiency of $139,400 at September 30, 2001 an increase of approximately $42,600 from the deficiency of $96,800 at June 30, 2001. The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable, adequate financing. Management has discussed the necessity to raise additional financing for the corporation in order to cover past expenses as well as to finance future operations of electric vehicle and boat operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

7. SUBSEQUENT EVENTS

On October 4, 2001, the Board of Directors approved the issuance of 290,000 shares of common stock to members of the board for management services and directors fees valued at $14,500, which was charged to operations, in the quarter ended September 30,2001.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Net revenues were $4,631 for the quarter ended September 30, 2000 and $0 for the quarter ended September 30, 2001. Net sales were low due to the fact that there was inadequate funding to carryout any significant production along with any effective marketing campaigns.

Total operating expenses for the Company decreased by $45,596 over the same period last year, which is 45% percent below the amount of $103,372 of total operating expenses for the quarter ended September 30, 2000. The principal reason for the decrease was a decrease in both general operating expenses as well as legal and professional fees. In addition, the management of the Company received share compensation for management services valued at $14,500 for the current quarter.

Net Loss for the quarter ended September 30, 2001 was $58,074, compared to a net loss of $98,741 for the similar period in 2000. The principal reasons for this are the combined impact of the factors discussed immediately above being the decrease in operating, legal and administrative expenses.

Net revenues were $4,732 for the nine months ended September 30, 2000 and $0 for the same period ending September 30, 2001. As indicated above, net sales were low due to the fact that there was inadequate funding to carry out any significant production along with any effective marketing campaigns.

Total operating expenses for the Company increased by $35,287 over the same nine month period last year. The principal reason for the increase was the increased general operating expenses as well as legal and professional fees during the first six months of the year.

Net Loss for the nine months ended September 30, 2001 was $250,170, compared to a net loss of $214,736 for the similar period in 2000. The principal reasons for this are the combined impact of the factors discussed immediately above.

LIQUIDITY AND CAPITAL RESOURCES - THE COMPANY


The Company will need additional capital in order to continue its operations in both the electric car and electric boat arenas as well as to finance the administrative costs including but not limited to legal and accounting fees. The Company's management is seeking additional capital however, there is no assurance that this needed capital can be raised, or raised on terms acceptable to the Company.

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

8. Government Regulation. The automobile industry in general is heavily regulated both as to crash survival and motor emissions. The Company expects to have no problems with the latter and, because of the use of bodies that have already been approved for gasoline engine use, less severe problems with the former. In addition, the Company intends to manufacture electric boats in compliance with all regulatory requirements.

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

10. Going Concern. As of September 30, 2001 the company had a stockholders' deficit of $74,789. The accountants have raised a "going concern" question on the review for the quarter ended September 30, 2001.

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

11.1 Computation of per share earnings 09/30/2001

* Filed by reference to a Form 10SB filed on February 23, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC.

                                          /s/ PIERRE QUILLIAM
                                          ---------------------
Date: November 18, 2001                   By   Pierre Quilliam
                                          President and CEO

                                                     /s/ STEPHEN M. COHEN
                                                     ----------------------
                                                     By   Stephen M. Cohen
                                                     Secretary/Treasurer