Form 10KSB
period 2001-12-31
AMERICAN ELECTRIC AUTOMOBILE CO INC
filed 2002-05-03
CIK 1017290

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number 0-29657

AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC.

(Name of small business issuer in its charter)

Delaware	33-0727323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7270 Woodbine Avenue, Suite 200

Markham, Ontario, Canada L3R 4B9

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (905) 947-9925

Securities registered under Section 12(b) of the Exchange Act:

Common Stock $0.0001 par value

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: nil.

State the aggregate market value of the issuer's voting stock held as of Common Stock held as of December 31, 2001 by non-affiliates of the issuer was $136,957.55.

As of December 31, 2001, the issuer had 6,868,566 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

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

The Company experienced a significant change in its stock ownership and its management in August and September 2000. In a report filed on Form 8-K on September 19, 2000, the Company reported that by Letter of Agreement dated August 23, 2000, the Company agreed to issue 3,250,000 shares of restricted common shares to Bisell Investments Inc. ("Bisell") for a total purchase price of $275,000.00

On September 13, 2000 pursuant to the August 23, 2000 Letter of Agreement, the Company accepted the resignations of Edward F. Myers, Betty N. Myers and Gary Degano as directors and officers and took the following actions: It elected Pierre Quilliam as President and CEO and appointed him to the Board of Directors; it elected Stephen M. Cohen as Secretary and Treasurer and appointed him to the Board of Directors; and it appointed Denise Quilliam to the Board of Directors. Edward F. Myers, Betty N. Myers and Gary Degano remained as officers and directors of CEAC until they resigned on February 16, 2001. On that date Pierre Quilliam was appointed Chairman of CEAC, Stephen M. Cohen was appointed Secretary and Treasurer and Glenn Roach was appointed President and elected to the Board of Directors of CEAC.

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

On February 23, 2001, the Company moved from its facility in San Diego to a new facility in Temecula, California, which was managed by Glenn Roach. The facility was being used for conversion of Electric Vehicles and for prototype development of the Electric Boats. In late 2001, the Company ran out of funds to develop and operate its business, and efforts to raise capital to continue business were not successful. As a result, the Company terminated operations in January 2002.

On February 28, 2002, the Company entered into an agreement to purchase 100% of the shares of Cyper Entertainment Inc. ("Cyper")of Seoul, Korea. Cyper was incorporated in January 2000 and is in the business of manufacturing and distributing 3D digital animation, multi media and entertainment related products. The closing of the transaction is contingent upon completion of satisfactory due diligence and compliance with regulatory guidelines.

In the event that the transaction to acquire Cyper does not close, the Company will continue to attempt to acquire another suitable business. However, there is no assurance that the Company will be successful in raising capital or in locating a suitable acquisition candidate, or that the terms of any such transaction will be favorable to existing shareholders.

Competition

Subject to completion of the acquisition of Cyper, the Company is and will continue to be a limited competitor in the business of seeking business opportunities with private companies. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable business opportunity candidates for us. Nearly all such entities have significantly greater experience and financial resources, technical expertise and managerial capabilities than us. Consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business opportunity.

Government Regulation

Subject to completion of the acquisition of Cyper, the proposed business activities described herein classify the Company as a "Blank Check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their states.

Intellectual Property

The Company has no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts that management believes have any value.

Employees

The Company has no full-time employees. The officers and directors work on a part-time, as needed basis.

Risk Factors

An investment in the Company's shares are subject to the following risk factors:

NO REVENUE AND MINIMAL ASSETS. The Company has no revenues or earnings from operations. The Company has no significant assets or financial resources. Subject to completion of the acquisition of Cyper, the Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. Subject to completion of the acquisition of Cyper, there is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS. Subject to completion of the acquisition of Cyper, the success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

CONFLICTS OF INTEREST - GENERAL. The officers and directors are associated with other firms and are involved in a range of business activities which may have business dealings with the Company at some point in time. Due to these affiliations and the fact that some officers are expected to devote only a portion of their time to the business of the Company, there are potential inherent conflicts of interest in their acting as directors and as officers. Each of the officers and directors is or may become an officer, director, controlling shareholder, partner or participant in other entities engaged in a variety of businesses. These existing and potential conflicts of interest are irreconcilable and could involve the participating officers and directors in litigation brought by the Company's shareholders or by the shareholders of other entities with which the officers and directors are currently, or may become, affiliated. To help alleviate this position somewhat, Management has adopted a policy of full disclosure with respect to business transactions with any entity in which any or all of the officers or directors are affiliated, either directly or indirectly. An officer or director may continue any business activity in which such officer or director engaged prior to joining the Company.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable. Cyper has provided the Company with financial statements covering a two-year period.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

LACK OF DIVERSIFICATION. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business opportunity. Consequently, the Company's activities will be limited to those engaged in by the business opportunity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

REGULATION. Although the Company will be subject to regulation under the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations that result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and would most likely result in a change in control or management of the Company.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements. Cyper has provided the Company with audited financial statements for the past two years.

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

Item 2. Description of Property

Property and Facilities

The Company subleases space at 7270 Woodbine Avenue, Suite 200, Markham, Ontario, Canada, for its corporate offices. The Company pays CAD$474.60 per month plus applicable Federal Taxes. The Company has a sub-lease agreement with Wepawaug Inc., the head tenant, which gives the Company the right to occupy the space at the above rental rate on a month-to-month basis.

The Company's subsidiary, CEAC, had entered into a lease with James E. Hundley for 2,145 square feet of office and workshop space located at 42346 Rio Nedo, #F, Temecula, California. The rental rate was $1,244.00 per month plus a percentage of common area operating expenses. The lease term was for one year ending February 28, 2002, however, CEAC was unable to maintain its obligations pursuant to the lease and the landlord took possession of the premises in January 2002.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Other Shareholder Matters

Starting August 1, 1999 the Company's common stock was traded under the symbol "AEAM" by the National Quotation Bureau, LLC.
QUARTER	HIGH CLOSING BID	LOW CLOSING BID
1st quarter 2000	$1.15	$0.15
2nd quarter 2000
April 3 - April 4	$0.95	$0.90
April 5 - June 30
(After the 1 for 3 reverse split)	$3.00	$1.20
3rd Quarter 2000	$1.30	$0.45
4th Quarter 2000	$0.45	$0.07
1st quarter 2001	$0.10	$0.03
2nd quarter 2001	$0.27	$0.03
3rd Quarter 2001	$0.08	$0.05
4th Quarter 2001	$0.05	$0.05

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

The Company had approximately 76 shareholders of record as of December 31, 2001. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

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

ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain Forward-Looking Information

This Form 10KSB contains certain "forward-looking statements" as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Without limiting the generality of the foregoing, words such as "may", "will","expect", "believe", "anticipate", "intend", "could", "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

The following discussion refers to the twelve-month period ended December 31, 2001 and the twelve-month period ended December 31, 2000.

During 2001, the Company had Net Revenues of nil as it did in 2000.

During 2001, the Company had Consulting Expenses of $5,490 compared to $26,431 in 2000. This reflects a decrease in the use of outside consultants and the absence of fees paid to Dr. Edward Myers who received consulting fees in 2000.

During 2001, the Company had $74,995 in Legal and Professional Fees, compared to $145,684 in 2000. This decrease was due to the temporary postponement of the requirement for the Company's attorneys to take the necessary steps to complete a registration statement and respond to comments of the SEC.

During 2001, the Company had $130 in advertising expenses compared to $7,478 in 2000. This decrease was due to the Company's lack of funds available to allocate to advertising.

During 2001, the Company had $138,400 listed as Management and directors' fees, encompassing all employees' payroll including the subsidiary, CEAC, compared with $76,117 in 2000. This increase was primarily the result of hiring an officer to manage CEAC at a salary of $50,000.

General and administrative expenses for 2001 were $95,337 as compared with $134,506 in 2000. This amount includes all other expenses not described in the categories referred to above. The decrease is primarily attributable to decreases in rent ($13,726) and depreciation expense ($10,254) and a write-down of $7,499 in 2000 which was not present in 2001.

LIQUIDITY AND CAPITAL RESOURCES - THE COMPANY

The Company has completed financing through the offer of its securities as follows:

By Letter of Agreement dated August 23, 2000, the Company agreed to issue 3,250,000 shares of restricted common stock to Bisell Investments Inc. for a total purchase price of $275,000.00, which the Company has received in full.

On March 22, 2002, the Company raised $20,000 through the private placement of 400,000 restricted common shares to a private investor.

Going Concern. As of December 31, 2001 the company had a stockholders' deficiency of $149,664. The auditors have raised a "going concern" question on the audit for the year ended December 31, 2001.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are attached hereto as Exhibit A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

As previously disclosed in the Company's 8KA dated August 31, 2001, the Company elected to change independent accountants from Weinberg and Company. P.A. to Moore Stephens, P.C. The Company had no disagreements with its former accountants.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages, and respective positions of the directors and executive officers of the Company immediately subsequent to the Change of Control are:
Name	Age	Position
Pierre Quilliam	63	President/Director
Denise Quilliam	63	Director
Stephen M. Cohen	39	Secretary/Treasurer/Director

Pierre Quilliam was elected President and Director of the Company on September 13, 2000. Since 1976 he has been self-employed, working in a variety of positions in the financing and accounting arena, including general oversight of a management consulting company. He has also worked directly with the Canadian Government on various aspects of the Government's program to combat desertification. Since August 2001, Mr. Quilliam has been a director and officer of Dicut Inc., a reporting company involved in the business of data backup and security through its subsidiaries.

Denise Quilliam, who is the spouse of Pierre Quilliam, was elected a Director of the Company on September 13, 2000. Since 1975, she has been self-employed, working at various financing and accounting positions including that of comptroller. Mrs. Quilliam received her teacher's certificate from Ecole Normale Marguerite Bourgeois in Montreal, Canada, in 1957.

STEPHEN M. COHEN has been Secretary, Treasurer and a Director of the company since September 13, 2000. He attended Osgoode Hall Law School in Toronto, graduating with a Bachelor of Laws degree in 1987. He was called to the Bar of Ontario in 1989 and has been a member of the Law Society of Upper Canada since that time. He became a partner in the law firm of Cohen and Associates in 1992, where he remained until 1999. From May 1999 until May 2000, he worked as an associate of the law firm of Goldman, Sloan, Nash and Haber in Toronto. Since May 2000, he has worked as in-house counsel for 87807 Canada Inc. and a related group of companies. From December 2000 until January 2002 Mr. Cohen served as a Director of Nexus Group International Inc., a reporting company trading on the Toronto Stock Exchange.

Directors' terms run until the end of the fiscal year, or until their replacements are elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2001, Pierre Quilliam, Stephen Cohen and Denise Quilliam who were directors and/or officers of the Company did not file Form 4s with respect to the issuance of 140,000, 140,000 and 10,000 restricted shares issued to them respectively on October 4, 2001 for management services. The same individuals did, however, report the issuance of said shares in Form 5s which each of them filed on March 18, 2002.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table
Name and Principal	Year Salary	Bonus	Other annual compensation	Restricted stock	Options	LTIP Payouts	All other compensation
Position	($)	($)	($)	awards ($)	SARs	($)	($)

Pierre Quilliam Pres/CEO/ Director	2000	-0-	-0-	77,000	-0-	-0-	-0-
	2001	-0-	-0-	350,416	-0-	-0-	-0-

S. Cohen Secretary\Treasurer\Director	2000	-0-	-0-	77,000	-0-	-0-	-0-
	2001	-0-	-0-	350,416	-0-	-0-	-0-

Denise Quilliam Director	2000	-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	24,583	-0-	-0-	-0-

Glenn Roach Pres. CEAC	2000	-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	300,000	-0-	-0-	-0-

Options/SAR Grants in Last Fiscal Year

(Individual Grants)
	Number of Securities Underlying	% of Total Options/SAR Granted to Employees in	Exercise of Base	Expiration
Name	Option/SAR Granted	Fiscal Year	Price ($/Sh)	Date

P. Quilliam Pres/CEO/Director	Nil	Nil	Nil

S. Cohen Secretary/Dir	Nil	Nil	Nil

D. Quilliam Director	Nil	Nil	Nil

G. Roach Pres. CEAC	Nil	Nil	Nil

Aggregated Option/SAR Exercises in Last Fiscal Year

And FY-End Option/SAR Values
	Shares Acquired On Exercise	Value	Number of Unexercised Securities Options/SAR	Value of Unexercised In-the-
Name	Underlying	Realized	At Year End	Money At FY-End
P. Quilliam Pres/CEO/Director	0	0	0	N/A (See Note)

S. Cohen Secretary/Dir	0	0	0	N/A

D. Quilliam Director	0	0	0	N/A

G. Roach Pres. CEAC	0	0	0	N/A

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners
NAME AND ADDRESS OF BENEFICIAL OWNER	SHARE OWNERSHIP	PERCENTAGE OWNERSHIP

Edward F. Myers* 4190 Bonita Rd. Bonita, CA 91902	430,668	6%

Bisell Investments Inc.** East Bay Shopping Centre Suite A-159 Nassau, Bahamas	3,677,416	53.5%

(b) Security Ownership of Management
NAME AND ADDRESS OF BENEFICIAL OWNER	SHARE OWNERSHIP	PERCENTAGE OWNERSHIP

Pierre Quilliam** 18431 Tyotown Road Cornwall, Ontario K6H 5R5	3,677,416	53.5%

Stephen Cohen 27 Crystal Drive Richmond Hill, Ontario L4C 7Y4	427,416	6%

Denise Quilliam 18431 Tyotown Road Cornwall, Ontario K6H 5R5	24,583	0.003%

Percentages based on 6,868,566 shares outstanding on December 31, 2001.

* The holdings for Edward F. Myers include 236,667 shares held by him personally and 194,001 shares held by a company controlled by him, EFM Venture Group Inc.

** The share ownership listed for each of Bisell Investments Inc. and Pierre Quilliam represents the shares beneficially owned by each of them collectively, as required by Item 403 of Regulation S-B. Thus, the shares attributed to each of them are the same shares that the other is attributing to itself, and should not be totaled together.

Change in Control

The Company has entered into an Agreement to acquire 100% of the shares of Cyper Entertainment Inc. in exchange for 20,000,000 restricted common shares of the Company. Should such transaction close, it will result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 1, 2000 the Company entered into a sublease at 7270 Woodbine Avenue, Suite 200, Markham, Ontario, Canada, for its corporate offices. The Company pays CAD$474.60 per month plus applicable Federal Taxes. The Company has a sub-lease agreement with Wepawaug Inc., the head tenant, which gives the Company the right to occupy the space at the above rental rate until August 31, 2001. Since August 31,2001, the Company has continued to sublease the space on a month-to-month basis. Wepawaug Inc. is controlled by Pierre Quilliam, the Company's President and CEO.

On October 31, 2000, the Company purchased a 50% interest in a 1999 Cadillac Seville for the price of $16,427.97. The Company purchased this interest from 87807 Canada Ltd., which is controlled by Denise Quilliam, a director of the Company. On November 7, 2000, the Company sold its interest in the Cadillac to Bisell Investments Inc. for the price of $17,500.00, realizing a profit of $$1,072.03. Bisell Investments Inc. owns 47% of the shares of the Company and is controlled by Pierre Quilliam.

As of December 31, 2001, the Company was invoiced for administration and bookkeeping services from 87807 Canada Ltd. and Bisell Investment Group Inc. in the amount of $27,994.62 not including G.S.T. 87807 Canada Ltd. is controlled by Denise Quilliam and Bisell Investment Group Inc. is controlled by Pierre Quilliam.

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

On April 2, 2001, the Company issued 116,666 restricted shares of its common stock to Pierre Quilliam, the Company's President and CEO for services to the Company from January 1, 2001 until March 31, 2001. The Board valued these shares at $0.06 per share for a total of $7,000. These services included overall management of the Company, assistance with the Company's auditors and attorneys and assisting in the preparation of the 10QSB the 8Ks and all other SEC filings.

On April 2, 2001, the Company issued 116,666 restricted shares of its common stock to Stephen Cohen, the Company's Secretary and Treasurer for services to the Company from January 1, 2001 until March 31, 2001. The Board valued these shares at $0.06 per share for a total of $7,000. These services included overall management of the Company, assistance with the Company's auditors and attorneys and assisting in the preparation of the 10QSB the 8Ks and all other SEC filings.

On April 2, 2001, the Company issued 8,333 restricted shares of its common stock to Denise Quilliam as compensation for attending the directors' meeting held on that date. The Board valued these shares at $0.06 per share for a total of $500.00.

On July 2, 2001, the Company issued 93,750 restricted shares of its common stock to Pierre Quilliam, the Company's President and CEO for services to the Company from April 1, 2001 until June 30, 2001. The Board valued these shares at $0.08 per share for a total of $7,500. These services included overall management of the Company, assistance with the Company's auditors and attorneys and assisting in the preparation of the 10QSB the 8Ks and all other SEC filings.

On July 2, 2001, the Company issued 93,750 restricted shares of its common stock to Stephen Cohen, the Company's Secretary and Treasurer for services to the Company from April 1, 2001 until June 30, 2001. The Board valued these shares at $0.08 per share for a total of $7,500. These services included overall management of the Company, assistance with the Company's auditors and attorneys and assisting in the preparation of the 10QSB the 8Ks and all other SEC filings.

On July 2, 2001, the Company issued 6,250 restricted shares of its common stock to Denise Quilliam as compensation for attending the directors' meeting held on that date. The Board valued these shares at $0.08 per share for a total of $500.00.

On October 4, 2001, the Company issued 140,000 restricted shares of its common stock to Pierre Quilliam, the Company's President and CEO for services to the Company from July 1, 2001 until September 30, 2001. The Board valued these shares at $0.05 per share for a total of $7,000. These services included overall management of the Company, assistance with the Company's auditors and attorneys and assisting in the preparation of the 10QSB the 8Ks and all other SEC filings.

On October 4, 2001, the Company issued 140,000 restricted shares of its common stock to Stephen Cohen, the Company's Secretary and Treasurer for services to the Company from July 1, 2001 until September 30, 2001. The Board valued these shares at $0.05 per share for a total of $7,000. These services included overall management of the Company, assistance with the Company's auditors and attorneys and assisting in the preparation of the 10QSB the 8Ks and all other SEC filings.

On October 4, 2001, the Company issued 10,000 restricted shares of its common stock to Denise Quilliam as compensation for attending the directors' meeting held on that date. The Board valued these shares at $0.05 per share for a total of $500.00.

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

  The financial statements filed as part of this report are listed separately in the Index to Financial Statements.
2.1	Plan of Acquisition of California Electric Automobile Company, Inc.*
3.1(i)	Articles of Incorporation*
3.1(ii)	By-Laws*
4.1	Instruments defining the rights of holders*
11.1	Computation of per share earnings 12/31/1998*
11.2	Computation of per share earnings 12/31/1999**
11.3	Computation of per share earnings 12/31/2000***
11.4	Computation of per share earnings 12/31/2001
13.1	Filed by reference: Form 10QSB filed May 21, 2001, August 20, 2001 and November 19, 2001
16.1	Letter on change in certifying accountants****
21.1	Subsidiaries of the registrant*

* Filed by reference to a Form 10SB filed on February 23, 2000.

** Filed by reference to a Form 10-12 G/A filed on November 3, 2000.

*** Filed by reference to a Form 10KSB filed on April 16, 2001.

**** Filed by reference to a Form 8K/A filed on August 31, 2001.

(b) Reports on Form 8-K:

None

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.
AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC.

Date: May 2, 2002	/s/ Pierre Quilliam
PIERRE QUILLIAM
President and CEO

Date: May 2, 2002	/s/ Stephen Cohen
STEPHEN COHEN
Secretary/Treasurer

Exhibit A

AMERICAN ELECRTIC AUTOMOBILE COMPANY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders'

of American Electric Automobile Company, Inc.

We have audited the accompanying consolidated balance sheet of American Electric Automobile Company, Inc. and subsidiary [a development stage company] as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from June 15, 1996 [inception] to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the cumulative data from June 15, 1996 to December 31, 2000. That cumulative data were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2000, is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Electric Automobile Company, Inc. and subsidiary [a development stage company] as of December 31, 2001 and the results of their operations and their cash flows for the year then ended and for the period from June 15, 1996 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses from operations and has a net capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore Stephens, P.C.

Certified Public Accountants

New York, New York

April 23, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:

American Electric Automobile Company, Inc. and Subsidiary

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for American Electric Automobile Company, Inc. and Subsidiary for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the results of operations and cash flows for American Electric Automobile Company, Inc. and Subsidiary for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage company with accumulated operating losses, a working capital deficiency, and a stockholders deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG and COMPANY, P.A.

Boca Raton, Florida

April 6, 2001

AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2001

ASSETS
CURRENT ASSETS
Cash	$ 655
Advances receivable - related parties	47,823
Total Current Assets	48,478

PROPERTY AND EQUIPMENT, NET	5,474
OTHER ASSETS	682
TOTAL ASSETS	$ 54,634

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 145,101
Advances payable - related parties	59,197
Total Current Liabilities	204,298

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 20,000,000 shares authorized,	-
none issued and outstanding
Common Stock, $.0001 par value, 50,000,000 shares authorized,
6,868,566 shares issued and outstanding	687
Additional paid-in capital	1,002,672
Deficit accumulated during development stage	(1,153,023)
TOTAL STOCKHOLDERS' DEFICIT	(149,664)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 54,634

AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the year ended December 31,	For the period from June 15, 1996 [Inception] to
	2001	2000	December 31, 2001

NET REVENUES	$ -	$ -	64,888

COST OF REVENUES	19,169	-	74,482

GROSS MARGIN	(19,169)	-	(9,594)

OPERATING EXPENSES
Legal and professional fees	74,995	145,684	274,227
Management and directors' fees	138,400	76,117	309,588
Consulting expense	5,490	26,431	154,449
Advertising expense	130	7,478	42,135
General and administrative	95,337	134,506	296,235
TOTAL OPERATING EXPENSES	314,352	390,216	1,076,634

LOSS FROM OPERATIONS	(333,521)	(390,216)	(1,086,228)

OTHER INCOME (EXPENSES)
Interest income - related parties	8,251	6,339	14,590
Interest expense - related parties	(4,615)	(673)	(7,425)
Loss on disposal of asset	(9,211)	-	(9,211)
Loss on investment	-	(39,016)	(61,240)
Other (expense) income	(450)	4,270	3,820
TOTAL OTHER EXPENSES	(6,025)	(29,080)	(59,466)
LOSS BEFORE PROVISION FOR INCOME TAXES	(339,546)	(419,296)	(1,145,694)

PROVISION FOR INCOME TAXES	-	-	7,329

NET LOSS	(339,546)	(419,296)	(1,153,023)

Net loss per common share - basic and diluted	$ (0.05)	$ (0.13)

Weighted average number common shares issued	6,407,625	3,305,596

AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD JUNE 15, 1996 [INCEPTION] TO DECEMBER 31, 2001

				Common Stock		Additional
		Common Stock		To be issued		Paid-in	Accumulated	Subscription	Stockholders'
		Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit

Issuance of stock to founders for services		55,000	$ 6	-	$ -	$ 159			$ 165
Issuance of stock to founder for cash		333,334	33			967			1,000
Issuance of stock for investment in CEHK		50,000	5			37,495			37,500
Issuance of stock to purchase subsidiary		350,000	35			70	(1,060)		(955)
Issuance of stock for cash		13,333	1			9,999			10,000
Net loss, 1996							(14,198)		(14,198)
Balance, December 31, 1996		801,667	$ 80	-	$ -	$ 48,690	$ (15,258)	$ -	$ 33,512

Issuance of stock for vehicle		33,333	3			24,997			25,000
Issuance of stock for cash		37,333	4			28,896			28,900
Issuance of stock for services		46,333	5			34,745			34,750
Net loss, 1997							(142,622)		(142,622)
Balance, December 31, 1997		918,666	$ 92	-	$ -	$ 137,328	$ (157,880)	$ -	$ (20,460)

Issuance of stock for vehicle		10,667	1			7,999			8,000
Issuance of stock for cash		58,667	6			49,995			50,001
Net loss, 1998							(54,404)		(54,404)
Balance, December 31, 1998		988,000	$ 99	-	$ -	$ 195,322	$ (212,284)	$ -	$ (16,863)

Issuance of stock for cash		151,918	15			56,759		(4,000)	52,774
Issuance of stock for debt		16,000	2			8,773			8,775
Issuance of stock for services		36,000	3	298,667	30	126,467			126,500
Forgiveness of debt of related party						23,000			23,000
Net loss, 1999							(181,898)	-	(181,898)
Balance, December 31, 1999		1,191,918	$ 119	298,667	$ 30	$ 410,321	$ (394,182)	$ (4,000)	$ 12,288

Cancel stock returned to company		(10,667)	(1)			(3,999)		4,000	-
Issuance of stock for cash		4,296,666	430			667,070		(278,539)	388,961
Cancel shares for non-payment		(442,433)	(44)			(165,868)		153,791	(12,121)
Issuance of stock for services		653,667	65	(298,667)	(30)	28,365			28,400
Forgiveness of debt reclassification						(23,000)			(23,000)
Net loss, 2000							(419,296)		(419,296)
Balance, December 31, 2000		5,689,151	$ 569	-	$ -	$ 912,889	$ (813,478)	$(124,748)	$ (24,768)

Shares issued for services	January	154,000	15			15,385			15,400
Cash received for subscription receivable	January							124,748	124,748
Shares issued for Consulting Agreement	March	300,000	30			29,970			30,000
Shares issued for services	April	216,666	22			12,978			13,000
Shares issued for services	April	24,999	2			1,498			1,500
Shares issued for services	July	175,000	18			13,983			14,001
Shares issued for services	July	18,750	2			1,498			1,500
Shares issued for services	October	260,000	26			12,974			13,000
Shares issued for services	October	30,000	3			1,498			1,501
Other adjustment							1		1
Net Loss, 2001							(339,546)		(339,546)
Balance - December 31, 2001		6,868,566	$ 687	-	$ -	$ 1,002,672	$ (1,153,023)	$ -	$ (149,664)

AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,	For the year ended December 31,	For the period from June 15, 1996 [Inception] to
	2001	2000	December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(339,546)	(419,296)	(1,153,023)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	4,638	14,892	41,487
Impairment of investments	-	39,016	61,240
Write-down of asset	5,140	21,746	26,886
Loss on disposal of assets	9,211	-	9,211
Gain on debt forgiveness	-	3,398	3,398
Write-off of inventory	19,169	-	19,169
Forgiveness of debt reclassification	-	(23,000)	(23,000)
Gain on settlement of debt	550	-	550
Stock issued for services	89,90 1	28,400	280,77 7
(Increase) decrease in:
Advances receivable - related parties	(45,571)	4,960	(48,297)
Inventories	-	(20,515)	(28,510)
Prepaid expense	6,168	(6,168)	-
Increase (decrease) in:
Accounts payable and accrued expenses	116,08 3	16,970	153,9 30
Advances payable - related parties	41,991	(5,800)	96,950
Income taxes payable	(800)	(3,540)	-
Net Cash Used In Operating Activities	(93,066)	(348,937)	(559,232)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	-	(20,266)	(21,221)
Proceeds from sale of equipment	500	-	500
Purchase of property and equipment	(1,316)	(21,864)	(45,730)
Net Cash Used In Investing Activities	(816)	(42,130)	(66,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(16,419)	20,000	3,581
Proceeds from issuance of notes payable	-	(21,507)	(21,507)
Cash overdraft	(13,899)	13,899	-
Proceeds from subscription receivables - net	124,748	-	124,748
Proceeds from issuance of common stock - net	-	376,841	519,516
Net Cash Provided By Financing Activities	94,430	389,233	626,338

Net increase (decrease) in Cash	548	(1,834)	655

Cash - beginning of period	107	1,941	-
Cash - end of period	655	107	655

American Electric Automobile Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

  THE COMPANY

  American Electric Automobile Company, Inc. ("AEAC") (a development stage company), a Delaware corporation, was incorporated on May 9, 1996. The Company is headquartered in Ontario, Canada and operates primarily in the United States and Canada. On June 15, 1996, AEAC acquired all of the outstanding stock of California Electric Automobile Co., Inc. ("CEAC"), a California corporation incorporated on November 14, 1995 (together the "Company"). AEAC exchanged 1,050,000 shares of its common stock (prior to a 1 for 3 stock split), in a ratio of ten to one, for all of the outstanding shares of CEAC. The acquisition was accounted for using the purchase method of accounting. Under this method, the assets were recorded at their fair market value. The $95 excess value of the stock issued over the fair market value of the assets acquired was recorded as goodwill and subsequently written off in that year.

  The Company's mission is to provide environmentally sensitive, quality and cost effective electric automotive transportation domestically with cooperative structuring of opportunities with global partners.

  GOING CONCERN

  The Company's financial statements for the year ended December 31, 2001 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of approximately $339,500 for the year ended December 31, 2001 and has accumulated losses since inception of approximately $1,153,000. In addition, the Company's had a working capital deficiency of $155,800 at December 31, 2001. These factors create an uncertainty about the Company's ability to continue as a going concern.

  Management's plans to alleviate these factors and allow the Company to continue as a going concern primarily consist of seeking additional equity investments. In February 2002 the Company entered into negotiations to acquire 100% of the stock of an operating company (see Note 11).

  The ability of the Company to continue as a going concern is dependent on the success of its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

  Use of Estimates

  In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates.

  Cash and Cash Equivalents

  For purposes of the cash flows statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2001.

  Inventory

  Inventories of automobiles and conversion parts of gas to electric are stated at cost on a specific identification basis.

  Property and Equipment

  Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally from three to five years.

  Concentration of Credit Risk

  The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

  The Company does not believe it is exposed to any credit risk from advances receivable because these are all from related parties.

  The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

  Revenue Recognition

  The Company recognizes revenue on each automobile conversion when the completed conversion is billed and delivered to the respective customer.

  Income Taxes

  The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" . Under SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Advertising Expense

  Advertising costs are expensed as incurred.

  Loss per share of Common Stock

  Loss per share and common equivalent share are calculated on the basis of weighted average number of common shares outstanding. Due to the antidilutive effect of the assumed exercise of outstanding common stock equivalents at December 31, 2001 and 2000, loss per share does not give effect to the exercise of these common stock equivalents in either year, but they may dilute earnings per share in the future.

  Impairment

  The Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment.

  In September 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", but retains the basic requirements regarding when and how to measure an impairment loss. SFAS No. 144 applies to long-lived assets to be held or disposed of but specifically excludes certain classes of assets such as goodwill and intangibles not being amortized. The Company does not believe that the adoption of this standard will have a material impact on the Company's financial position or results of operations.

  Stock-based Compensation

  On July 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" for stock options and similar equity instruments (collectively, "options") issued to employees; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issues to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

  Foreign Currency Transactions

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the US dollar are included in the results of operations as incurred. Foreign transaction gains and losses are immaterial.

  RELATED PARTIES

  Advances receivable - related parties consist of advances to an officer and shareholder of the Company and to a company owned by officers and shareholders of the Company. The balances are approximately $17,300 and $30,500, respectively, at December 31, 2001. The advances have no stated maturity date. Interest income is calculated at an annual rate of 11%.

  Advances payable - related parties consist of advances received from companies owned by officers and shareholders of the Company. None of the advances have a stated maturity an advance of approximately $35,700 bears interest at an annual rate of 11%. An advance of approximately $16,700 and three others aggregating approximately $6,800 are non-interest bearing.

  The Company is a party to a month-to-month lease for office space with a company owned by an officer and shareholder of the Company. Rental expense under this lease for the years ended December 31, 2001 and 2000 was approximately $5,700 and $1,400, respectively. At December 31, 2001 approximately $5,700 is owed to the related party and this balance is included in the $6,800 amount stated above.

  Included in general and administrative expenses is approximately $28,000 of management and administrative services charged by companies owned or controlled by officers and directors of the Company.

  PROPERTY AND EQUIPMENT

  Property and equipment at December 31, 2001 consists of the following:

Machinery and Equipment	$ 10,580
Other fixed assets	35
Total Cost	10,615
Accumulated Depreciation	(5,141)
Net Property and Equipment	$ 5,474

  Depreciation expense for the years ended December 31, 2001 and 2000 charged to operations and included in general and administrative expense was approximately $4,600 and $14,900, respectively.

  INCOME TAXES

  At December 31, 2001 the Company had recorded a net deferred tax asset of approximately $400,000. This deferred tax asset is due primarily to the accumulated net operating losses. A valuation allowance of an equal amount has been recorded because the Company believes it is more likely than not that the losses will not be utilized. The valuation allowance increased approximately $129,000 and $211,000 for the years ended December 31, 2001 and 2000, respectively.

  The Company has accumulated approximately $930,000 of taxable losses which can be used to offset future federal taxable income. The utilization of the losses expire as follows:

Year	Amount
2015	$ 800
2016	10,600
2017	49,600
2018	26,800
2019	87,200
2020	417,000
2021	338,000
$ 930,000

  STOCK OPTIONS

  The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost has been recognized for options issued to employees as of December 31, 2001 and 2000. Had compensation cost for the Company's stock-based compensation been determined on the fair value method at the grant dates for awards, consistent with Statement of Accounting Standards No 123, "Accounting for Stock Based Compensation"(Statement No. 123), the Company's net loss for the year ended December 31, 2000 would have been increased to the pro-forma amounts indicated below. In 2001 the difference between the net loss as reported and proforma amount was immaterial to the financial statements.

For the year ended December 31,		2000
Net Loss	As reported	$ 419,296
	Proforma	$ 421,963

Net Loss per Share	As reported	$ (.13)
	Proforma	$ (.13)

  The following table summarizes information concerning currently outstanding and exercisable stock options and warrants:

	Exercise Price	Outstanding at December 31, 2001	Weighted Average Contractual Life	Exercisable at December 31, 2001

Options	$0.75	133,333	0.76 years	133,333

  For financial statement disclosure purposes, the fair market value of each stock option grant is estimated on the date of grant using the minimum value method, which did not differ from the fair market value computed using the Black-Scholes method, in accordance with Statement No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 6.0%, volatility of zero and expected term of three years. There were no stock options granted in 2001.

  The majority shareholder of the Company holds an option to purchase 3,000,000 common shares at a price of $.08 per share. The option expires in August 2002.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

  SFAS No. 107, "Disclosures about Fair Values of Financial Instruments", requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

  For certain financial instruments, including cash, current receivables and current payables, it was assumed that the carrying amount approximated fair value because of the near term maturities of such obligations.

  LITIGATION

  In the normal course of its operations, the Company has been or, from time to time, may be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

  NEW ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board ("FASB") has issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. These statements will change the accounting for business combinations and goodwill in two significant ways. First, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this SFAS, which for companies with calendar year ends, will be January 1, 2002.

  The Company expects that adoption of SFAS No. 142 will not have a material impact on its financial statements.

  SUBSEQUENT EVENTS

  In February 2002, the Company settled its Note payable to a company that is controlled by a former president of the Company. The Company sold three electric vehicles to the related party for $1,250 in cash and settlement of an outstanding loan payable. Since this was a negotiation that was on going at December 31, 2001, the transaction is reflected in the accompanying financial statements.

  In February 2002, CEAC discontinued operations as it did not generate sufficient revenues to meet its obligations. All significant obligations are included in the December 31, 2001 balance sheet. Management estimates that any gain or loss on disposal will be immaterial.

  In April 2002, through a resolution of the Board of Directors, the Company rescinded 1,654,415 shares of common stock and replaced these with warrants to purchase 3,308,830 of common stock shares. The rescission included 879,415 shares issued in 2001 and 775,000 shares issued in 2002. The warrants are dated as of the respective days on which the shares were originally issued. The shares were issued as payment for officers' salaries and directors' fees. The terms of the warrants are such that there is no effect on the compensations and fees originally recorded.

  For periods after April 2002, the expense originally recorded may need to be adjusted in accordance with FASB Interpretation ("FIN") 44 "The Accounting for Certain Transactions Involving Stock Compensation". FIN 44 requires variable accounting for a fixed award that replaces another fixed award. Variable accounting necessitates the recognition, either increase or decrease, of changes in the market value of the stock as they relate to the award given. Adjustments, which cannot be reduced below the original compensation cost, are made until the replacement award is exercised, forfeited or expires unexercised.

  In February 2002 the Company entered into negotiations to issue 20,000,000 common shares for 100% of the outstanding shares of Cyper Entertainment, Inc. ["Cyper"], a Korean-based manufacturer of 3D based digital animation, multi-media and entertainment products. If the negotiations are finalized as per the terms of the draft contract, for accounting purposes the acquisition would be recorded as a recapitalization of Cyper with Cyper as the acquirer. The 20,000,000 shares issues will be treated as shares issued for cash.

  RECLASSIFICATION

  Certain amounts in the December 31, 2000 financial statements have been reclassified to conform to the December 31, 2001 presentation.

  STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

For the years ended December 31, 2001 and 2000, the Company issued 1,179,415 and 355,000 common shares, respectively, for services rendered by officers and directors. The value of the services was $89,901 and $28,430, respectively. During 2000, the Company reclassified $23,000 of stock issued in 1999 pursuant to a settlement agreement from additional paid-in capital to forgiveness of debt.

For the year ended December 31, 2001 and 2000, there were no income taxes or interest expense paid by the Company.