Form 10QSB
period 2002-03-31
AMERICAN ELECTRIC AUTOMOBILE CO INC
filed 2002-05-20
CIK 1017290

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the quarterly period ended March 31, 2002.

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

Yes [X] No [ ]

There were 30,389,151 shares of Common stock issued and outstanding as of May 14, 2002.

AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY

FORM 10-QSB REPORT INDEX

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

MARCH 31, 2002
[UNAUDITED]
ASSETS
CURRENT ASSETS
Cash	$ 11,891
Advances receivable - related parties	50,394
Total Current Assets	62,285

PROPERTY AND EQUIPMENT, NET	4,764
OTHER ASSETS	682
TOTAL ASSETS	$ 67,731

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 133,544
Advances payable - related parties	63,173
Total Current Liabilities	196,717

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 20,000,000 shares authorized,	-
none issued and outstanding.
Common Stock, $.0001 par value, 50,000,000 shares authorized,
8,301,899 shares issued and outstanding.	830
Additional paid-in capital	1,053,529
Deficit accumulated during development stage	(1,183,345)
TOTAL STOCKHOLDERS' DEFICIT	(128,986)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 67,731

AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

[UNAUDITED]
	For the three months ended March 31,	For the three months ended March 31,	For the period from June 15, 1996 [Inception] to
	2002	2001	March 31, 2002

NET REVENUES	$ -	$ -	$ 64,888

COST OF REVENUES	-	-	74,482

GROSS MARGIN	-	-	(9,594)

OPERATING EXPENSES
Legal and professional fees	6,216	14,485	280,445
Management and directors' fees	19,000	45,400	328,588
Consulting expense	2,000	-	156,449
Advertising expense	125	-	42,260
General and administrative	3,297	32,885	301,412
TOTAL OPERATING EXPENSES	30,638	92,770	1,109,154

LOSS FROM OPERATIONS	(30,638)	(92,770)	(1,118,748)

OTHER INCOME (EXPENSES)
Interest income - related parties	1,315	-	15,905
Interest expense - related parties	(997)	(1,055)	(8,422)
Loss on disposal of asset	-	-	(9,211)
Gain (Loss) on investment	-	100	(61,240)
Other (expense) income	-	-	3,820
TOTAL OTHER EXPENSES	318	(955)	(59,148)
LOSS BEFORE PROVISION FOR INCOME TAXES	(30,320)	(93,725)	(1,177,896)

PROVISION FOR INCOME TAXES	-	-	5,449

NET LOSS	$ (30,320)	$ (93,725)	$ (1,183,345)

Net loss per common share - basic and diluted	$ (0.00)	$ (0.02)

Weighted average number common shares issued	6,916,344	5,816,773

AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

[UNAUDITED]
	For the three months ended March 31,	For the three months ended March 31,	For the period from June 15, 1996 [Inception] to
	2002	2001	March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(30,320)	(93,725)	(1,183,345)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	714	1,160	42,201
Impairment of investments	-	-	61,240
Write-down of asset	-	4,500	26,886
Loss on disposal of assets	-	(7,500)	9,211
Gain on debt forgiveness	-	(3,806)	3,398
Write-off of inventory	-	-	19,169
Forgiveness of debt reclassification	-	-	(23,000)
Gain on settlement of debt	-	-	550
Stock issued for services	31,000	45,400	299,777
(Increase) decrease in:
Advances receivable - related parties	(2,571)	(80,710)	(50,868)
Inventories	-	(365)	(28,510)
Prepaid expense	-	(2,931)	-
Increase (decrease) in:
Accounts payable and accrued expenses	(11,563)	28,245	154,369
Advances payable - related parties	3,976	2,190	100,926
Income taxes payable	-	(800)	-
Net Cash Used In Operating Activities	(8,764)	(108,342)	(567,996)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	-	-	(21,221)
Proceeds from sale of equipment	-	500	500
Purchase of property and equipment	-	(35)	(45,730)
Net Cash Provided (Used) by Investing Activities	-	465	(66,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	(20,000)	(21,507)
Cash overdraft	-	3,769	-
Proceeds from subscription receivables - net	-	124,748	124,748
Proceeds from issuance of common stock - net	20,000	-	539,516
Net Cash Provided By Financing Activities	20,000	108,517	646,338

Net increase (decrease) in Cash	11,236	640	11,891

Cash - beginning of period	655	107	-
Cash - end of period	11,891	747	11,891

AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

for the Three Months Ended March 31, 2002 (Unaudited)

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

  For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in the Company's Form 10-KSB filed on May 3, 2002.

  Going concern

  The Company's financial statements for the three months ended March 31, 2002 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss of approximately $30,300 for the three months ended March 31, 2002, and has accumulated losses since inception of approximately $1,183,300. In addition, the Company has a working capital deficiency of approximately $134,400 at March 31, 2002. The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable, adequate financing. Management has discussed the necessity to raise additional financing for the corporation in order to cover past expenses as well as to finance future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Summary of Significant Accounting Policies

  The accounting policies followed by the Company are set forth in Note 3 to the Company's consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 2001.

  Income Taxes

  For the three months ended March 31, 2002, the deferred tax asset generated by net operating losses have been offset by a valuation allowance of a like amount, as the Company believes that it is more than likely than not that the losses will not be utilized.

  Loss per Share

  Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the antidilutive effect of the assumed exercise of outstanding common stock equivalents at March 31, 2002, loss per share does not give effect to the exercise of these common stock equivalents in the current reporting period, but they may dilute earnings per share in the future.

  AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY

  Notes to the Consolidated Financial Statements

  for the Three Months Ended March 31, 2002 (Unaudited) - Continued

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

  Related Parties

  Advances receivable - related parties consist of advances to an officer and shareholder of the Company and to a company owned by officers and shareholders of the Company. The balances are approximately $31,400 and $17,800, respectively, at March 31, 2002. The advances have no stated maturity date. Interest income is calculated at an annual rate of 11%. An amount of approximately $1,200 is due from a company owned by officers and shareholders of the Company.

  Advances payable - related parties consist of advances received from companies owned by officers and shareholders of the Company. None of the advances have a stated maturity date. An advance of approximately $38,500 bears interest at an annual rate of 11%. An advance of approximately $16,600 and two others aggregating approximately $8,100 are non-interest bearing.

  Statements of Cash Flows Supplemental Disclosures

  For the quarter ended March 31, 2002 the Company issued 1,033,333 common shares for services rendered. The value of the services was $19,000.

  For the quarter ended March 31, 2002, there were no income taxes or interest expense paid by the Company.

  Subsequent Events

    In April 2002, through a resolution of the Board of Directors, the Company rescinded 1,912,748 shares of common stock and replaced these with warrants to purchase 3,308,830 of common stock shares. The rescission included 879,415 shares issued in 2001 and 775,000 shares issued in 2002. The warrants are dated as of the respective days on which the shares were originally issued. The shares were issued as payment for officers' salaries and directors' fees. The terms of the warrants are such that there is no effect on the compensations and fees originally recorded.

    For periods after April 2002, the expense originally recorded may need to be adjusted in accordance with FASB Interpretation ("FIN") 44 "The Accounting for Certain Transactions Involving Stock Compensation". FIN 44 requires variable accounting for a fixed award that replaces another fixed award. Variable accounting necessitates the recognition, either increase or decrease, of changes in the market value of the stock as they relate to the award

    AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC. AND SUBSIDIARY

    Notes to the Consolidated Financial Statements

    for the Three Months Ended March 31, 2002 (Unaudited) - Continued

    given. Adjustments, which cannot be reduced below the original compensation cost, are made until the replacement award is exercised, forfeited or expires unexercised.

    In May 2002, the Company finalized an agreement to acquire 100% of the outstanding voting shares of Cyper Entertainment, Inc. ["Cyper"], a Korean-based manufacturer of 3D based digital animation, multi-media and entertainment products the purchase price for these shares were 20,000,000 of the Company's common shares. In March 2002, as the agreement was being negotiated, the Company deposited the 20,000,000 shares into escrow pending the finalization of the agreement. These shares are not reflected in the financial statements as of March 31, 2002. For accounting purposes the acquisition will be recorded as a recapitalization of Cyper with Cyper as the acquirer in May 2002. The 20,000,000 shares issued will be treated as shares issued by Cyper for cash of the Company.

    In May 2002 the Company issued approximately 116,100 shares of its common stock in lieu of settlement of the Company's obligation for its related party advances.

ITEM 2. MANAGEMENT'S DISCUSSION AND OR PLAN OF OPERATION

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly Report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10-KSB.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

Net revenues were $ 0 for both the quarter ended March 31, 2002 for the quarter ended March 31, 2001. There were no sales due to the fact that there was inadequate funding to carryout any significant production along with any effective marketing campaigns.

Operating expenses for the Company were $30,638, as compared to $92,770 in the prior year. The principal reason for the decrease was a decrease in general operating expenses as a result of the discontinuance of the operations of California Electric Automobile Company Inc. in Temecula, California, as well as a decrease in both legal and professional fees.

Net Loss for the quarter ended March 31, 2002 was $30,320, compared to a net loss of $93,725 for the similar period in 2001. The principal reasons for this are the combined impact of the factors discussed immediately above being the decrease in operating, legal and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company will need additional capital in order to continue its operations through Cyper in 3D digital animation production as well as to finance the administrative costs including but not limited to legal and accounting fees. The Company's management is seeking additional capital however, there is no assurance that this needed capital can be raised, or raised on terms acceptable to the Company.

Going Concern. As of March 31, 2002 the company had a stockholders' deficit of ($128,986). The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

Item 6. Exhibits and Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN ELECTRIC AUTOMOBILE COMPANY, INC.
Date: May 17, 2002	/s/ PIERRE QUILLIAM
By Pierre Quilliam
President and CEO
Date: May 17, 2002	/s/ STEPHEN M. COHEN
By Stephen M. Cohen
Secretary/Treasurer