Form 10QSB
period 2002-06-30
AMERICAN ENTERTAINMENT & ANIMATION CORP
filed 2002-08-20
CIK 1017290

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 0-29657

_________________________________________________

AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION

(Exact name of small business issuer as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	33-0727323 (IRS Employer Identification No.)

7270 Woodbine Avenue, Suite 200

Markham. Ontario L3R 4B9

(Address of Principal Executive Offices)

(416) 403-2762

(Issuer's telephone number)

American Electric Automobile Company, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X; No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,198,649 shares of its Common Stock, $0.0001 par value, as of June 30, 2002.

AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION

FORM 10-QSB REPORT INDEX
Page No.
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Consolidated Balance Sheet as of June 30, 2002 (Unaudited)	3
Unaudited Statements of Operations for the Six Months Ended June 30, 2002 [consolidated] and 2001 and for the Three Months Ended June 30, 2002 [consolidated] and 2001	5
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	7
Notes to Consolidated Financial Statements for the Period Ended June 30, 2002	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	11
PART II. OTHER INFORMATION	12
Item 1. Legal Proceedings	12
Item 2. Changes in Securities	12
Item 3. Defaults on Senior Securities	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5. Other Information	12
Item 6. Exhibits and Reports on Form 8-K	12
Signatures	13

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION

CONSOLIDATED BALANCE SHEET (Unaudited)

June 30, 2002

ASSETS

Current Assets:
Cash	$ 21,007
Prepaid expenses and Sundry assets	1,108
Other current assets	13,653
Total Current Assets	35,768

SECURITY AND DEPOSITS	62,200
PROPERTY AND EQUIPMENT, NET	625,274
INTANGIBLE ASSETS 3-D ANIMATION	1,681,146
OTHER LONG TERM ASSETS	35,662
TOTAL ASSETS	$ 2,440,050

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 272,729
OTHER LIABILITIES	55,751
SHORT-TERM LOAN	361,957
TOTAL CURRENT LIABILITIES	690,437

ADVANCES PAYABLE - RELATED PARTIES	1,434,139
CONVERTIBLE DEBENTURES	815,444
LONG TERM INTEREST PAYABLE ON DEBENTURE	95,603
RETIREMENT ALLOWANCE	66,879
TOTAL LIABILITIES	3,102,502

SHAREHOLDERS' DEFICIT
PREFERRED STOCK, $0.0001 PAR VALUE, 20,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING	-

Common stock, $0.0001 par value, 50,000,000 shares authorized, 34,198,649 ISSUED AND OUTSTANDING	3,420

Additional paid-in capital	820,443
ACCUMULATED DEFICIT	(1,477,548)
FOREIGN TRANSLATION GAIN (LOSS)	(8,767)
(662,452)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 2,440,050

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	FOR THE 6 MONTH PERIOD ENDED		FOR THE 3 MONTH PERIOD ENDED
	6/30/2002	6/30/2001	6/30/2002	6/30/2001

SALES	$ 80,506	$ 77,604	$ 27,932	$ 76.573

COST OF SALES	333,563	86,124	10,055	24,370

GROSS PROFIT [LOSS]	(253,057)	(8,520)	17,877	52,203

OPERATING EXPENSES
LEGAL AND PROFESSIONAL FEES	20,601	-	14,385	-
MANAGEMENT AND DIRECTORS' FEES	29,500	-	10,500	-
CONSULTING EXPENSE	2,000	-	-	-
DEPRECIATION AND AMORTIZATION	6,587	88,277	-	-
ADVERTISING EXPENSE	4,209	12,979	3,225	2,680
GENERAL AND ADMINISTRATIVE	165,878	89,167	79,170	86,644
TOTAL OPERATING EXPENSES	228,775	190,423	107,280	89,324

LOSS FROM OPERATIONS	(481, 832)	(198,943)	(89,403)	(37,121)

OTHER INCOME (EXPENSES)
INTEREST INCOME	40	134	29	126
INTEREST INCOME - RELATED PARTIES	1,315	-	-	-
INTEREST EXPENSE	(55,798)	(50,427)	(26,349)	(23,104)
INTEREST EXPENSE - RELATED PARTIES	(997)	-	-	-
OTHER (EXPENSE) INCOME	(7,707)	(182)	(5,727)	(783)
TOTAL OTHER INCOME [EXPENSES]	(63,147)	(50,475)	(32,047)	(23,761)

LOSS BEFORE PROVISION [BENEFIT] FOR INCOME TAXES	(544,979)	(249,418)	(121,450)	(60,882)

PROVISION [BENEFIT] FOR INCOME TAXES	297,568	(66,577)	(17,934)	(23,019)

NET LOSS	$ (842,547)	$ (182,841)	$ (103,516)	$ (37,863)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	(0.03)	(0.01)	(0.00)	(0.00)

WEIGHTED AVG NUMBER COMMON SHARES ISSUED	29,617,084	26,063,317	33,028,358	26,384,816

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	FOR THE SIX MONTHS ENDED
	6/30/2002	6/30/2001

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$ (842,547)	$ (182,841)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization	309,567	88,277
DEFERRED INCOME TAXES	297,568	(66,577)
STOCK ISSUED FOR SERVICES	29,500	-
(INCREASE) DECREASE IN:
ACCOUNTS RECEIVABLE	9,216	(42,682)
SECURITY DEPOSITS	-	22,485
PREPAID EXPENSE	(764)	10,529
OTHER ASSETS	5,432	11,271
INCREASE (DECREASE) IN:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(381,999)	379,427
OTHER LIABILITIES	6,625	19,454
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	. (567,402)	239,343

CASH FLOW FROM INVESTING ACTIVITIES:
FUNDS FROM MATURED DEPOSITS	10,428	392
FUNDS INVESTED IN TERM INVESTMENTS	(9,463)	(10,033)
PURCHASE OF 3D ANIMATION	(288,988)	(618,312)
PURCHASE OF PROPERTY AND EQUIPMENT	(3,666)	(45,667)
NET CASH (USED) BY INVESTING ACTIVITES	(291,689)	(673,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
SHORT TERM BORROWING	-	59,825
REPAYMENT OF SHORT TERM BORROWING	-	(46,632)
LONG TERM BORROWING	-	38,802
ADVANCES RECEIVED FROM RELATED PARTIES	818,073	95,739
PROCEEDS FROM ISSUANCE OF COMMON STICK - NET	20,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	838,073	147,734

NET DECREASE IN CASH	$ (21,018)	$ (286,543)

EFFECT OF FOREIGN EXCHANGE RATE	1,600	-

CASH - BEGINNING OF PERIOD	$ 40,425	$ 286,928

CASH - END OF PERIOD	$ 21,007	$ 385

The accompanying notes are an integral part of these unaudited financial statements.

AMERICAN ENTERTAINMENT ANDANIMATION CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months and six months ended June 30, 2002, respectively, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

  Stock Acquisition

  On April 22, 2002, the Company issued 20,000,000 shares of common stock in exchange for 100% of the outstanding common stock of Cyper Entertainment, Inc. ("Cyper"), a company located in Seoul, Korea. Cyper is a 3D Digital Animation Production company providing services to the television, commercial and film industries. Cyper was established in January 2000. Cyper's intention is to establish a North American subsidiary whereby it can stage its advance into the North American market. For accounting purposes, the acquisition is being recorded as a recapitalization of Cyper, with Cyper as the acquirer. The 20,000,000 shares issued are treated as issued by Cyper for cash, and they are being shown as outstanding for all period presented in the same manner as a stock split. For the three and six month periods ended June 30, 2002, the financial statements reflect the results of operations of the Company and Cyper. The financial statements for the comparative three and six month periods ended June 30, 2001 reflect the results of operations of Cyper. Pro forma information for this transaction is not presented because, as of the date of the transaction, the Company was considered a public shell.

  Going concern

  The Company's financial statements for the three and six months ended June 30, 2002 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss of approximately $843,000 and $104,000 for the six and three months ended June 30, 2002, respectively, and has accumulated losses since inception of approximately $1,478,000. In addition, the Company has a working capital deficiency of approximately $655,000 at June 30, 2002. The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable, adequate financing. Management has discussed the necessity to raise additional financing in order to cover past expenses as well as to finance future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Property and equipment

  As of January 1, 2002, the Company had a change of estimate where it deemed the useful life of computer equipment be changed from 10 years to 5 years. This change in estimate increased depreciation expense from $22,500 to $37,600 for the six months ended June 30, 2002.

  Intangible assets

  The Company amortizes its animation and production costs using the individual-film-forecast-computation in accordance with "Statement of Position 00-2". This method amortizes such costs in the same ratio that current period actual revenue bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal period.

  Using a discounted cash flows analysis the Company wrote down the asset by approximately $211,000 and included the charge in cost of sales during the six-month period June 30, 2002. Amortization for the six months ended June 30, 2002 was approximately $16,700.

  Income Taxes

  For the six months ended June 30, 2002, the deferred tax asset of approximately $731,000 generated by net operating losses has been offset by a valuation allowance of a like amount, as the Company believes that it is more than likely than not that the losses will not be utilized.

  Loss per Share

  Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. The 20,000,000 shares issued to Cyper [see Note 2] are deemed to be outstanding for all periods presented. Due to the antidilutive effect of the assumed exercise of outstanding common stock equivalents at June 30, 2002, loss per share does not give effect to the exercise of these common stock equivalents in the current reporting period, but they may dilute earnings per share in the future.

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

  Related Parties

  Advances payable - related parties consist of advances received from officers and shareholders of the Company. None of the advances have a stated maturity date and interest rate.

  Statements of Cash Flows Supplemental Disclosures

During the six months ended June 30, 2002 the Company issued approximately 486,100 shares of its common stock in lieu of $57,200 cash, for the settlements of related party advances and payables.

For the six months ended June 30, 2002, there were no cash payments for income taxes and approximately $8,200 cash paid for interest expense by the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Net sales were $27,932 for the quarter ended June 30, 2002 compared with $76,573 for the quarter ended June 30, 2001. The reason for the decrease in sales is a result of Cyper Entertainment Inc. focusing more on the development of its animation projects rather than sales during this period.

Total operating expenses for the Company increased by $17,956 over the same period last year to $107,280, which is 20% percent above the amount of $89,324 of total operating expenses for the quarter ended June 30, 2001. The principal reason for the increase is the fact that only expenses of Cyper Entertainment Inc. are taken into consideration for the period ending June 30, 2001, while the consolidated expenses of both Cyper and the Company are considered for the three months ended June 30, 2002.

Net Loss for the quarter ended June 30, 2002 was ($103,516), compared to a net loss of ($37,863) for the similar period in 2001. The principal reasons for this are the combined impact of the factors discussed immediately above.

SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Net sales were $80,506 for the six months ended June 30, 2002 and $77,604 for the same period ended June 30, 2001, an increase of $2,902.

Gross loss for the 6 months ended June 30, 2002 was ($253,057) compared to a gross loss of ($8,520) for the same period last year. The principle reasons for the decrease are reduced revenues as explained above, and a charge of approximately $211,000 to cost of sales in the current period to recognize an impairment in the recorded value of one of the animation projects.

Total operating expenses for the Company increased by $38,352 over the same period last year. The principal reasons for the increase are management and directors fees of $29,500 and legal and professional fees of $20,601 which were not incurred last year.

Net Loss for the six months ended June 30, 2002 was ($842,547), compared to a net loss of ($182,841) for the similar period in 2001. The principal reasons for this are a write off of deferred income tax assets that were previously recognized for the loss carry forward of taxes plus a charge for the impairment as described above, along with management, legal and professional fees as described.

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

Going Concern. As of June 30, 2002 the company had a stockholders' deficit of ($662,452). The financial statements therefore have been prepared on a going concern basis as explained in Note 3 to the Financial Statements.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES.

In April 2002, the Company issued 20,000,000 shares of its common stock to purchase all of the issued and outstanding shares of Cyper. The shares bear a restricted legend and were issued in reliance on the exemption from registration provided by Regulation S.

In May 2002, the Company issued 400,000 shares to John Chung in consideration for $20,000 cash. The shares bear a restricted legend, and were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Regulation S. Mr. Chung subsequently became a director of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

The Company has identified short swing profits in the amount of $400.00 incurred by John Chung, a director, as a result of purchases and sales of the Company's securities made within a 6 month period. Mr. Chung has since provided the Company with a check to cover the short swing profits.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

None.

Reports on Form 8-K
1

Form 8-K filed on May 7, 2002 and amended on May 17, 2002 by Form 8K/A reporting on the Share Exchange Agreement with Cyper Entertainment Inc. including financial statements of Cyper Entertainment Inc.

2	Form 8-K filed on June 12, 2002 reporting on the resignations of former directors and officers and appointment of new directors and officers.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION
Date: August 20, 2002	/s/ Marc Hazout
By: Marc Hazout, President and Chief Executive Officer

/s/ Jason Chung By: Jason Chung, Chief Financial Officer