Form 10QSB
period 2002-09-30
AMERICAN ENTERTAINMENT & ANIMATION CORP
filed 2003-06-06
CIK 1017290

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

8500 Leslie Street, Suite 500

Thornhill, Ontario L3T 7M8

(Address of Principal Executive Offices)

(905) 731-9775

(Issuer's telephone number)

7270 Woodbine Avenue, Suite 200

Markham. Ontario L3R 4B9

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,198,649 shares of its Common Stock, $0.0001 par value, as of September 30 2002.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

[A DEVELOPMENT STAGE COMPANY]

FORM 10-QSB REPORT INDEX
Page No.
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Unaudited Consolidated Balance Sheet as of September 30, 2002	3
Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001, and for the Period From June 15, 1996 [Inception] to September 30, 2002	4
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001, and for the Period From June 15, 1996 [Inception] to September 30, 2002	5
Notes to Consolidated Financial Statements for the Period Ended September 30, 2002	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	9
Item 3. Controls and Procedures
PART II. OTHER INFORMATION	10
Item 1. Legal Proceedings	10
Item 2. Changes in Securities	10
Item 3. Defaults on Senior Securities	10
Item 4. Submission of Matters to a Vote of Security Holders	10
Item 5. Other Information	11
Item 6. Exhibits and Reports on Form 8-K	11
Signatures	11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

[A DEVELOPMENT STAGE COMPANY]

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2002

[UNAUDITED]
ASSETS
CURRENT ASSETS
Accounts receivable	$ 2,295
Prepaid expenses	720
Total Current Assets	3,015

TOTAL ASSETS	$ 3,015

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$ 1,350
Accounts payable and accrued expenses	127,136
Accrued officer compensation	52,500
Advances payable - related parties	117,500
Total Current Liabilities	298,486

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, None issued and outstanding	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 14,198,649 shares issued and outstanding	1,420
Additional paid-in capital	1,126,298
Deficit accumulated during development stage	(1,423,063)
Other Comprehensive income:
Cumulative translation adjustment	(126)
TOTAL STOCKHOLDERS' DEFICIT	(295,471)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 3,015

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

[A DEVELOPMENT STAGE COMPANY]

CONSOLIDATED STATEMENTS OF OPERATIONS

[UNAUDITED]

	For the nine months ended September 30,		For the three months ended September 30,		For the period from June 15, 1996 [Inception] to
	2002	2001	2002	2001	September 30,2002

NET REVENUES	$ -	$ -	$ -	$ -	$ 64,888

COST OF REVENUES	-	-	-	-	74,482

GROSS LOSS	___________-	__________-	__________-	__________-	_______(9,594)

OPERATING EXPENSES
Legal and professional fees	41,710	66,485	21,109	12,735	315,937
Management and directors' fees	82,000	-	52,500	-	391,588
Consulting expense	14,301	-	12,301	-	168,750
Advertising expense	2,969	-	984	-	45,104
General and administrative	27,051	188,138	20,602	44,041	325,166
TOTAL OPERATING EXPENSES	168,031	254,623	107,496	56,776	1,246,545

LOSS FROM OPERATIONS	(168,031)	(254,623)	(107,496)	(56,776)	(1,256,139)

OTHER INCOME (EXPENSES)
Interest income - related parties	1,315	8,215		812	15,905
Interest expense - related parties	(997)	(3,862)		(2,110)	(8,422)
Settlement of Cyper reverse acquisition	(80,000)		(80,000)		(80,000)
Loss on disposal of asset	(6,160)	-		-	(15,371)
Other (expense) income	(16,167)	100	(294)	-	(79,036)
TOTAL OTHER EXPENSES	(102,009)	4,453	(80,294)	(1,298)	(166,924)

NET LOSS	(270,040)	(250,170)	(187,790)	(58,074)	(1,423,063)

Net loss per common share - basic and diluted	$ (0.02)	$ (0.04)	$ (0.01)	$ (0.01)

Weighted average number of common shares issued	11,392,494	6,251,733	14,198,649	6,578,566

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

[A DEVELOPMENT STAGE COMPANY]

CONSOLIDATED STATEMENTS OF CASH FLOWS

[UNAUDITED]
	For the nine months ended September 30,		For the period from June 15, 1996 [Inception] to
	2002	2001	September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (270,040)	$ (250,170)	$ (1,423,063)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	3,479	41,487
Writedown of assets	6,160	5,111	94,286
Loss on disposal of assets	-	-	9,211
Write-off inventory	-	-	19,169
Settlement of Cyper reverse acquisition	80,000		80,000
Settlement of debt, net	-	-	(19,052)
Stock issued for services	87,385	75,400	368,162
(Increase) decrease in:
Accounts receivable	(2,295)	(2,025)	(2,295)
Advances receivable - related parties	47,823	(43,923)	(474)
Inventories	-	(8,262)	(28,510)
Prepaid expense	(720)	820	(720)
Increase (decrease) in:
Accounts payable and accrued expenses	(18,621)	111,805	135,309
Advances payable - related parties	58,303	17,407	155,253
Income taxes payable	-	(800)	-
Net Cash Provided by [Used] in Operating Activities	40,495	(91,158)	(518,737)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	-	-	(21,221)
Proceeds from sale of equipment	-	500	500
Acquisition of property and equipment	-	(1,351)	(45,730)
Net Cash Used in Investing Activities	_____________-	________(851)	____________(66,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of notes payable	-	(16,419)	3,581
Proceeds from issuance of notes payable	-		(21,507)
Payments for settlement of Cyper reverse acquisition	(62,500)		(62,500)
Cash overdraft	1,350	(13,899)	1,350
Proceeds from subscription receivables - net			124,748
Proceeds from issuance of common stock - net	20,000	124,748	539,516
Net Cash [Used] in Provided By Financing Activities	(41,150)	94,430	585,188

Net increase (decrease) in Cash	(655)	2,421	-
Cash - beginning of period	655	107	-
Cash - end of period	$ -	$ 2,528	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

Notes to the Consolidated Financial Statements for the Three Months Ended and Nine Months Ended September 30, 2002

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of American Entertainment and Animation Corp., Inc. and Subsidiary ("the Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all the information and notes required by generally accepted accounting principals in the United States of America for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results for a full year. The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-KSB for the year ended December 31, 2001. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated.

NOTE 2 - STOCK ACQUISITION AND DIVESTITURE

On April 22, 2002, the Company issued 20,000,000 shares of common stock in exchange for 100% of the outstanding common stock of Cyper Entertainment, Inc. ("Cyper"), a company located in Seoul, Korea. Cyper is a 3D Digital Animation Production company providing services to the television, commercial and film industries. For accounting purposes, the acquisition was recorded as a recapitalization of Cyper, with Cyper as the acquirer.

On September 4, 2002, the Company rescinded the acquisition of Cyper as a result of Cyper's failure to perform its obligation to provide the Company with certain funding in order to comply with its reporting obligations as a public company. As a result of the rescission, the 20,000,000 shares of common stock of the Company were cancelled. For the three and nine month periods ended September 30, 2002, the financial statements reflect the results of operations of the Company only [See Note 9].

NOTE 3 - GOING CONCERN

The Company's financial statements for the three and nine months ended September 30, 2002 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss of approximately $270,000 and $188,000 for the nine and three months ended September 30, 2002, respectively, and has accumulated losses since inception of approximately $1,423,000. In addition, the Company has a working capital deficiency of approximately $295,500 at September 30, 2002. The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable, adequate financing. Management has discussed the necessity to raise additional financing in order to cover past expenses as well as to finance future operations. The Company's plans to alleviate this matter are to obtain additional equity financing and the acquisition of venture capital. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - INCOME TAXES

For the nine months ended September 30, 2002, the deferred tax asset of approximately $739,000 generated by net operating losses has been offset by a valuation allowance of a like amount, as the Company believes that it is more than likely than not that the losses will not be utilized.

NOTE 5 - LOSS PER SHARE

Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the antidilutive effect of the assumed exercise of outstanding common stock equivalents at September 30, 2002, loss per share does not give effect to the exercise of these common stock equivalents in the current reporting period, but they may dilute earnings per share in the future. For the nine and three months ended September 30, 2002 and 2001, respectively. The amount of options or warrants were nil.

NOTE 6 - LITIGATION

In the normal course of its operations, the Company has been or, from time to time, may be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or result of operations. [See Note 10]

NOTE 7 - RELATED PARTIES

Advances payable - related parties consist of advances received from officers and shareholders of the Company. None of the advances have a stated maturity date or interest rate.

NOTE 8 - STATEMENTS OF CASH FLOWS AND SUPPLEMENTAL DISCLOSURES

During the nine months ended September 30, 2002 the Company issued approximately 486,100 shares of its common stock in lieu of $57,200 cash, for the settlements of related party advances and payables.

For the nine months ended September 30, 2002, there were no cash payments for income taxes and approximately $8,200 cash paid for interest expense by the Company which were accrued for in the prior periods.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In July of 2002 the Company entered into an employment agreement with an officer of the Company. The agreement provides for an annual salary of approximately $252,000. During the three months ended September 30, 2002, $52,500 is included in the statement of operations, in management and director fees.

NOTE 10 - SUBSEQUENT EVENTS

On March 7, 2003, the Company commenced proceedings in the Court of Chancery in the State of Delaware for a declaration that the agreement to acquire the shares of Cyper was validly rescinded and that the 20,000,000 common shares issued pursuant to the transaction were validly cancelled.

On April 28, 2003, the Company reached a settlement with the former shareholders of Cyper. The shareholders of Cyper agreed to accept cash of $20,000, marketable securities with a fair market value of approximately $42,500, and 250,000 common shares of the Company to confirm that the 20,000,000 common shares were effectively cancelled. The cash and marketable securities were loaned to the Company by a shareholder to satisfy the terms of the settlement. The settlement generated a total cost of approximately $80,000 to the Company, which has been recorded in the September 30, 2002 statement of operations.

On May 22, 2003 the Company signed a letter of intent with Words and Pictures Production Inc. a Florida based company to acquire the intellectual and property rights and to co produce a full-length 3D animated feature film.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and September 30, 2001

Net sales were $0 for both the quarters ended September 30, 2002 and September 30, 2001. The reason for the lack of sales in 2002 is a result of the rescission of the acquisition of Cyper Entertainment Inc. ("Cyper") on September 4, 2002. While management had expected revenues to be generated by Cyper, when Cyper failed to perform its obligations to, among other things, provide funding to the Company, management terminated the transaction and cancelled the 20 Million shares of the Company which were issued in consideration in the transaction.

Total operating expenses for the Company increased by $50,720 over the same period last year to $107,496, which is approximately 90% percent above the amount of $56,776 of operating expenses for the quarter ended September 30, 2001. The principal reason for this increase was the addition of management and directors' fees of approximately $52,500 during this period in 2002. [See Note 9 to the financial statements]

Net loss for the quarter ended September 30, 2002 was ($187,790), compared to a net loss of ($58,074) for the similar period in 2001. The principal reason for this difference was the payment of cash and stock valued at approximately $80,000 for the settlement of the rescission of the acquisition of Cyper as well as the addition of management and directors' fees as stated above. [See Notes 9 and 10 to the financial statements]

Nine Months Ended September 20, 2002 and September 20, 2001

Net sales were $0 for both nine-month periods ended September 30, 2002 and September 30, 2001.

Total operating expenses for the Company decreased by $86,592 over the same period last year from $254,623 for the ninth months ended September 30, 2001 to $168,031 for the nine month period ending September 30, 2002. The principal reasons for this decrease are a decrease in legal and professional fees by approximately $25,000 over the same period in 2001, as well as a decrease in General and Administrative expenses over the period in 2001.

Net loss for the nine months ended September 30, 2002 was ($270,040) compared to a net loss of ($250,170) for the same period last year. The principal reasons for is the combined impact of the factors discussed immediately above.

LIQUIDITY AND CAPITAL RESOURCES

The Company will need additional capital in order to continue its attempt to acquire viable businesses and properties as well as to finance the administrative costs including but not limited to legal and accounting fees. The Company's management is seeking additional capital however, there is no assurance that this needed capital can be raised, or raised on terms acceptable to the Company.

GOING CONCERN

As of September 30, 2002 the Company had a stockholders' deficit of ($295,471). The financial statements therefore have been prepared on a going concern basis as explained in Note 3 to the Financial Statements.

Item 3. Controls and Procedures.

The Company believes that it has sufficient internal controls and procedures for a company that is not engaged in active operations. When and if the Company acquires or commences active operations, the Company anticipates instituting internal controls and procedures sufficient for the nature and scale of operations at that time.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

In April 2002, the Company issued 20,000,000 shares of its common stock to purchase all of the issued and outstanding shares of Cyper.

On September 4, 2002, the Company rescinded the acquisition of Cyper as a result of Cyper's failure to perform its obligation to provide the Company with certain funding in order to comply with its reporting obligations as a public company. As a result of the rescission, 20,000,000 shares of common stock of the Company which were issued in consideration for the shares of Cyper have been cancelled, thereby reducing the total number of issued and outstanding shares to 14,198,649.

On April 5, 2002, 400,000 shares of the Company's common stock were issued to John Hyoki Chung in consideration of $20,000.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On September 4, 2002, following the termination of the acquisition of Cyper and the corresponding cancellation of the shares issued to the Cyper shareholders, a special meeting of the shareholders was called in order to deal with the election of directors and officers of the Company. Shareholders holding 62% of the shares of the Company were present and the following actions were undertaken:

  Duk Jin Jang was removed as director and Chairman of the Company;

  Hyoki Chung was removed as director of the Company;

  Jason Chung was terminated as director and Chief Executive Officer of the Company; and

  Pierre Quilliam was elected to the Board of Directors and appointed Chairman of the Company.

Item 5. Other Information.

The Company's head office address has been changed to 8500 Leslie Street, Suite 500, Thornhill, Ontario, Canada, L3T 7M8.

Pierre Quilliam resigned as Chairman and Director of the Company on September 21, 2002.

Item 6. Exhibits and Reports on Form 8-K.

a) Exhibits
Exhibit Number	Description and Incorporation by Reference
99	Certifications of Marc Hazout

b) Reports on Form 8-K

A Form 8-K was filed on September 10, 2002 reporting on the rescission of the acquisition of Cyper Entertainment Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION
Date: June 4, 2003	/s/ Marc Hazout
By: Marc Hazout, President and Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

SEC RELEASE NO. 33-8124

I, Marc Hazout, President and Chief Executive Officer of the Company, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of American Entertainment and Animation Corp.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: June 6, 2003	/s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer