Form 10KSB
period 2002-12-31
AMERICAN ENTERTAINMENT & ANIMATION CORP
filed 2003-11-18
CIK 1017290

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number 0-29657

AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION

(Name of small business issuer in its charter)

Delaware	33-0727323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8500 Leslie Street, Suite 500

Thornhill, Ontario, Canada L3T 7M8

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (905) 731-9775

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $0.0001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of November 11, 2003 was $115,021 based upon the closing bid price of $0.021 per share as reported by the trading and market services of the Pink Sheets, LLC.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of November 11, 2003, the Registrant had 22,116,515 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology is intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company may participate; competition within the Company's chosen industry, including competition from much larger competitors; technological advances and failure by the Company to successfully develop business relationships.

PART I

Item 1. Description of Business

Corporate History

American Entertainment and Animation Corporation, f/k/a American Electric Automobile Company, Inc. (the "Company") was formed in the State of Delaware on May 9, 1996.

Electric Car Operations

The Company was originally formed to go into the business of developing and marketing electric automobiles. On June 15, 1996 the Company acquired all of the outstanding stock of California Electric Automobile Co., Inc. ("CEAC"), a California corporation formed on November 14, 1995, in consideration for 1,050,000 shares of the Company's common stock. Of the 1,050,000 shares, 900,000 were held in escrow pending the exercise of CEAC's option to purchase the assets and business of San Diego Electric Automobile Company ("SDEAC"). On October 17, 1996 the Company exercised its option to purchase the assets and business of SDEAC. The purchase price was the 900,000 shares of AEAC's common stock held in escrow from the previous acquisition of CEAC.

Chinese Electric Automobile Operations

On May 18, 1996, the Company entered into an agreement with China Electric Automobile Company of Hong Kong, Ltd. ("CEHK") in which each exchanged approximately 5% of their outstanding common stock for the other company's stock. The object of the relationship was the pursuit of business opportunities and product development using the company's combined resources. On February 12, 1997, the Company entered into an agreement with CEHK to form a joint venture named American Electric Automobile Company (Asia), Inc. ("AEAA"), a California corporation, to engage in various electric vehicle related businesses, including design, production and trading in electric vehicles and related parts. The Company received forty-five percent of the ownership of AEAA and CEHK received the remaining fifty-five percent ownership.

On January 31, 2001, the Company sold its interest in AEAA to Edward F. Myers for $100. Mr. Myers was the former Chairman of the Company. After careful consideration, the Board of Directors of the Company decided that it would be in the Company's best interest to discontinue its investment into Asia. The inherent risks involved in doing business in China, the difficulty in monitoring the situation, as well as the continued monetary investment into Asia that would have been required led the Board to the decision to discontinue its investment in Asia.

Investment by Bisell Investments, Inc.

Originally, the Company was unsuccessful in its electric automobile business. As a result, on August 23, 2000, the Company entered into a Letter Agreement under which it agreed to issue 3,250,000 shares of restricted common shares to Bisell Investments Inc. ("Bisell") for a total investment of $275,000. On September 13, 2000 pursuant to the August 23, 2000 Letter of Agreement, the Company accepted the resignations of Edward F. Myers, Betty N. Myers and Gary Degano as directors and officers. The Company then appointed Pierre Quilliam as a director, President and CEO; Stephen M. Cohen as director, Secretary and Treasurer; and Denise Quilliam as a director. Edward F. Myers, Betty N. Myers and Gary Degano remained as officers and directors of CEAC until they resigned on February 16, 2001. On that date Pierre Quilliam was appointed Chairman of CEAC, Stephen M. Cohen was appointed Secretary and Treasurer and Glenn Roach was appointed President and elected to the Board of Directors of CEAC.

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

Cyper Entertainment, Inc.

On February 28, 2002, the Company entered into an agreement to purchase 100% of the shares of Cyper Entertainment Inc. ("Cyper"), a Korean corporation (the "Acquisition Agreement") in consideration for 20,000,000 shares of restricted common stock of the Company. Cyper was in the business of manufacturing and distributing 3D digital animation, multi-media and entertainment related products. On April 17, 2002, the Company completed the acquisition of Cyper.

On May 31, 2002, the Company accepted the resignations of Pierre Quilliam, Stephen Cohen and Denise Quilliam as Directors and Officers of the Company. Simultaneously, the Company appointed Duk Jin Jang, Marc Hazout, Jason Chung and John Chung to the Board of Directors. Mr. Jang was named Chairman, Mr. Hazout was named President and CEO, and Jason Chung was named Chief Financial Officer and Treasurer. Messrs. Jang, Chung and Chung were appointed by the shareholders of Cyper. Mr. Hazout was appointed by the former controlling shareholders of the Company.

On July 16, 2002, the Company amended its Certificate of Incorporation to increase the number of shares of common stock that it is authorized to issue to 150,000,000, and to change its name to "American Entertainment and Animation Corporation."

The Acquisition Agreement provided that Cyper and its controlling shareholders were obligated to provide funds for the Company's administration, as well as auditing and legal fees, and further provided that the Company had a right to rescind the transaction in the event of a default by Cyper and its controlling shareholders. On September 4, 2002, Mr. Hazout, acting on behalf of the Company, notified Cyper that the Agreement was terminated and rescinded due to Cyper's defaults, as well as based on certain misrepresentations made by Cyper in connection with the Acquisition Agreement. As a result of the termination, Mr. Hazout requested that the Company's transfer agent cancel the 20,000,000 shares issued to Cyper's shareholders, and removed the directors appointed by Cyper under the authority granted in the Acquisition Agreement. Mr. Hazout then appointed Pierre Quilliam to the Board of Directors and named him Chairman of the Company. On September 21, 2002, Pierre Quilliam resigned as director and Chairman of the Company.

On March 7, 2003, the Company filed an action in the Court of Chancery in the State of Delaware for a declaration that the agreement to acquire the shares of Cyper was validly rescinded and that the 20,000,000 common shares issued pursuant to the transaction were validly cancelled. On April 28, 2003, the Company reached a settlement with the shareholders of Cyper, who agreed to accept $20,000 cash, marketable securities in an unrelated company with a fair market value of approximately $42,500, and 250,000 common shares of the Company in full settlement and satisfaction of any claim to the 20,000,000 shares originally issued to them under the Acquisition Agreement. The cash and marketable securities in the unrelated company were loaned to the Company by Marc Hazout.

Art and Film Business

On December 3, 2002, the Company purchased from Tempest Artwork Ltd. the exclusive option to acquire the rights to produce a feature film or television production based on the original portrait of William Shakespeare by John Sanders. The purchase price of the option was $60,000, and was for a period of one year. The option price is $30,000 plus royalties on various revenue streams that would be derived from the final production. At this time, the Company does not have funding to produce the final production, and accordingly has no plans to exercise the option at this time.

On May 28, 2003, the Company signed a letter of intent with Words and Pictures Productions, Inc. to co-produce a full-length 3D animated feature film based on the Uncle Mugsy animated character. To date, the Company has not signed a formal contract relating to the subject matter of the letter of intent.

The Company continues in its attempts to acquire another suitable business. However, there is no assurance that the Company will be successful in raising capital or in locating a suitable acquisition candidate, or that the terms of any such transaction will be favorable to existing shareholders.

Competition

The Company is and will continue to be a limited competitor in the business of seeking business opportunities with private companies. A large number of established and well-financed entities, including venture capital and management buyout firms, are active in mergers and acquisitions of companies that may be desirable business opportunity candidates for us. Nearly all such entities have significantly greater experience and financial resources, technical expertise and managerial capabilities than us. Consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business opportunity.

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

Employees

The Company has no full or part-time employees, other than Marc Hazout, the Company's sole officer and director. Mr. Hazout is employed pursuant to an Employment Agreement. Because the Company is not in active operations at this time, Mr. Hazout only devotes part-time to the performance of services for the Company on an as-needed basis.

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

CONFLICTS OF INTEREST - GENERAL. The officers and directors are associated with other firms and are involved in a range of business activities that may have business dealings with the Company at some point in time. Due to these affiliations and the fact that some officers are expected to devote only a portion of their time to the business of the Company, there are potential inherent conflicts of interest in their acting as directors and as officers. Each of the officers and directors is or may become an officer, director, controlling shareholder, partner or participant in other entities engaged in a variety of businesses. These existing and potential conflicts of interest are irreconcilable and could involve the participating officers and directors in litigation brought by the Company's shareholders or by the shareholders of other entities with which the officers and directors are currently, or may become, affiliated. To help alleviate this position somewhat, management has adopted a policy of full disclosure with respect to business transactions with any entity in which any or all of the officers or directors are affiliated, either directly or indirectly. An officer or director may continue any business activity in which such officer or director engaged prior to joining the Company.

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

Item 2. Description of Property

The Company subleases space at 8500 Leslie Street, Suite 500, Markham, Ontario, Canada, for its corporate offices. The Company pays $2,800 per month plus applicable taxes.

Item 3. Legal Proceedings

The Company was not the subject of any pending or threatened legal proceedings as of November 11, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4.

PART II

Item 5. Market for Common Equity and Other Shareholder Matters

The Company's common stock is registered with the United States Securities and Exchange Commission under section 12(g) of the Securities Exchange Act of 1934. The Company's stock is traded on the Pink Sheets under the symbol "AEAN." From January 1, 2001 to July 16, 2002, the Company's common stock traded under the symbol "AEAC." On or about July 16, 2002, the Company's trading symbol changed as a result of the change in the Company's name its current name.

The following table summarizes the low and high prices for the company's common stock for each of the calendar quarters for the fiscal years ended December 31, 2001 and 2002.
	2001		2002
	High	Low	High	Low
First Quarter	0.10	0.03	0.06	0.02
Second Quarter	0.27	0.03	0.56	0.05
Third Quarter	0.08	0.02	0.16	0.02
Fourth Quarter	0.05	0.05	0.085	0.01

The high and low quotes on the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There were 76 shareholders of record of the common stock as of December 31, 2002. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2001 or 2002.

During the fourth quarter of 2002, the Company issued 2,233,333 shares of common stock to its sole officer and director in consideration for $47,000. The shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operation

During the years ended December 31, 2002 and 2001, the Company did not have any revenues.

During the years ended December 31, 2002 and 2001, the Company incurred operating expenses of $409,144 and $314,352, respectively. The Company incurred higher operating expenses in 2002 as compared to 2001 as a result of increased corporate activity resulting from the Company's agreement to acquire Cyper and subsequent rescission of the agreement.

During the years ended December 31, 2002 and 2001, the Company incurred net other income (expense) of ($101,730) and ($6,025), respectively. The significant increase in other expense in 2002 as compared to 2001 was the result of a one-time charge of $80,000 taken in connection with the Company's settlement of claims arising out of its agreement to acquire Cyper and subsequent rescission.

During the years ended December 31, 2002 and 2001, the Company reported a net loss of ($570,874) and ($339,546), respectively.

Liquidity and Capital Resources

As of December 31, 2002, the Company had no cash, current assets of $10,885 and current liabilities of $312,907, for a working capital deficit of ($302,022). Included in current liabilities are accounts payable and accrued expenses of $196,343 and accrued compensation to the Company's sole director and officer of $115,500. The Company is currently dependent on loans from its sole director and officer to pay routine expenses, and the issuance of its common stock to satisfy expenses.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a large net operating loss in the year ended December 31, 2002, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are attached hereto as Exhibit A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On August 31, 2001, the Board of Directors of the Company elected to terminate Weinberg and Company, P.A. ("Weinberg") as its independent auditors, and to retain Moore Stephens, P.C. ("Moore") as its independent auditors. Weinberg's report for the year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles, other than the qualification of the financial statements as having been prepared on a going concern basis. For the fiscal years ended December 31, 2000 and 1999, and the interim period from January 1, 2001 to August 31, 2001, the date the relationship ended, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. The Company has authorized Weinberg to respond fully to the inquiries of the successor accountant concerning its dismissal. Prior to retaining Moore, the Company did not consult with Moore regarding the application of accounting principles as to a specified or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

On October 31, 2003, the Board of Directors of the Company elected to terminate Moore as its independent auditors, and to retain Moore Stephens Cooper Molyneux LLP ("MSCM") as its independent auditors. The Company terminated Moore because its application for approval by the Public Company Accounting Oversight Board had not been approved, and therefore it was unable to sign the Company's audit reports. Moore's report for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles, other than the qualification of the financial statements as having been prepared on a going concern basis. For the fiscal year ended December 31, 2001, and the subsequent periods preceding December 31, 2002, there were no disagreements with Moore on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. The Company has authorized Moore to respond fully to the inquiries of the successor accountant concerning its dismissal. Prior to retaining MSCM, the Company did not consult with MSCM regarding the application of accounting principles as to a specified or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information concerning directors, executive officers and key employees of the Company:
Name	Age	Position
Marc M. Hazout	38	President, Chief Executive Officer and Director

The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies. No date for the annual meeting of stockholders is specified in the Company's bylaws or has been fixed by the Board of Directors. Pursuant to the Company's bylaws, the date of the annual meeting is to be determined by the current Board of Directors. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

During 2002, the Board of Directors held 11 meetings.

The following information sets forth the backgrounds and business experience of the directors and executive officers:

Marc M. Hazout has been President, Chief Executive Officer and a director of the Company since June 1, 2002. From 1985 to 1987, Mr. Hazout was the Canadian licensee and franchisee for a multinational clothing manufacturer and retailer. From 1987 to 1991, Mr. Hazout established a private label apparel manufacturing and retailing company. From 1991 to 1998, Mr. Hazout developed, owned and operated entertainment complexes in Toronto. Mr. Hazout attended The Canadian Securities Institute from 1998-2000 and in 1999 worked as an equity trader for Swift Trade Securities Inc. in Toronto. Since 1998, Mr. Hazout has been President and C.E.O. of Travellers International Inc., an investment and merchant banking firm headquartered in Toronto. Mr. Hazout studied International Relations and Economics at York University in Toronto from 1983 to 1985. Mr. Hazout completed the Real Estate Licensing Course at Humber College in Toronto in 1984.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2002, Marc Hazout failed to file a Form 4 or 5 reporting his disposition of 1,000,000 shares of common stock in April 2002 or his acquisition of 2,233,333 shares of common stock acquired in late 2002. Mr. Hazout is filing a Form 5 to report the transactions.

Stephen Cohen failed to file a Form 4 or 5 reporting his acquisition of shares resulting from the exercise of options and for management services rendered, and his disposition of certain of those shares. Mr. Cohen is filing a Form 5 to report the transactions.

Denise Quilliam failed to file a Form 4 or 5 reporting her acquisition of shares resulting from the exercise of options and for director's services rendered.

Pierre Quilliam failed to file a Form 4 or 5 reporting his acquisition of 1,000,000 shares of common stock in February 2002.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the Company's Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table
		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Other annual compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#) (1)

Marc Hazout, CEO, Director	2002 2001 2000	115,500 -- --	17,010 -- --	-- -- --	-- -- --

Pierre Quilliam, CEO, Director (2)	2002 2001 2000	-- -- --	-- -- --	39,150 -- --	750,000 700,832 154,000

Stephen Cohen, Secretary, Director (2)	2002 2001 2000	-- -- --	-- -- --	6,000 -- --	750,000 700,832 154,000

Edward Myers, Chairman	2002 2001 2000	-- -- --	-- -- --	-- -- 35,417	-- -- --

Gary DeGano, Secretary, Director	2002 2001 2000	-- -- --	-- -- --	-- -- 8,750	-- -- --

Glenn Roach, President of CEAC	2002 2001 2000	-- -- --	-- -- --	-- 37,500 --	-- -- --

(1) The securities underlying these options are the shares of the Company's Common Stock, $0.0001 par value.

(2) Messrs. Quilliam and Cohen's compensation for 2001 and 2000 has been restated from the amounts previously reported to reflect the rescission of restricted shares issued for management services in 2000 and 2001, and the replacement of those shares with warrants to purchase shares of common stock. See Certain Relationships and Related Transactions.

Option/SAR Grants in Last Fiscal Year
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year (1)	Exercise Price or Base Price ($/Sh)	Expiration Date
Pierre Quilliam	154,000	5%	$0.05	January 2, 2006
Pierre Quilliam	233,332	7%	$0.03	April 1, 2006
Pierre Quilliam	187,500	6%	$0.04	July 1, 2006
Pierre Quilliam	280,000	9%	$0.025	October 2, 2006
Pierre Quilliam	750,000	23%	$0.02	March 25, 2007
Stephen Cohen	154,000	5%	$0.05	January 2, 2006
Stephen Cohen	233,332	7%	$0.03	April 1, 2006
Stephen Cohen	187,500	6%	$0.04	July 1, 2006
Stephen Cohen	280,000	9%	$0.025	October 2, 2006
Stephen Cohen	750,000	23%	$0.02	March 25, 2007

(1) The warrants were issued on April 2, 2002 in replacement of restricted shares with an equal value that were issued in 2001 and 2002. See Certain Relationships and Related Transactions.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Options/SARs at Fiscal Year End (#)	Value of Unexercised in the Money Options/SARs at Fiscal Year End ($)
Pierre Quilliam	1,516,432	$716,756	0	0
Stephen Cohen	1,516,432	$716,756	0	0

(1) Messrs. Quilliam and Cohen each exercised 1,604,832 options to purchase common stock with a weighted average exercise price of $0.0275 per share. The options were exercised on a cashless basis while the common stock had a market value of $0.50 per share, which resulted in payment of the options consideration by the cancellation of 88,400 options.

Employment Agreements

On July 10, 2002, the Company entered into an Employment Agreement with Marc Hazout. The Employment Agreement provides that Mr. Hazout shall be employed by the Company for a term of three years, and is entitled to a base salary of $252,000 per year. Mr. Hazout is also entitled to a commission on sales generated by him consistent with the Company's commission policy for all sales personnel. Further, he is entitled to 8 weeks paid holiday and 14 personal days, sick leave, medical and group insurance, participation in pension or profit sharing plans of the Company, and a car allowance of up to $3,000 per month. In the event of a termination of the Employment Agreement without cause by the Company, he will be entitled to severance equal to 100% of his remaining base salary under the Employment Agreement, plus an amount equal to 100% of the base salary plus full medical coverage for 12 months following the termination date. The Employment Agreement contains provisions prohibiting him from competing with the Company or soliciting customers or employees from the Company for a period of one year following the termination of his employment.

Compensation of Directors

The Company's past policy has been to pay its non-management directors $500 in restricted common stock for each board meeting attended. In addition, directors are reimbursed for any reasonable expenses incurred in the connection with attendance at board or committee meetings or any expenses generated in connection with the performance of services on the behalf of the Company. The Company currently has only one director, who is also the chief executive officer of the Company. The Company is currently exploring acquisition possibilities. The Company anticipates that its policy on director compensation will change when and if it makes a material acquisition.

The Company does not have an audit, compensation or nominating committee of its Board. During the 2002 fiscal year, the Company issued 40,833 restricted shares to one non-management director for director services. The Company later replaced 33,333 of the shares issued for director services in 2002 with an option to purchase 50,000 shares of common stock at $0.02 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of October 17, 2003, with respect to the beneficial ownership of the Company's Common Stock by (i) each executive officer and director of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) any person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Marc Hazout (2) 8500 Leslie Street, Suite 500 Thornhill, Ontario L3T 7M8	10,865,833	49.1%

Pierre Quilliam (3) 3630 Edenbourgh Pl. Marietta, GA 30066	5,773,506	26.1%

Officers and Directors	10,865,833	49.1%

(1) Based on 22,116,515 shares issued and outstanding as of November 11, 2003.

(2) Based on 10,865,833 shares owned by Travellers International, Inc., a company owned by Mr. Hazout.

(3) Based on 2,728,850 shares owned by Mr. Quilliam, 97,916 shares owned by his wife, and 2,946,740 shares owned by Bisell Investments, Inc., a company owned by Mr. Quilliam.

Equity Compensation Plan Information

The following table provides information as of December 31, 2002 about our compensation plans under which shares of stock have been authorized:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders:
None	--	--	--
Equity compensation plans not approved by security holders:
2002 Employee, Consultant and Advisor Stock Compensation Plan	4,000,000	3,559,580	440,420
2002 Stock Option Plan	4,000,000	0	4,000,000
Total	8,000,000	3,559,580	4,440,420

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pierre Quilliam, Denise Quilliam and Stephen Cohen

As of December 31, 2001, the Company had been invoiced for administration and bookkeeping services from 87807 Canada Ltd. and Bisell Investment Group Inc. in the amount of $27,994.62. 87807 Canada Ltd. is controlled by Denise Quilliam and Bisell Investment Group, Inc. is controlled by Pierre Quilliam. On May 13, 2002, the Company issued 116,118 shares of its common stock to Pierre Quilliam in consideration of $23,223.69 owed to Bisell Investment Group, Inc. and 87807 Canada, Ltd., which was the remaining amount owed on this indebtedness.

During the last two years, the Company issued the following shares of restricted stock to both Pierre Quilliam and Stephen Cohen for management services:

Date of Issuance	No. of Shares	Period of Services	Market Value of Shares
January 31, 2001	77,000	9/13/2000 to 12/31/2000	$7,700
April 2, 2001	116,666	1/31/2001 to 3/31/2001	$7,000
July 2, 2001	93,750	4/1/2001 to 6/30/2001	$7,500
October 4, 2001	140,000	7/1/2001 to 9/30/2001	$7,000
March 26, 2002	500,000	10/1/2001 to 3/31/2002	$15,000
May 13, 2002	30,000	4/1/2002 to 5/31/2002	$6,000

During the last two years, the Company issued the following shares of restricted stock to Denise Quilliam, the wife of Pierre Quilliam, for director services:

Date of Issuance	No. of Shares	Date of Meetings	Market Value of Shares
April 2, 2001	8,333	April 2, 2001	$500
July 2, 2001	6,250	July 2, 2001	$500
October 4, 2001	10,000	October 4, 2001	$500
March 26, 2002	33,333	February 5, 2002 and March 26, 2002	$1,000
May 13, 2002	7,500	February 27, 2002, April 2, 2002 and May 13, 2002	$1,500

On April 2, 2002, the Company rescinded the issuance of 1,912,748 shares of common stock that were issued to Pierre Quilliam, Stephen Cohen and Denise Quilliam in 2001 and 2002, and replaced these with warrants to purchase 3,308,830 of common stock shares. The rescission included 879,415 shares issued in 2001 and 775,000 shares issued in 2002. In each case, the warrant was dated as of the date of the original issuance of shares, was exerciseable for cash or on a cashless basis for five years from the date of the warrant, and bore an exercise price of exactly one-half of the value at which the shares were originally issued. As a result, the value of the warrants equaled the value of the shares originally issued, such that there was no effect on the compensation expense recorded by the Company in 2001 or 2002 from that previously reported. In the second quarter, the holders exercised each of the warrants on a cashless basis based on the current market price of the common stock of $0.50 per share. As a result, Pierre Quilliam and Steve Cohen were issued 1,516,432 shares of common stock, and Denise Quilliam was issued 90,416 shares of common stock. During 2002, the Company issued Pierre Quilliam and Steve Cohen 66,300 shares of common stock as a result of a clerical error. Mr. Cohen returned his shares. Mr. Quilliam's shares have been recorded as compensation expense at their value on the date of issuance.

On February 27, 2002, the Company purchased the rights of Travellers International Inc. pursuant to its letter of intent dated December 31, 2001 with Cyper International Inc. for 4,000,000 restricted shares of common stock of the Company. Travellers International, Inc. then gave 1,000,000 of the shares of common stock to Pierre Quilliam in consideration for services rendered between Mr. Hazout, the owner of Travellers International, Inc. and Mr. Quilliam.

Marc Hazout

On February 27, 2002, the Company purchased the rights of Travellers International Inc. pursuant to its letter of intent dated December 31, 2001 with Cyper International Inc. for 4,000,000 restricted shares of common stock of the Company. Travellers International, Inc. is controlled by Marc Hazout. Mr. Hazout was not a director or officer of the Company as the time of the transaction, but subsequently became a director and officer.

On November 1, 2002, the Company issued Travellers International, Inc. 1,000,000 shares of common stock of the Company in satisfaction of loans to the Company in the amount of $10,000.

On November 6, 2002, the Company issued Travellers International, Inc. 1,233,333 shares of common stock of the Company in satisfaction of loans to the Company in the amount of $37,000.

In December 2002, Mr. Hazout advanced on behalf of the Company $60,000 to enable it to purchase an option to acquire the theatrical rights to feature film or television production based on the original portrait of William Shakespeare by John Sanders.

On April 28, 2003, the Company entered into a settlement agreement to settle disputes regarding the Company's acquisition of Cyper Entertainment, Ltd., and subsequent rescission, in 2002. The Company agreed to pay the shareholders $20,000 cash, transfer shares in an unrelated company with a value of $42,500, and issue the shareholders 250,000 shares of the common stock. Mr. Hazout provided the funds for the settlement, as well as the shares in the unrelated company. The Company issued 1,388,889 shares of common stock of the Company in settlement of the $62,500 provided by Mr. Hazout that have been reflected in the financial statements as at December 31, 2002.

On May 28, 2003, the Company issued Traveller's International, Inc. 3,500,000 shares of the common stock in settlement of payables of $157,500 due to Mr. Hazout, which included $62,500 of the Cyper settlement.

On October 21, 2003, the Company issued Traveller's International, Inc. 2,000,000 shares of the common stock in settlement of payables of $40,000 due to Mr. Hazout.

The Company is currently accruing $2,800 per month to a company controlled by Mr. Hazout for use of office space and administrative services.

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

  The financial statements filed as part of this report are listed separately in the Index to Financial Statements.
Regulation S-B No.	Description
3.1(i)	Articles of Incorporation (1)
3.1(ii)	Amendment to Articles of Incorporation (2)
3.1(iii)	By-Laws (1)
4.1	Instruments defining the rights of holders (1)
11	Statement re: computation of per share earnings (3)
16.1	Letter on change in certifying accountants (4)
16.2	Letter on change in certifying accountants (5)
22	Subsidiaries of the registrant
24	Consent of Moore Stephens Cooper Molyneux, LLP
31	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
32	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Form 10-SB filed on February 23, 2000.

(2) Incorporated by reference from the Form 10-SB/A filed on July 17, 2003.

(3) Included within financial statements attached hereto as Exhibit A.

(4) Incorporated by reference from the Form 8-K/A filed on August 31, 2001.

(5) Incorporated by reference from the Form 8-K filed on November 7, 2001.

(b) Reports on Form 8-K: None

ITEM 14. CONTROLS AND PROCEDURES

The Company believes that it has sufficient internal controls and procedures for a company that is not engaged in active operations. When and if the Company acquires or commences active operations, the Company anticipates instituting internal controls and procedures sufficient for the nature and scale of operations at that time.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION, INC.
Dated: November 12, 2003	/s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: November 12, 2003	/s/ Marc Hazout
Marc Hazout, Director

EXHIBIT A

AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

AMERICAN ENTERTAINMENT AND ANIMATION CORP.

AND SUBSIDIARY

Report of Independent Auditors

To the Board of Directors and Stockholders of

American Entertainment and Animation Corporation

We have audited the accompanying consolidated balance sheet of American Entertainment and Animation Corporation and subsidiary [a development stage company] as at December 31, 2002 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2002 and for the period from June 15, 1996 [inception] to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative data from June 15, 1996 to December 31, 2001. That cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2001, is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Entertainment and Animation Corporation and subsidiary [a development stage company] as of December 31, 2002 and the results of their operations and their cash flows for the year ended December 31, 2002 and for the period from June 15, 1996 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has recurring losses from operations and has a net capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore Stephens Cooper Molyneux LLP

Chartered Accountants

Toronto, Canada

November 12, 2003

American Entertainment and Animation CorpORATION and Subsidiary

[A Development Stage Company]

Consolidated BALANCE SHEET

DECEMBER 31, 2002
ASSETS

CURRENT ASSETS
Prepaid expenses	$ 7,765
Advances receivable - related parties	3,120
Total Current Assets	10,885

TOTAL ASSETS	$ 10,885

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$ 1,064
Accounts payable and accrued expenses	196,343
Accrued officer compensation	115,500

Total Current Liabilities	312,907

COMMITMENTS AND CONTINGENCIES [Note 11]

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding.	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 18,005,404 shares issued and outstanding.	1,801
Additional paid-in capital	1,420,074
Deficit accumulated during development stage	(1,723,897)
TOTAL STOCKHOLDERS' DEFICIT	(302,022)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 10,885

The accompanying notes are an integral part of these consolidated financial statements.

American Entertainment and Animation CorpORATION and Subsidiary

[A Development Stage Company]

Consolidated Statements of Operations
	For the years ended December 31,		For the period from June 15, 1996 [Inception] to
	2002	2001	12/31/02
NET REVENUE	$ -	$ -	$ 64,888

COST OF REVENUES	-	19,169	74,482
Development expense	60,000	-	60,000

GROSS MARGIN	(60,000)	(19,169)	(69,594)

OPERATING EXPENSES
Legal and professional fees	59,209	74,995	333,436
Management and directors' fees - related party	299,000	138,400	608,588
Consulting expense	14,289	5,490	168,738
Advertising expense	4,187	130	46,322
General and administrative	32,459	95,337	336,023
TOTAL OPERATING EXPENSES	409,144	314,352	1,493,107
LOSS FROM OPERATIONS	(469,144)	(333,521)	(1,562,701)
OTHER INCOME (EXPENSES)
Interest income - related parties	1,315	8,251	15,905
Interest expense - related parties	(997)	(4,615)	(8,422)
Settlement with Cyper Entertainment, Inc.	(80,000)	-	(80,000)
Loss on disposal of asset	(6,160)	(9,211)	(15,371)
Loss on investment	-	-	(61,240)
Other (expense) income	(15,888)	(450)	(12,068)
TOTAL OTHER INCOME [EXPENSES]	(101,730)	(6,025)	(161,196)

NET LOSS	$ (570,874)	$ (339,546)	$ (1,723,897)

Net loss per common share - basic and diluted	$ (0.05)	$ (0.05)

Weighted average number of common shares outstanding	12,145,726	6,407,625

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION AND SUBSIDIARY

[A DEVELOPMENT STAGE COMPANY]

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM JUNE 16, 1996 [INCEPTION] TO DECEMBER 31, 2002
	Common Stock		Common Stock To be issued		Additional Paid-in	Accumulated	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit

Issuance of stock to founders for services	55,000	$ 6	-	$ -	$ 159	$ -	$ -	$ 165
Issuance of stock to founder for cash	333,334	33			967			1,000
Issuance of stock for investment in CEHK	50,000	5			37,495			37,500
Issuance of stock to purchase subsidiary	350,000	35			70	(1,060)		(955)
Issuance of stock for cash	13,333	1			9,999			10,000
Net loss, 1996						(14,198)		(14,198)
Balance, December 31,1996	801,667	$ 80	-	$ -	$ 48,690	$ (15,258)	$ -	$ 33,512

Issuance of stock for vehicle	33,333	3			24,997			25,000
Issuance of stock for cash	37,333	4			28,896			28,900
Issuance of stock for services	46,333	5			34,745			34,750
Net loss, 1997						(142,622)		(142,622)
Balance, December 31, 1997	918,666	$ 92	-	$ -	$ 137,328	$ (157,880)	$ -	$ (20,460)

Issuance of stock for vehicle	10,667	1			7,999			8,000
Issuance of stock for cash	58,667	6			49,995			50,001
Net loss, 1998						(54,404)		(54,404)
Balance, December 31, 1998	988,000	$ 99	-	$ -	$ 195,322	$ (212,284)	$ -	$ (16,863)

Issuance of stock for cash	151,918	15			56,759		(4,000)	52,774
Issuance of stock for debt	16,000	2			8,773			8,775
Issuance of stock for services	36,000	3	298,667	30	126,467			126,500
Forgiveness of debt of related party					23,000			23,000
Net loss, 1999						(181,898)		(181,898)
Balance, December 31, 1999	1,191,918	$ 119	298,667	$ 30	$ 410,321	$ (394,182)	$ (4,000)	$ 12,288

Cancel stock returned to company	(10,667)	(1)			(3,999)		4,000	-
Issuance of stock for cash	4,296,666	430			667,070		(278,539)	388,961
Cancel shares for non-payment	(442,433)	(44)			(165,868)		153,791	(12,121)
Issuance of stock for services	653,667	65	(298,667)	(30)	28,365			28,400
Forgiveness of debt reclassification					(23,000)			(23,000)
Net loss, 2000						(419,296)		(419,296)
Balance, December 31, 2000	5,689,151	$ 569	-	$ -	$ 912,889	$ (813,478)	$ (124,748)	$ (24,768)

Shares for services	879,415	88			59,814			59,902
Cash received for subscription receivable							124,748	124,748
Shares issued for Consulting Agreement	300,000	30			29,970			30,000
Other adjustment						1		1
Net loss, 2001						(339,546)		(339,546)
Balance - December 31, 2001	6,868,566	$ 687	-	$ -	$ 1,002,673	$ (1,153,023)	$ -	$ (149,663)

Shares issued for private placement	400,000	40			17,960			18,000
Shares issued for services - related party	1,100,833	110			32,390			32,500
Shares issued for the reverse acquisition of Cyper	20,000,000	2,000						2,000
Shares issued in relation to the reverse acquisition of Cyper	4,000,000	400			119,600			120,000
Shares cancelled in lieu of issuance of warrants for past services rendered	(1,912,748)	(191)			-			(191)
Stock warrants issued for services - related party					31,000			31,000
Stock warrants exercised by management	3,255,880	326						326
Shares issued for the settlement of related party advances	116,118	12			23,212			23,224
Cancellation of shares issued in prior years	(65,467)	(7)			7			-
Shares issued for the settlement of accounts payable for services performed	370,000	37			66,619			66,656
Shares issued for the settlement of related party advances	2,233,333	223			46,777			47,000
Shares rescinded for the cancellation of the reverse acquisition of Cyper	(20,000,000)	(2,000)						(2,000)
Issuance of stock for settlement of Cyper reverse acquisition	250,000	25			17,475			17,500
Shares issued for the settlement of advances made to the Company for the Cyper settlement	1,388,889	139			62,361			62,500
Net loss, 2002						(570,874)		(570,874)
Balance - December 31, 2002	18,005,404	$ 1,801		$ -	$ 1,420,074	$ (1,723,897)	$ -	$ (302,022)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION AND SUBSIDIARY

[A DEVELOPMENT STAGE COMPANY]

CONSOLIDATED STATEMENT OF CASH FLOWS
	For the years ended December 31,		For the period from June 15, 1996 [Inception] to
	2002	2001	12/31/02
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (570,874)	$ (339,546)	$ (1,723,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	4,638	41,487
Impairment of investment	-	-	61,240
Writedown of assets	6,156	14,351	42,253
Writedown of inventory	-	19,169	19,169
Settlement of Cyper reverse acquisition	80,000	-	80,000
Settlement of debt, net	-	550	(19,052)
Stock based on compensation, management fees - related party	183,500	89,901	464,277
(Increase) decrease in:
Advances receivable - related parties	-	(45,571)	(48,297)
Inventories	-	-	(28,510)
Prepaid expense	(720)	6,168	(720)
Other	135		135
Increase (decrease) in:
Accounts payable and accrued expenses	110,854	116,083	264,784
Accrued officer compensation	115,500		115,500
Advances payable - related parties	55,730	41,991	152,680
Income taxes payable	-	(800)	-
Net Cash Used in Operating Activities	(19,719)	(93,066)	(578,951)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	-	-	(21,221)
Proceeds from sale equipment	-	500	500
Acquisition of property and equipment	-	(1,316)	(45,730)
Net Cash Used in Investing Activities	-	(816)	(66,451)

CASH FLOWS FRON FINANCING ACTIVITIES
Payment of notes payable	-	(16,419)	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Cash overdraft	1,064	(13,899)	1,064
Proceeds from subscription receivables - net	-	-	124,748
Proceeds from issuance of common stock - net	18,000	124,748	537,516
Net Cash Provided by Financing Activities	19,064	94,430	645,402

Net increase (decrease) in Cash	(655)	548	-
Cash - beginning of period	655	107	-
Cash - end of period	$ -	$ 655	$ -

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  The Company

  American Entertainment and Animation Corporation ("AEAC") (a development stage company), a Delaware corporation, was incorporated on May 9, 1996. The Company is headquartered in Ontario, Canada and operates primarily in the United States and Canada. On June 15, 1996, AEAC acquired all of the outstanding stock of California Electric Automobile Co., Inc. ("CEAC"), a California corporation incorporated on November 14, 1995 (together the "Company").

  The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. "Accounting and Reporting for Development Stage Companies." To date, the Company has generated minimal sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

  The Company's mission is to create, develop and produce computer animated feature films.

  Cyper Entertainment, Inc.

  On April 22, 2002, the Company issued 20,000,000 shares of common stock in exchange for 100% of the outstanding common stock of Cyper Entertainment, Inc. ["Cyper"], a company located in Seoul, Korea. Cyper is a 3D Digital Animation Production company providing services to the television, commercial and film industries. Cyper was established in January 2000. Cyper's intention was to establish a North American subsidiary whereby it could stage its advance into the North American market. This transaction was subsequently cancelled and the Company rescinded the 20,000,000 shares of common stock.

  Going Concern

  The Company's financial statements as of and for the year ended December 31, 2002 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of approximately $571,000 for the year and has accumulated losses since inception of approximately $1,724,000. In addition, the Company's has a working capital deficiency of approximately $365,000 at December 31, 2002. These factors create an uncertainty about the Company's ability to continue as a going concern. Management's plans to alleviate these factors and allow the Company to continue as a going concern primarily consisting of seeking additional equity investments. The ability of the Company to continue as a going concern is dependent on the success of its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

    Cash and Cash Equivalents

    For purposes of the cash flows statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2002.

    Property and Equipment

    Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally from three to five years. As of December 31, 2002 the Company either disposed of or fully depreciated its property and equipment.

    Income Taxes

    The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Advertising Expense

    Advertising costs are expensed as incurred.

    Loss per share of Common Stock

    Loss per share and common equivalent share are calculated on the basis of weighted average number of common shares outstanding. Due to the antidilutive effect of the assumed exercise of outstanding common stock equivalents at December 31, 2001, loss per share does not give effect to the exercise of these common stock equivalents. As of December 31, 2002, the Company had no common stock equivalents outstanding.

    Impairment

    The Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment.

    In September 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", but retains the basic requirements regarding when and how to measure an impairment loss. SFAS No. 144 applies to long-lived assets to be held or disposed of but specifically excludes certain classes of assets such as goodwill and intangibles not being amortized. The Company does not believe that the adoption of this standard will have a material impact on the Company's financial position or results of operations.

    Stock-based Compensation

    The Company applies the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" for stock options and similar equity instruments (collectively, "options") issued to employees; however, the Company applies the intrinsic value based method of accounting for options issued to employees prescribed by Account Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issues to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the fair value of the equity instruments issued, whichever is more reliably measurable.

    Foreign Currency Transactions

    Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the US dollar are included in the results of operations as incurred. Foreign transaction gains and losses are immaterial.

    Development Expense

Development expenses are charged to the consolidated statement of operations when incurred. The Company considers that uncertainties inherent in the research and development of its animation products preclude it from capitalizing such costs. This treatment includes upfront and milestone payments made to third parties in connection with collaborations. Development expense for the year ended December 31, 2002 and 2001, were $60,000 and $0, respectively.

  Related Parties
  In 2002 the Company issued 2,233,333 common shares, valued at approximately $47,000, for advances of approximately $43,900 from a related party company whose officer and shareholder is a shareholder of the Company. The overpayment of approximately $3,100 has been recorded as an Advance receivable - related party. The Company believes it will fully utilize this advance during the first quarter of 2003.
  During the year ended December 31, 2002, a related party company whose officer and shareholder is a shareholder of the Company incurred the liability associated with the Cyper settlement on behalf of the Company. On May 28, 2003, the Company issued 3,500,000 shares of its common stock valued at $157,500 to the related party company. The amount settled included $62,500 owed for the Cyper settlement, as well as $95,000 of other advances owed to the shareholder. [Note 12]
  During the year ended December 31, 2002, the Company issued approximately 1,100,833 shares of its common stock, valued at approximately $32,500, for management fees and directors' fees provided by former officers and shareholders of the Company.
  During the year ended December 31, 2002, the Company agreed to rescind 1,912,748 shares of its common stock issued for services provided by former officers and directors, and in lieu of these shares issued warrants to purchase common stock of the Company. Subsequently during the second quarter the warrants were exercised by these former officers.
  During the year ended December 31, 2002, the Company issued 116,118 of its common stock valued, at approximately $23,200, to settle related party advances from a shareholder who is also a former officer of the Company and from companies whose shareholder is a former officer of the Company.
  During the year ended December 31, 2002, the Company issued 4,000,000 of its common stock in relation to the Cyper reverse acquisition agreement. These shares were issued to a company that is controlled by a person who later became an officer and director of the Company. These shares were valued at approximately $120,000. [Note 2] The company that received the shares then gave 1,000,000 of the shares to a then current officer and director of the Company in consideration for services rendered between the two parties.
  The Company is party to a month-to-month lease for office space for approximately $2,800 per month with a company owned by an officer and shareholder of the Company. Rental expense under this lease for the year ended December 31, 2002 was approximately $7,300.
  Concentration of Credit Risk

  The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk. The Company does not believe it is exposed to any credit risk from advances receivable because these are all from related parties. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

  Income Taxes

  At December 31, 2002 the Company has recorded a net deferred tax asset of approximately $496,700. This deferred tax asset is due primarily to the accumulated net operating losses. A valuation allowance of an equal amount has been recorded because the Company believes it is more likely than not that the losses will not be utilized. The valuation allowance increased approximately $96,700 and $129,000 for the years ended December 31, 2002 and 2001, respectively.

  The Company has accumulated approximately $1,461,000 of taxable losses, which can be used to offset future federal taxable income. The utilization of the losses expires as follows:

Year	Amounts
2015	$ 800
2016	10,600
2017	49,600
2018	26,800
2019	87,200
2020	417,000
2021	338,000
2022	531,000
Total	$1,461,000

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

  Statement of Cash Flows Supplemental Disclosures
  During the year ended December 31, 2002, the Company issued 2,349,451 shares of its common stock in lieu of approximately $70,200 cash in settlement of related party advances.
  During the year ended December 31, 2002, the Company issued 370,000 shares of its common stock for the settlement of approximately $66,600 of payables due to vendors for services performed.
  For the year ended December 31, 2002 and 2001, there were no cash payments for income taxes and no cash was paid for accrued interest.
  During the year ended December 31, 2002, the Company issued 4,000,000 shares to an entity in relation to the Cyper transaction. The owner of the entity subsequently became a director and officer of the Company. The entity then gave 1,000,000 of the shares of common stock to a then officer and director of the Company in consideration for services rendered between the two parties.
  For the years ended December 31, 2002 and 2001 the Company issued to management 1,100,833 and 1,179,415 shares of common stock, respectively, for services rendered by an officer and former officers and directors valued at $112,500 and $89,901, respectively.
  During the year ended December 31, 2002 the Company issued warrants to purchase 1,550,000 shares of common stock to former officers and directors for management and director's fees in replacement of 1,033,333 shares previously issued to the officers and directors in 2002. During the year ended December 31, 2002 the Company issued warrants to purchase 1,758,830 shares of common stock to former officers and directors for management and director's fees in replacement of 879,415 shares previously issued to the officers and directors in 2001. The warrants are dated as of the respective days on which the shares were originally issued. The shares were issued as payment to former officers' salaries and directors' fees. The terms of the warrants are such that there is no effect on the compensations and fees originally recorded. The warrants were exercised during the second quarter of 2002.
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

  Commitments and Contingencies

  In July 2002, the Company entered into an employment agreement with an officer of the Company. The agreement provides for an annual salary of approximately $252,000. During the year ended December 31, 2002, $115,500 is included in the statement of operations in management and director fees. The term of the employment agreement is for three years and carries an option for renewal upon mutual agreement between the officer and the Company.

  Subsequent Events

  On March 7, 2003, the Company commenced proceedings in the Court of Chancery in the State of Delaware for a declaration that the agreement to acquire the shares of Cyper was validly rescinded and that the 20,000,000 common shares issued pursuant to the transaction were validly cancelled.

  On April 28, 2003, the Company reached a settlement with the shareholders of Cyper, who agreed to accept cash of $20,000, marketable securities with a fair market value of approximately $42,500, and 250,000 common shares of the Company in exchange for the 20,000,000 common shares. The cash and marketable securities were loaned to the Company by an officer and shareholder of the Company. The settlement generated a total cost of approximately $80,000, which has been recorded in the December 31, 2002 statement of operations in other income and expenses.

  On May 22, 2003, the Company signed a letter of intent with Words and Pictures Productions Inc, a Florida-based company to acquire the intellectual and property rights and to co produce a full-length 3D animated feature film.

  On May 28, 2003, the Company issued 3,500,000 of its common shares, valued at $157,500, for the settlement of a payable due to an officer and director [Notes 2 and 5]. [A change in capital structure is presented retroactively in the statement of stockholders deficit. The issuance and the subsequent cancellation of the 20,000,000 common shares to Cyper have been included in the stockholders deficit for the period from June 15, 1996 [Inception] to December 31, 2002].

  On October 21, 2003, the Company issued 2,000,000 of its common shares, valued at $40,000, for the settlement of advances due to an officer and director in the amount of $40,000.
  Reclassification

Certain amounts in the December 31, 2001 financial statements have been reclassified to conform to the December 31, 2002 presentation.