Form 10QSB
period 2003-03-31
AMERICAN ENTERTAINMENT & ANIMATION CORP
filed 2003-11-26
CIK 1017290

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ; No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 22,116,515 shares of its Common Stock, $0.0001 par value, as of November 19, 2003.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

As of March 31, 2003 (Unaudited)
ASSETS
Current Assets:
Prepaid expenses and sundry assets	$ 7,765
Total current assets	7,765

Total assets	$ 7,765

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Bank overdraft	$ 14,624
Accounts payable and accrued expenses	125,852
Accrued officer compensation	178,500
Advances payable - related parties	92,934
Total current liabilities	411,910

Stockholders' deficit:
Preferred stock, $0.0001 par value 20,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value, 150,000,000 shares authorized 18,005,404 issued and outstanding	1,801
Additional paid-in capital	1,420,074
Deficit accumulated during development stage	(1,826,020)
Total Stockholders' Deficit	(404,145)

Total Liabilities and Stockholders' Deficit	$ 7,765

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months ended March 31		For the period from June 15, 1996 (Inception) to
	2003	2002	March 31, 2003

Net Revenues	$ -	$ -	$ 64,888

Cost of Revenues	-	-	74,482
Development Expense	-	-	60,000
Gross Profit	-	-	(69,594

Operating Expenses:
Legal and professional fees	$ 30,576	$ 6,216	$ 364,012
Management and directors' fees	63,000	19,000	671,588
Advertising expense	708	125	47,030
General and administrative	7,297	3,297	343,320
Consulting	-	2,000	168,738
Total Operating Expenses	(101,581)	(30,638)	1,594,688

Loss From Operations	(101,581)	(30,638)	(1,664,282)

Other Income (Expenses)
Interest income - related parties	-	1,315	15,905
Interest expense - related parties	-	(997)	(8,422)
Settlement with Cyper Entertainment, Inc.	-	-	(80,000)
Loss on disposal of asset	-	-	(15,371)
Loss on investment	-	-	(61,240)
Other expense	(542)	-	(12,610)

Total Other Income (Expenses)	(542)	318	(161,738)

Net Loss	$ (102,123)	$ (30,320)	$ (1,826,020)

Net loss per common share - basic and diluted	$ (0.01)	$ 0.00

Weighted average number common shares issued	18,005,404	6,916,344

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
	Three Months ended March 31		For the period from June 15, 1996 (Inception) to
	2003	2002	March 31, 2003
Cash Flows From Operating Activities

Net loss	$ (120,123)	$ (30,320)	$ (1,826,020)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	714	41,487
Impairment of investments	-	-	61,240
Writedown of assets	-	-	42,253
Writedown of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	-	(19,052)
Stock issued for services	-	31,000	-
Stock based on compensation, management fees - related party	-	-	464,277
(Increase) decrease in:
Accounts receivable - related parties	3,120	(2,571)	(45,177)
Inventories	-	-	(28,510)
Prepaid expenses	-	-	(720)
Other	-	-	135
Increase (decrease) in:
Accounts payable and accrued expenses	(70,491)	(11,563)	194,293
Accrued officer compensation	63,000	-	178,500
Accounts payable - related parties	92,934	3,976	245,614
Net Cash (Used in) Operating Activities	(13,560)	(8,764)	(592,511)

Cash Flows From Investing Activities
Investments in subsidiaries	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of property and equipment	-	-	(45,730)
Net Cash (Used) by Investing Activities	-	-	(66,451)

Cash Flows From Financing Activities
Payments on notes payable	-	-	20,000
Proceeds from issuance of notes payable	-	-	(37,926)
Bank overdraft	13,560	-	14,624
Proceeds from subscription receivables - net	-	-	124,748
Proceeds from issuance of common stock - net	-	20,000	537,516
Net Cash Provided by Financing Activities	13,560	20,000	658,962

Net increase in cash	-	11,236	-
Cash, beginning of period	-	655	-
Cash, end of period	$ -	$ 11,891	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of American Entertainment and Animation Corp., and Subsidiary ("the Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results for a full year. The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-KSB for the year ended December 31, 2002. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated.

2. Stock Acquisition and Divestiture

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

On September 4, 2002, the Company rescinded the acquisition of Cyper as a result of Cyper's failure to perform its obligation to provide the Company with certain funding in order to comply with its reporting obligations as a public company. As a result of the rescission, the 20,000,000 shares of common stock of the Company were cancelled. For the three month period ended March 31, 2003, the financial statements reflect the results of operations of the Company only (see note 10).

3. Going Concern

The Company's financial statements for the three months ended March 31, 2003 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss of approximately $102,100 for the three months ended March 31, 2003, and has accumulated losses since inception of approximately $1,826,000. In addition, the Company has a working capital deficiency of approximately $404,100 at March 31, 2003. These factors create an uncertainty about the Company's ability to continue as a going concern. Management's plans to alleviate these factors and allow the Company to continue as a going concern primarily consisting of seeking additional equity investments. The ability of the Company to continue as a going concern is dependent on the success of its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. Income Taxes

For the three months ended March 31, 2003, the deferred tax asset of approximately $517,125 generated by net operating losses has been offset by a valuation allowance of a like amount, as the Company believes that it is more than likely than not that the losses will not be utilized.

5. Loss per Share

Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the antidilutive effect of the assumed exercise of outstanding common stock equivalents at March 31, 2003, loss per share does not give effect to the exercise of these common stock equivalents in the current reporting period, but they may dilute earnings per share in the future. For the three months ended March 31, 2003, the outstanding options and warrants were nil.

6. Litigation

In the normal course of its operations, the Company has been or, from time to time, may be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or result of operations. (see Note 10).

7. Related Parties

Advances payable - related parties consist of advances received from a company controlled by an officer and shareholder of the Company. The advance does not have a stated maturity date or interest rate.

8. Statements of Cash Flows Supplemental Disclosures

For the three months ended March 31, 2003, there were no cash payments for income taxes or interest expense by the Company.

9. Commitments and Contingencies

In July of 2002 the Company entered into an employment agreement with an officer of the Company. The agreement provides for an annual salary of approximately $252,000. During the three months ended March 31, 2003, $63,000 is included in the statement of operations, in management and director fees. The term of the employment agreement is for three years and carries an option for renewal upon mutual agreement between the officer and the Company.

10. Subsequent Events

On April 28, 2003, the Company reached a settlement with the shareholders of Cyper who agreed to accept cash of $20,000, marketable securities with a fair market value of approximately $42,500, and 250,000 common shares of the Company in exchange for the 20,000,000 common shares. The cash and marketable securities were loaned to the Company by an officer and shareholder of the Company. The settlement generated a total cost of approximately $80,000, which has been recorded in the December 31, 2002 statement of operations in other income and expenses.

On May 22, 2003 the Company signed a letter of intent with Words and Pictures Production Inc. a Florida based company to acquire the intellectual and property rights and to co produce a full-length 3D animated feature film.

On May 28, 2003, the Company issued 3,500,000 of its common shares, valued at $157,500, for the settlement of a payable due to an officer and director. Approximately $62,500 (1,388,889 common shares) was for the Cyper settlement and is included in the stockholders' deficit for the year ended December 31, 2002. The remaining balance of approximately $95,000 (2,111,111 common shares) is for the settlement of advances for operating expenses made on behalf of the Company that were incurred during 2003 and will be included in the financials in the second quarter of 2003.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and March 31, 2002

Net sales were $0 for both the quarters ended March 31, 2003 and March 31, 2002. The reason for the lack of sales in the first quarter of 2003 is that the Company does not have a source of revenue and continues to seek prospects for potential business combinations with viable businesses.

Total operating expenses for the Company increased by $70,943 over the same period last year to $107,581, which is approximately 232% percent above the amount of $30,638 of operating expenses for the quarter ended March 31, 2002. The principal reasons for this increase was the addition of management and directors' fees of approximately $44,000 over the same period in 2002, as well as an increase in legal and professional fees of $24,360 over the same period during 2002.

Net loss for the quarter ended March 31, 2003 was ($102,123), compared to a net loss of ($30,320) for the similar period in 2002. The principal reasons for is the combined impact of the factors discussed immediately above.

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

GOING CONCERN

As of March 31, 2003 the Company had a stockholders' deficit of ($404,145). The financial statements therefore have been prepared on a going concern basis as explained in Note 3 to the Financial Statements.

Item 3. Controls and Procedures.

The Company believes that it has sufficient internal controls and procedures for a company that is not engaged in active operations. When and if the Company acquires or commences active operations, the Company anticipates instituting internal controls and procedures sufficient for the nature and scale of operations at that time.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On February 20, 2003, John Hyoki Chung, a former director of the Company, filed an Amended 8-K on behalf of the Company without authorization wherein it was stated, among other things, that the rescission of the acquisition of Cyper was disputed and that Marc Hazout was not a director or officer of the Company. On March 7, 2003, the Company along with Marc Hazout and Travellers International Inc. as plaintiffs filed a Complaint against Duk Jin Jang, John Hyoki Chung, Jason Chung and Michael Chung in the Court of Chancery for the State of Delaware, C.A. No. 20186 NC, pursuant to 8 Del, C. S. 225 for a declaration to determine the proper directors of the Company, as well as for a declaratory judgment approving the cancellation of the stock which was originally issued pursuant to the Cyper transaction. On April 28, 2003 a Settlement Agreement was signed and a Stipulation of Dismissal was filed with the Court on May 14, 2003. The Settlement Agreement provided for the rescission of the Company's acquisition of Cyper by the cancellation of the shares issued in the acquisition.

Item 2. Changes in Securities.

None during the quarter ended March 31, 2003.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a) Exhibits

None.

  Reports on Form 8-K
Reg. S-B No.	Description
31	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
32	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION
Date November 19, 2003	/s/ Marc Hazout
By: Marc Hazout, President and Chief Executive Officer