Form 10QSB
period 2003-06-30
AMERICAN ENTERTAINMENT & ANIMATION CORP
filed 2003-11-26
CIK 1017290

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 22,866,515 shares of its Common Stock, $0.0001 par value, as of November 19, 2003.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

FORM 10-QSB REPORT INDEX
Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheet as of June 30, 2003	3
Consolidated Statements of Operations for the Six Months Ended June 30, 2003 and 2002, for the Three Months Ended June 30, 2003 and 2002, and for the Period from June 15, 1996 to June 30, 2003	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 and for the Period from June 15, 1996 to June 30, 2003	5
Notes to Unaudited Consolidated Financial Statements for the Six and Three Months Ended June 30, 2003	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	9
Item 3. Controls and Procedures	9
PART II. OTHER INFORMATION	10
Item 1. Legal Proceedings	10
Item 2. Changes in Securities	10
Item 3. Defaults on Senior Securities	10
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 5. Other Information	11
Item 6. Exhibits and Reports on Form 8-K	11
Signatures	11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

As of June 30, 2003 (Unaudited)
ASSETS
Current Assets:
Prepaid expenses and sundry assets	$ 7,765
Total current assets	7,765

Total assets	$ 7,765

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Bank overdraft	$ 1,143
Accounts payable and accrued expenses	164,764
Accrued officer compensation	241,500
Advances payable - related parties	47,483
Total current liabilities	454,890

Stockholders' deficit:
Preferred stock, $0.0001 par value 20,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value, 150,000,000 shares authorized 20,116,515 issued and outstanding	2,012
Additional paid-in capital	1,514,863
Deficit accumulated during development stage	(1,964,000)
Total Stockholders' Deficit	(447,125)

Total Liabilities and Stockholders' Deficit	$ 7,765

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the 6 month period ended June 30		For the 3 month period ended June 30		For the period from June 15, 1996 (Inception) to
	2003	2002	2003	2002	June 30, 2003

Net Revenues	$ -	$ -	$ -	$ -	$ 64,888

Cost of Revenues	-	-	-	-	74,482
Development Expense	-	-	-	-	60,000
Gross Margin	-	-	-	-	(69,594

Operating Expenses:
Legal and professional fees	$ 95,068	$ 20,601	64,492	14,385	$ 428,504
Management and directors' fees	126,000	29,500	63,000	10,500	734,588
Advertising expense	1,655	1,985	947	732	47,977
General and administrative	15,127	6,449	7,830	3,152	351,150
Consulting	-	2,000	-	-	168,738
Total Operating Expenses	(237,850)	(60,535)	136,269	28,769	1,730,957

Loss From Operations	(237,850)	(60,535)	(136,269)	(28,769)	(1,800,551)

Other Income (Expenses)
Interest income - related parties	-	1,315	-	-	15,905
Interest expense - related parties	-	(997)	-	-	(8,422)
Settlement with Cyper Entertainment, Inc.	-	-	-	-	(80,000)
Loss on disposal of asset	-	-	-	-	(15,371)
Loss on investment	-	-	-	-	(61,240)
Other expense	(2,253)	(16,529)	(1,711)	-	(14,321)

Total Other Expenses	(2,253)	(16,211)	(1,711)	-	(163,449)

Net Loss	$ (240,103)	$ (76,746)	$(137,980)	$ (28,769)	$ (1,964,000)

Net loss per common share - basic and diluted	$ (0.01)	$ 0.01	$ (0.01)	$ 0.00

Weighted average number common shares issued	18,390,303	9,954,630	18,770,972	12,959,528

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
	For the 6 months period ended June 30,		For the period from June 15, 1996 (Inception) to
	2003	2002	June 30, 2003
Cash Flows From Operating Activities

Net loss	$ (240,103)	$ (76,746)	$ (1,964,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	1,428	41,487
Impairment of investments	-	-	61,240
Writedown of assets	-	-	42,253
Writedown of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	-	75,948
Stock based on compensation, management fees - related party	-	86,856	464,277
(Increase) decrease in:
Accounts receivable - related parties	3,120	(47,823)	(45,177)
Inventories	-	-	(28,510)
Prepaid expenses	-	(1,108)	(720)
Other	-	-	135
Increase (decrease) in:
Accounts payable and accrued expenses	(31,579)	(39,056)	233,205
Accrued management compensation	126,000	-	241,500
Accounts payable - related parties	142,483	(41,197)	200,163
Net Cash (Used in) Operating Activities	(79)	(22,000)	(579,030)

Cash Flows From Investing Activities
Investments in subsidiaries	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of property and equipment	-	-	(45,730)
Net Cash (Used) by Investing Activities	-	-	(66,451)

Cash Flows From Financing Activities
Payments on notes payable	-	-	20,000
Proceeds from issuance of notes payable	-	-	(37,926)
Cash overdraft	79	1,345	1,143
Proceeds from subscription receivables - net	-	-	124,748
Proceeds from issuance of common stock - net	-	20,000	537,516
Net Cash Provided by Financing Activities	79	21,345	645,481

Net increase (decrease) in cash	-	(655)	-
Cash, beginning of period	-	655	-
Cash, end of period	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six and Three Months Ended June 30, 2003 (Unaudited)

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

On September 4, 2002, the Company rescinded the acquisition of Cyper as a result of Cyper's failure to perform its obligation to provide the Company with certain funding in order to comply with its reporting obligations as a public company. As a result of the rescission, the 20,000,000 shares of common stock of the Company were cancelled. For the three and six month periods ended June 30, 2003, the financial statements reflect the results of operations of the Company only.

3. Going Concern

The Company's financial statements for the three and six months ended June 30, 2003 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss of approximately $138,000 and $240,100 for the three and six months ended June 30, 2003, and has accumulated losses since inception of approximately $1,964,000. In addition, the Company has a working capital deficiency of approximately $447,100 at June 30, 2003. These factors create an uncertainty about the Company's ability to continue as a going concern. Management's plans to alleviate these factors and allow the Company to continue as a going concern primarily consisting of seeking additional equity instruments. The ability of the Company to continue as a going concern is dependent on the success of its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. Income Taxes

For the six months ended June 30, 2003, the deferred tax asset of approximately $544,700 generated by net operating losses has been offset by a valuation allowance of a like amount, as the Company believes that it is more than likely than not that the losses will not be utilized.

5. Loss per Share

Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the antidilutive effect of the assumed exercise of outstanding common stock equivalents at June 30, 2003, loss per share does not give effect to the exercise of these common stock equivalents in the current reporting period, but they may dilute earnings per share in the future. For the three and six months ended June 30, 2003, the outstanding options and warrants were nil.

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

7. Related Parties

Advances payable - related parties consists of an advance received from a company controlled by an officer and shareholder of the Company. The advance does not have a stated maturity date or interest rate.

8. Statements of Cash Flows Supplemental Disclosures

For the three and six months ended June 30, 2003, there were no cash payments for income taxes or interest expense by the Company.

During the six months ended June 30, 2003, the Company issued 2,111,111 shares of its common stock in lieu of approximately $95,000 cash in settlement of related party advances.

9. Commitments and Contingencies

In July 2002, the Company entered into an employment agreement with an officer of the Company. The agreement provides for an annual salary of approximately $252,000. During the six months ended June 30, 2003, $126,000 is included in the statement of operations, in management and director fees. The term of the employment agreement is for three years and carries an option for renewal upon mutual agreement between the officer and the Company.

In May 2003, the Company signed a letter of intent with Words and Pictures Productions Inc., a Florida-based company to acquire the intellectual and property rights and to co produce a full-length 3D animated feature film.

10. Subsequent Events

On October 21, 2003, the Company issued 2,000,000 of its common shares, valued at $40,000, for the settlement of advances due to an officer and director in the amount of $40,000.

On November 14, 2003, the Company issued 750,000 of its common shares, valued at $15,000, for the settlement of advances due to an officer and director in the amount of $15,000.

Item 2. Management's Discussion and or Plan or Operation

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 and June 30, 2002

Net sales were $0 for both the quarters ended June 30, 2003 and June 30, 2002. The reason for the lack of sales in the second quarter of 2003 is that the Company does not have a source of revenue and continues to seek prospects for potential business combinations with viable businesses.

Total operating expenses for the Company increased by $107,500 over the same period last year to $136,269, which is approximately 374% percent above the amount of $28,769 of operating expenses for the quarter ended June 30, 2002. The principal reasons for this increase were the addition of management and directors' fees of approximately $52,500 over the same period in 2002, as well as an increase in legal and professional fees of $50,107 over the same period during 2002 as a result of litigating the proceeding in the Court of Chancery for the State of Delaware against Duk Jin Jang, John Hyoki Chung, Jason Chung and Michael Chung.

Net loss for the quarter ended June 30, 2003 was ($137,980), compared to a net loss of ($28,769) for the similar period in 2002. The principal reasons for is the combined impact of the factors discussed immediately above.

Six Months Ended June 30, 2003 and June 30, 2002

Net sales were $0 for the six months ended June 30, 2003 and for the same period ended June 30, 2002 for the reasons stated above.

Total operating expenses for the Company increased by $177,315 over the same period last year. The principal reasons for the increase are management and directors fees of $126,000 and legal and professional fees of $95,068, both which were higher than those incurred during the same period last year for the reasons stated above.

Net Loss for the six months ended June 30, 2003 was ($240,103), compared to a net loss of ($76,746) for the similar period in 2002. The principal reasons for this are management, legal and professional fees as described.

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

GOING CONCERN

As of June 30, 2003 the Company had a stockholders' deficit of ($447,125). The financial statements therefore have been prepared on a going concern basis as explained in Note 3 to the Financial Statements.

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

Item 2. Changes in Securities.

As part of the Settlement Agreement referred to above, 250,000 common shares of the Company were issued to John Hyoki Chung.

On May 28, 2003, the Company issued Traveller's International, Inc. ("Travellers") 3,500,000 shares of the common stock in settlement of payables of $157,500 due to Travellers, which included $62,500 of monies and marketable securities advanced by Travellers for the purpose of settling the Cyper transaction. Travellers is controlled by Marc Hazout.

The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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
  Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION
Date November 19, 2003	/s/ Marc Hazout
By: Marc Hazout, President and Chief Executive Officer