Form 10QSB
period 2003-09-30
AMERICAN ENTERTAINMENT & ANIMATION CORP
filed 2003-11-26
CIK 1017290

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 22,866,515 shares of its Common Stock, $0.0001 par value, as of November 21, 2003.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

FORM 10-QSB REPORT INDEX
Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheet as of September 30, 2003	3
Consolidated Statements of Operations for the Nine Months Ended September 30, 2003 and 2002, for the Three Months Ended September 30, 2003 and 2002, and for the Period from June 15, 1996 to September 30, 2003	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 and for the Period from June 15, 1996 to September 30, 2003	5
Notes to Unaudited Consolidated Financial Statements for the Nine and Three Months Ended September 30, 2003	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	9
Item 3. Controls and Procedures	9
PART II. OTHER INFORMATION	10
Item 1. Legal Proceedings	10
Item 2. Changes in Securities	10
Item 3. Defaults on Senior Securities	10
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 5. Other Information	11
Item 6. Exhibits and Reports on Form 8-K	11
Signatures	11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

As of September 30, 2003 (Unaudited)
ASSETS
Current Assets:
Prepaid expenses and sundry assets	$ 6,684
Total current assets	6,684

Total assets	$ 6,684

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities:
Bank overdraft	$ 1,194
Accounts payable and accrued expenses	170,073
Accrued officer compensation	304,500
Advances payable - related parties	88,971
Total current liabilities	564,738

Stockholders' deficit:
Preferred stock, $0.0001 par value 20,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value, 150,000,000 shares authorized 20,116,515 issued and outstanding	2,012
Additional paid-in capital	1,514,863
Deficit accumulated during development stage	(2,074,929)
Total Stockholders' Deficit	(558,054)

Total Liabilities and Stockholders' Deficit	$ 6,684

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the 9 month period ended September 30,		For the 3 month period ended September 30,		For the period from June 15, 1996 (Inception) to
	2003	2002	2003	2002	September 30, 2003

Net Revenues	$ -	$ -	$ -	$ -	$ 64,888

Cost of Revenues	-	-	-	-	74,482
Development Expense	-	-	-	-	60,000
Gross Margin	-	-	-	-	(69,594)

Operating Expenses:
Legal and professional fees	131,690	41,710	36,622	21,109	$ 465,126
Management and directors' fees	189,000	82,000	63,000	52,500	797,588
Advertising expense	1,919	2,969	264	984	48,241
General and administrative	26,203	27,051	11,076	20,602	362,226
Consulting	-	14,301	-	12,301	168,738
Total Operating Expenses	348,812	168,031	110,962	107,496	1,814,919

Loss From Operations	(348,812)	(168,031)	(110,962)	(107,496)	(1,911,513)

Other Income (Expenses)
Interest income - related parties	-	1,315	-	-	15,905
Interest expense - related parties	-	(997)	-	-	(8,422)
Settlement with Cyper Entertainment, Inc.	-	(80,000)	-	(80,000)	(80,000)
Loss on disposal of asset	-	(6,160)	-	(6,160)	(15,371)
Loss on investment	-	-	-	-	(61,240)
Other expense	(2,220)	(16,167)	33	362	(14,288)

Total Other Expenses	(2,220)	(102,009)	33	(85,798)	(163,416)

Net Loss	$ (351,032)	$(270,040)	$(110,929)	$(193,294)	$ (2,074,929)

Net loss per common share - basic and diluted	$ (0.02)	$ (0.02)	$ (0.01)	$ (0.01)

Weighted average number common shares issued	18,972,030	11,392,494	20,116,515	14,198,649

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
	For the 9 month period ended September 30,		For the period from June 15, 1996 (Inception) to
	2003	2002	September 30, 2003
Cash Flows From Operating Activities

Net loss	$ (351,032)	$ (270,040)	$ (2,074,929)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	-	41,487
Impairment of investments	-	-	61,240
Writedown of assets	-	6,160	42,253
Writedown of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	80,000	80,000
Settlement of debt, net	-	-	75,948
Stock based on compensation, management fees - related party	-	87,385	464,277
(Increase) decrease in:
Accounts receivable	-	(2,295)	-
Accounts receivable - related parties	3,120	47,823	(45,177)
Inventories	-	-	(28,510)
Prepaid expenses	1,081	(720)	361
Other	-	-	135
Increase (decrease) in:
Accounts payable and accrued expenses	(26,270)	(18,621)	238,514
Accrued management compensation	189,000	52,500	304,500
Accounts payable - related parties	183,971	58,303	241,651
Net Cash (Used in) Operating Activities	(130)	40,495	(579,081)

Cash Flows From Investing Activities
Investments in subsidiaries	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of property and equipment	-	-	(45,730)
Net Cash (Used) by Investing Activities	-	-	(66,451)

Cash Flows From Financing Activities
Payments on notes payable	-	-	20,000
Proceeds from issuance of notes payable	-	-	(37,926)
Payments for settlement of Cyper reverse Acquisition	-	(62,500)	-
Bank overdraft	130	1,350	1,194
Proceeds from subscription receivables - net	-	-	124,748
Proceeds from issuance of common stock - net	-	20,000	537,516
Net Cash Provided by Financing Activities	130	(41,150)	645,532

Net increase (decrease) in cash	-	(655)	-
Cash, beginning of period	-	655	-
Cash, end of period	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine and Three Months Ended September 30, 2003 (Unaudited)

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

On September 4, 2002, the Company rescinded the acquisition of Cyper as a result of Cyper's failure to perform its obligation to provide the Company with certain funding in order to comply with its reporting obligations as a public company. As a result of the rescission, the 20,000,000 shares of common stock of the Company were cancelled. For the three and nine month periods ended September 30, 2003, the financial statements reflect the results of operations of the Company only.

3. Going Concern

The Company's financial statements for the three and nine months ended September 30, 2003 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss of approximately $110,900 and $351,000 for the three and nine months ended September 30, 2003, and has accumulated losses since inception of approximately $2,075,000. In addition, the Company has a working capital deficiency of approximately $558,000 at September 30, 2003. These factors create an uncertainty about the Company's ability to continue as a going concern. Management's plans to alleviate these factors and allow the Company to continue as a going concern primarily consisting of seeking additional equity instruments. The ability of the Company to continue as a going concern is dependent on the success of its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. Income Taxes

For the nine months ended September 30, 2003, the deferred tax asset of approximately $566,900 generated by net operating losses has been offset by a valuation allowance of a like amount, as the Company believes that it is more than likely than not that the losses will not be utilized.

5. Loss per Share

Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the antidilutive effect of the assumed exercise of outstanding common stock equivalents at September 30, 2003, loss per share does not give effect to the exercise of these common stock equivalents in the current reporting period, but they may dilute earnings per share in the future. For the three and nine months ended September 30, 2003, the outstanding options and warrants were nil.

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

8. Statements of Cash Flows Supplemental Disclosures

For the three and nine months ended September 30, 2003, there were no cash payments for income taxes or interest expense by the Company.

During the nine months ended September 30, 2003, the Company issued 2,111,111 shares of its common stock in lieu of approximately $95,000 cash in settlement of related party advances.

9. Commitments and Contingencies

In July 2002, the Company entered into an employment agreement with an officer of the Company. The agreement provides for an annual salary of approximately $252,000. During the nine months ended September 30, 2003, $189,000 is included in the statement of operations, in management and director fees. The term of the employment agreement is for three years and carries an option for renewal upon mutual agreement between the officer and the Company.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 and September 30, 2002

Net sales were $0 for both the quarters ended September 30, 2003 and September 30, 2002. The reason for the lack of sales in the third quarter of 2003 is that the Company does not have a source of revenue and continues to seek prospects for potential business combinations with viable businesses.

Total operating expenses for the Company increased slightly by $3,466 over the same period last year to $110,962, which is approximately 3% percent above the amount of $107,496 of operating expenses for the quarter ended September 30, 2002.

Net loss for the quarter ended September 30, 2003 was ($110,929), compared to a net loss of ($193,294) for the similar period in 2002. The principal reason for this difference was the payment of cash and stock valued at approximately $80,000 for the settlement of the rescission of the acquisition of Cyper Entertainment Inc. which was allocated during the quarter ending September 30, 2002.

Nine Months Ended September 30, 2003 and September 30, 2002

Net sales were $0 for the nine months ended September 30, 2003 and for the same period ended September 30, 2002 for the reasons stated above.

Total operating expenses for the Company increased by $180,781 over the same period last year. The principal reasons for the increase are management and directors fees of $107,000 and legal and professional fees of $89,980, the latter of which were considerably higher as a result of litigating the proceeding in the Court of Chancery for the State of Delaware against Duk Jin Jang, John Hyoki Chung, Jason Chung and Michael Chung.

Net Loss for the nine months ended September 30, 2003 was ($351,032), compared to a net loss of ($270,040) for the similar period in 2002. The principal reasons for this are management, legal and professional fees as described.

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

GOING CONCERN

As of September 30, 2003 the Company had a stockholders' deficit of ($558,054). The financial statements therefore have been prepared on a going concern basis as explained in Note 3 to the Financial Statements.

Item 3. Controls and Procedures

The Company believes that it has sufficient internal controls and procedures for a company that is not engaged in active operations. When and if the Company acquires or commences active operations, the Company anticipates instituting internal controls and procedures sufficient for the nature and scale of operations at that time.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None during the quarter ended September 30, 2003.

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
  Reports on Form 8-K

On July 7, 2003, an amended 8-K was filed in order to correct certain information which was filed on February 20, 2003 without authorization by a former director of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION
Date November 21, 2003	/s/ Marc Hazout
By: Marc Hazout, President and Chief Executive Officer