Form 10KSB
period 2003-12-31
AMERICAN ENTERTAINMENT & ANIMATION CORP
filed 2004-04-15
CIK 1017290

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number 0-29657

AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION

(Name of small business issuer in its charter)

Delaware	33-0727323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1121 Steeles Avenue West, Suite 803

Toronto, Ontario, Canada M2R 3W7

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (416) 661-4989

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of March 23, 2004 was $512,243 based upon the closing bid price of $0.045 per share as reported by the trading and market services of the Pink Sheets, LLC.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of March 23, 2004, the Registrant had 22,866,515 common shares outstanding.

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

Art and Film Business

On December 3, 2002, the Company purchased from Tempest Artwork Ltd. the exclusive option to acquire the rights to produce a feature film or television production based on the original portrait of William Shakespeare by John Sanders. The purchase price of the option was $60,000, and was for a period of one year. The option price is $30,000 plus royalties on various revenue streams that would be derived from the final production. The Company did not have funding to produce the final production, and accordingly did not exercise the option.

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

Item 2. Description of Property

Up until March 1, 2004, the Company subleased space at 8500 Leslie Street, Suite 500, Markham, Ontario, Canada, for its corporate offices. The Company paid $2,800 per month plus applicable taxes. Since March 1, 2004, the Company has been maintaining its offices at 1121 Steeles Avenue West, Suite 803, Toronto, Ontario, Canada

Item 3. Legal Proceedings

The Company was not the subject of any pending or threatened legal proceedings as of April 12, 2004.

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

The following table summarizes the low and high prices for the company's common stock for each of the calendar quarters for the fiscal years ended December 31, 2002 and 2003.
	2002		2003
	High	Low	High	Low
First Quarter	0.06	0.02	0.14	0.03
Second Quarter	0.56	0.05	0.16	0.05
Third Quarter	0.16	0.02	0.09	0.01
Fourth Quarter	0.085	0.01	0.14	0.02

The high and low quotes on the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There were 71shareholders of record of the common stock as of December 31, 2003. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2002 or 2003.

During 2003, the Company issued 4,861,111 shares of common stock to its sole officer and director in consideration for $150,000. The shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.

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

Results of Operation

During the years ended December 31, 2003 and 2002, the Company did not have any revenues.

During the years ended December 31, 2003 and 2002, the Company incurred operating expenses of $405,822 and $409,144, respectively. The Company's operating expenses were slightly lower than in 2002 as a result of a similar level of corporate activity during both fiscal years.

During the years ended December 31, 2003 and 2002, the Company incurred net other income (expense) of ($8,779) and ($101,730), respectively. The significant decrease in other expense in 2003 as compared to 2002 was the result of a one-time charge of $80,000 taken in connection with the Company's settlement of claims arising out of its agreement to acquire Cyper and subsequent rescission during 2002.

During the years ended December 31, 2003 and 2002, the Company reported a net loss of ($414,601) and ($570,874), respectively. The main reasons for the decrease in losses during 2003 were as a result of the one-time charge of $80,000 taken in connection with the Company's settlement of the Cyper transaction in 2002 as aforesaid, as well as the $60,000 development expense the Company incurred in 2002.

Liquidity and Capital Resources

As of December 31, 2003 the Company had $888 cash, current assets of $888 and current liabilities of $567,511, for a working capital deficit of ($566,623). Included in current liabilities are accounts payable and accrued expenses of $128,944 and accrued compensation to the Company's sole director and officer of $367,500. The Company is currently dependent on loans from its sole director and officer to pay routine expenses, and the issuance of its common stock to satisfy expenses.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a large net operating loss in the year ended December 31, 2003, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are attached hereto as Exhibit A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On October 31, 2003, the Board of Directors of the Company elected to terminate Moore Stephens, P.C. ("Moore") as its independent auditors, and to retain Moore Stephens Cooper Molyneux LLP ("MSCM") as its independent auditors. The Company terminated Moore because its application for approval by the Public Company Accounting Oversight Board had not been approved, and therefore it was unable to sign the Company's audit reports. Moore's report for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles, other than the qualification of the financial statements as having been prepared on a going concern basis. For the fiscal year ended December 31, 2001, and the subsequent periods preceding December 31, 2002, there were no disagreements with Moore on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. The Company has authorized Moore to respond fully to the inquiries of the successor accountant concerning its dismissal. Prior to retaining MSCM, the Company did not consult with MSCM regarding the application of accounting principles as to a specified or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information concerning directors, executive officers and key employees of the Company:
Name	Age	Position
Marc M. Hazout	39	President, Chief Executive Officer and Director

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

During 2003, the Board of Directors held 3 meetings.

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

Summary Compensation Table
		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Other annual compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#) (1)

Marc Hazout, CEO, Director	2003 2002 20001	252,000 115,500-- --	-- 17,010 --	-- -- --	-- -- --

Pierre Quilliam, CEO, Director (2)	2003 2002 2001	-- -- --	-- -- --	39,150 --	-- 750,000 700,832

Stephen Cohen, Secretary, Director (2)	2003 2002 2001	-- -- --	-- -- --	-- 6,000 --	750,000 700,832
Glenn Roach, President of CEAC	2003 2002 2001	-- -- --	-- -- --	-- -- 37,500	-- -- --

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 1, 2003, with respect to the beneficial ownership of the Company's Common Stock by (i) each executive officer and director of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) any person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Marc Hazout (2) 1121 Steeles Avenue West, Suite 803 Toronto, Ontario M2R 3W7	11,615,833	50.7%

Pierre Quilliam (3) 3630 Edenbourgh Pl. Marietta, GA 30066	5,773,506	26.1%

Officers and Directors	11,615,833	50.7%

(1) Based on 22,866,515 shares issued and outstanding as of April 1, 2004.

(2) Based on 11,615,833 shares owned by Travellers International, Inc., a company owned by Mr. Hazout.

(3) Based on 2,728,850 shares owned by Mr. Quilliam, 97,916 shares owned by his wife, and 2,946,740 shares owned by Bisell Investments, Inc., a company owned by Mr. Quilliam.

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 about our compensation plans under which shares of stock have been authorized:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders:
None	--	--	--
Equity compensation plans not approved by security holders:
2002 Employee, Consultant and Advisor Stock Compensation Plan	4,000,000	0.043	440,420
2002 Stock Option Plan	4,000,000	0	4,000,000
Total	8,000,000	0.043	4,440,420

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pierre Quilliam and Stephen Cohen

On May 13, 2002, the Company issued 116,118 shares of its common stock to Pierre Quilliam in consideration of $23,223.69 owed to Bisell Investment Group, Inc., controlled by Pierre Quilliam's wife, Denise Quilliam, and 87807 Canada, Ltd., controlled by Pierre Quilliam, which was the remaining amount owed on this indebtedness.

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

On April 2, 2002, the Company rescinded the issuance of 1,912,748 shares of common stock that were issued to Pierre Quilliam, Stephen Cohen and Denise Quilliam in 2001 and 2002, and replaced these with warrants to purchase 3,308,830 of common stock shares. The rescission included 879,415 shares issued in 2001 and 775,000 shares issued in 2002. In each case, the warrant was dated as of the date of the original issuance of shares, and was exerciseable for cash or on a cashless basis for five years from the date of the warrant, and bore an exercise price of exactly one-half of the value at which the shares were originally issued. In accordance with FIN 44, the decline in the market value of the shares between the original issuance dates and the modification date meant there was no additional compensation expense required, in excess or amounts previously recorded, to account for the modification. The intrinsic value of the modified award was less than the intrinsic value of the warrants at the original issuance dates and the intrinsic value of the shares reset at the replacement date. In the second quarter, the holders exercised each of the warrants on a cashless basis based on the current market price of the common stock of $0.50 per share. As a result, Pierre Quilliam and Steve Cohen were issued 1,516,432 shares of common stock, and Denise Quilliam was issued 90,416 shares of common stock. During 2002, the Company issued Pierre Quilliam and Steve Cohen 66,300 shares of common stock as a result of a clerical error. Mr. Cohen returned his shares. Mr. Quilliam's shares have been recorded as compensation expense at their value on the date of issuance.

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

On November 14, 2003, the Company issued Traveller's International, Inc. 750,000 shares of the common stock in settlement of payables of $15,000 due to Mr. Hazout.

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
AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION, INC.
Dated: April 14, 2004	/s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: April 14, 2004	/s/ Marc Hazout
Marc Hazout, Director

EXHIBIT A

AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION

Report of Independent Auditors	1
Balance Sheet at December 31, 2003	2
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and for the period June 15, 1996 [Inception] to December 31, 2003	3
Consolidated Statement of Stockholders' Deficit for the years ended December 31, 2003, 2002 and for the period June 15, 1996 [Inception] to December 31, 2003	4-5
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and for the period June 15, 1996 [Inception] to December 31, 2002	6
Notes to Consolidated Financial Statement	7 - 12

Report of Independent Auditors

To the Board of Directors and Stockholders of

American Entertainment and Animation Corporation

We have audited the accompanying consolidated balance sheet of American Entertainment and Animation Corporation and subsidiary [a development stage company] as at December 31, 2003 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002 and for the period from June 15, 1996 [inception] to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative data from June 15, 1996 to December 31, 2001. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2001, is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Entertainment and Animation Corporation and subsidiary [a development stage company] as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended and for the period from June 15, 1996 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has recurring losses from operations and has a net capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Managements' plans are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore Stephens Cooper Molyneux LLP

Chartered Accountants

Toronto, Ontario

April 8, 2004

American Entertainment and Animation CorpORATION and Subsidiary

[A Development Stage Company]

BALANCE SHEET

DECEMBER 31, 2003
ASSETS

CURRENT ASSETS
Cash	$ 888
Total Current Assets	888

TOTAL ASSETS	$ 888

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 128,944
Accrued officer compensation	367,500
Advances payable - related parties	71,067

Total Current Liabilities	567,511

COMMITMENTS AND CONTINGENCIES [Note 12]

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding.	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 22,866,515 shares issued and outstanding.	2,287
Additional paid-in capital	1,569,588
Deficit accumulated during development stage	(2,138,498)
TOTAL STOCKHOLDERS' DEFICIT	(566,623)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 888

The accompanying notes are an integral part of these consolidated financial statements.

American Entertainment and Animation CorpORATION and Subsidiary

[A Development Stage Company]

Consolidated Statements of Operations
	For the years ended December 31,		For the period from June 15, 1996 [Inception] to
	2003	2002	12/31/03
NET REVENUES	$ -	$ -	$ 64,888

COST OF REVENUES	-	19,169	74,482
Development expense	-	(60,000)	60,000

GROSS MARGIN	-	(60,000)	(69,594)

OPERATING EXPENSES
Legal and professional fees	117,580	59,209	451,016
Management and directors' fees - related party	252,000	299,000	860,588
Consulting expense	-	14,289	168,738
Advertising expense	2,440	4,187	48,762
General and administrative	33,802	32,459	369,825
TOTAL OPERATING EXPENSES	405,822	409,144	1,898,929
LOSS FROM OPERATIONS	(405,822)	(469,144)	(1,968,523)
OTHER INCOME (EXPENSES)
Interest income - related parties	-	1,315	15,905
Interest expense - related parties	-	(997)	(8,422)
Settlement with Cyper Entertainment, Inc.	-	(80,000)	(80,000)
Loss on disposal of asset	-	(6,160)	(15,371)
Loss on investment	-	-	(61,240)
Other (expense) income	(8,779)	(15,888)	(20,847)
TOTAL OTHER EXPENSES	(8,779)	(101,730)	(169,975)

NET LOSS	$ (414,601)	$ (570,874)	$ (2,138,498)

Net loss per common share - basic and diluted	$ (0.02)	$ (0.05)

Weighted average number of common shares outstanding	19,746,119	12,145,726

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION AND SUBSIDIARY

[A DEVELOPMENT STAGE COMPANY]

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM JUNE 16, 1996 TO DECEMBER 31, 2003
	Common Stock		Common Stock To be issued		Additional Paid-in	Accumulated	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit

Issuance of stock to founders for services	55,000	$ 6	-	$ -	$ 159	$ -	$ -	$ 165
Issuance of stock to founder for cash	333,334	33	-	-	967	-	-	1,000
Issuance of stock for investment in CEHK	50,000	5	-	-	37,495	-	-	37,500
Issuance of stock to purchase subsidiary	350,000	35	-	-	70	(1,060)	-	(955)
Issuance of stock for cash	13,333	1	-	-	9,999	-	-	10,000
Net loss, 1996	-	-	-	-	-	(14,198)	-	(14,198)
Balance, December 31,1996	801,667	$ 80	-	$ -	$ 48,690	$ (15,258)	$ -	$ 33,512

Issuance of stock for vehicle	33,333	3	-	-	24,997	-	-	25,000
Issuance of stock for cash	37,333	4	-	-	28,896	-	-	28,900
Issuance of stock for services	46,333	5	-	-	34,745	-	-	34,750
Net loss, 1997	-	-	-	-	-	(142,622)	-	(142,622)
Balance, December 31, 1997	918,666	$ 92	-	$ -	$ 137,328	$ (157,880)	$ -	$ (20,460)

Issuance of stock for vehicle	10,667	1	-	-	7,999	-	-	8,000
Issuance of stock for cash	58,667	6	-	-	49,995	-	-	50,001
Net loss, 1998	-	-	-	-	-	(54,404)	-	(54,404)
Balance, December 31, 1998	988,000	$ 99	-	$ -	$ 195,322	$ (212,284)	$ -	$ (16,863)

Issuance of stock for cash	151,918	15	-	-	56,759	-	(4,000)	52,774
Issuance of stock for debt	16,000	2	-	-	8,773	-	-	8,775
Issuance of stock for services	36,000	3	298,667	30	126,467	-	-	126,500
Forgiveness of debt of related party	-	-	-	-	23,000	-	-	23,000
Net loss, 1999	-	-	-	-	-	(181,898)	-	(181,898)
Balance, December 31, 1999	1,191,918	$ 119	298,667	$ 30	$ 410,321	$ (394,182)	$ (4,000)	$ 12,288

Cancel stock returned to company	(10,667)	(1)	-	-	(3,999)	-	4,000	-
Issuance of stock for cash	4,296,666	430	-	-	667,070	-	(278,539)	388,961
Cancel shares for non-payment	(442,433)	(44)	-	-	(165,868)	-	153,791	(12,121)
Issuance of stock for services	653,667	65	(298,667)	(30)	28,365	-	-	28,400
Forgiveness of debt reclassification	-	-	-	-	(23,000)	-	-	(23,000)
Net loss, 2000	-	-	-	-	-	(419,296)	-	(419,296)
Balance, December 31, 2000	5,689,151	$ 569	-	$ -	$ 912,889	$ (813,478)	$ (124,748)	$ (24,768)

Shares issued for services	879,415	88	-	-	59,814	-	-	59,902
Cash received for subscription receivable	-	-	-	-	-	-	124,748	124,748
Shares issued for Consulting Agreement	300,000	30	-	-	29,970	-	-	30,000
Other adjustment	-	-	-	-	-	1		1
Net loss, 2001	-	-	-	-	-	(339,546)	-	(339,546)
Balance - December 31, 2001	6,868,566	$ 687	-	$ -	$ 1,002,673	$ (1,153,023)	$ -	$ (149,663)

Shares issued for private placement	400,000	40	-	-	17,960	-	-	18,000
Shares issued for services - related party	1,100,833	110	-	-	32,390	-	-	32,500
Shares issued for the reverse acquisition of Cyper	20,000,000	2,000	-	-	-	-	-	2,000
Shares issued in relation to the reverse acquisition of Cyper	4,000,000	400	-	-	119,600	-	-	120,000
Shares cancelled in lieu of issuance of warrants for past services rendered	(1,912,748)	(191)	-	-	-	-	-	(191)
Stock warrants issued for services - related party	-	-	-	-	31,000	-	-	31,000
Stock warrants exercised by management	3,255,880	326	-	-	-	-	-	326
Shares issued for the settlement of related party advances	116,118	12	-	-	23,212	-	-	23,224
Cancellation of shares issued in prior years	(65,467)	(7)	-	-	7	-	-	-
Shares issued for the settlement of accounts payable for services performed	370,000	37	-	-	66,619	-	-	66,656
Shares issued for the settlement of related party advances	2,233,333	223	-	-	46,777	-	-	47,000
Shares rescinded for the cancellation of the reverse acquisition of Cyper	(20,000,000)	(2,000)	-	-	-	-	-	(2,000)
Issuance of stock for settlement of Cyper reverse acquisition	250,000	25	-	-	17,475	-	-	17,500
Shares issued for the settlement of advances made to the Company for the Cyper settlement	1,388,889	139	-	-	62,361	-	-	62,500
Net loss, 2002	-	-	-	-	-	(570,874)	-	(570,874)
Balance - December 31, 2002	18,005,404	$ 1,801	-	$ -	$ 1,420,074	$ (1,723,897)	$ -	$ (302,022)

Shares issued for the settlement of related party advances	4,861,111	486	-	-	149,514	-	-	150,000
Shares issued for the settlement of accounts payable for services performed	66,300	7	-	-	1,319	-	-	1,326
Shares returned as a result of clerical error in a prior year	(66,300)	(7)	-	-	(1,319)	-	-	(1,326)
Net loss, 2003	-	-	-	-	-	(414,601)	-	(414,601)
Balance - December 31, 2003	22,866,515	$ 2,287	-	-	1,569,588	(2,138,498	-	(566,623)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION

[A DEVELOPMENT STAGE COMPANY]

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended December 31,		For the period from June 15, 1996 [Inception] to
	2003	2002	12/31/03
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (414,601)	$ (570,874)	$ (2,138,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	41,487
Impairment of investment	-	-	61,240
Writedown of assets	-	6,156	42,253
Writedown of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	80,000	80,000
Settlement of debt, net	-	-	(19,052)
Stock based on compensation, management fees - related party	151,326	183,500	615,603
(Increase) decrease in:
Advances receivable - related parties	3,120	-	(45,177)
Inventories	-	-	(28,510)
Prepaid expenses	5,977	(720)	5,257
Other	-	135	135
Increase (decrease) in:
Accounts payable and accrued expenses	(50,652)	110,854	214,132
Accrued officer compensation	252,000	115,500	367,500
Advances payable - related parties	54,322	55,730	207,002
Net Cash Used in Operating Activities	1,492	(19,719)	(577,459)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of property and equipment	-	-	(45,730)
Net Cash Used in Investing Activities	-	-	(66,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Cash overdraft	(604)	1,064	460
Proceeds from subscription receivables - net	-	-	124,748
Proceeds from issuance of common stock - net	-	18,000	537,516
Net Cash Provided by Financing Activities	(604)	19,064	644,798

Net (decrease) in cash	888	(655)	888
Cash - beginning of period	$ -	655	-
Cash - end of period	$ 888	$ -	$ 888

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  The Company

  American Entertainment and Animation Corporation ("AEAC" or "the Company") (a development stage company), a Delaware corporation, was incorporated on May 9, 1996. The Company is headquartered in Ontario, Canada and operates primarily in the United States and Canada. On June 15, 1996, AEAC acquired all of the outstanding stock of California Electric Automobile Co., Inc. ("CEAC"), a California corporation incorporated on November 14, 1995 (together the "Company").

  The Company is in the development stage as defined in Financial Accounting Standards Board Statement No.7. "Accounting and Reporting For Development Stage Companies." To date, the Company has generated minimal sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

  The Company's mission is to create, develop and produce computer-animated feature films.

  Cyper Entertainment, Inc.

  On April 22, 2002, the Company issued 20,000,000 shares of common stock in exchange for 100% of outstanding common stock of Cyper Entertainment, Inc. ["Cyper"], a company located in Seoul, Korea. Cyper is a 3D Digital Animation Production company providing services to the television, commercial and film industries. Cyper was established in January 2000. Cyper's intention was to establish a North American subsidiary whereby it could stage its advance into the North American market. This transaction was subsequently cancelled and the Company rescinded the 20,000,000 shares of common stock. In accordance with a Settlement Agreement entered into by the two parties, the shareholders of Cyper were entitled to receive cash of $20,000, marketable securities with a fair market value of $42,500, and 250,000 common shares of the Company. The cash and marketable securities deliverable by the Company under the settlement were loaned to the Company by Marc Hazout, the Company's sole officer and director.

  Going Concern

  The Company's financial statements as of and for the year ended December 31, 2003 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of approximately $415,000 for the year and has accumulated losses since inception of approximately $2,138,000. In addition, the Company's had a working capital deficiency of approximately $567,000 at December 31, 2003. These factors create an uncertainty about the Company's ability to continue as a going concern. Management's plans to alleviate these factors and allow the Company to continue as a going concern primarily consisting of seeking additional equity investments. The ability of the Company to continue as a going concern is dependent on the success of its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

    Cash and Cash Equivalents

    For purposes of the cash flows statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2003.

    Property and Equipment

    Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally from three to five years. As of December 31, 2003 the Company either disposed of or fully depreciated its property and equipment.

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

    Loss per share of Common Stock

    Loss per share and common equivalent share are calculated on the basis of weighted average number of common shares outstanding. As of December 31, 2003 and 2002, the Company had no common stock equivalents outstanding.

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

    Development Expense

Development expenses are charged to the consolidated statement of operations when incurred. The Company considers that uncertainties inherent in the research and development of its animation products preclude it from capitalizing such costs. This treatment includes upfront and milestone payments made to third parties in connection with collaborations. Development expense for the years ended December 31, 2003 and 2002, were $0 and $60,000, respectively.

  Related Parties

Advances payable - related parties consists of an advance received from a company controlled by an officer and shareholder of the Company. The advance does not have a stated maturity date or interest rate.

During the year, the following transactions involving related parties occurred:

  In 2003, the Company issued 4,861,111 common shares, valued at approximately $150,000, for advances of approximately $150,000 from a related party company whose officer and shareholder is a shareholder of the Company.

  During the year ended December 31, 2003, the Company issued approximately 66,300 shares of its common stock, valued at approximately $1,326, for services provided by a former officer and shareholder of the Company. The shares were returned to the Company as the result of an overissuance of shares in a prior year as a result of a clerical error.

  The Company is party to a month-to-month lease for office space for approximately $2,800 per month with a company owned by an officer and shareholder of the Company. Rental expense under this lease for the year ended December 31, 2003 was approximately $31,092.

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

  Income Taxes

  At December 31, 2003 the Company has recorded a net deferred tax asset of approximately $638,000. This deferred tax asset is due primarily to the accumulated net operating losses. A valuation allowance of an equal amount has been recorded because the Company believes it is more likely than not that the losses will not be utilized. The valuation allowance increased approximately $141,300 and $96,700 for the years ended December 31, 2003 and 2002, respectively.

  The Company has accumulated approximately $1,876,000 of taxable losses, which can be used to offset future federal taxable income. The utilization of the losses expires as follows:

Year	Amounts
2015	$ 800
2016	10,600
2017	49,600
2018	26,800
2019	87,200
2020	417,000
2021	338,000
2022	531,000
2023	415,000
Total	$1,876,000

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

  Statement of Cash Flows Supplemental Disclosures

  During the year ended December 31, 2003, the Company issued 4,861,111 shares of its common stock in lieu of approximately $150,000 cash in settlement of related party advances.

  During the year ended December 31, 2003, the Company issued 66,300 shares of its common stock for the settlement of approximately $1,326 of payables due to a former director and current shareholder for services performed. The shares were returned to the Company as the result of an overissuance of shares in a prior year as a result of a clerical error.

  For the year ended December 31, 2003 and 2002, there were no cash payments for income taxes and no cash was paid for accrued interest.

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

  New Authoritative Pronouncements

  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal periods beginning after December 15, 2002.

  In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

  The Company expects that the adoption of the new Statements will not have a significant impact on its financial statements.

  Commitments and Contingencies

  In July 2002, the Company entered into an employment agreement with an officer of the Company. The agreement provides for an annual salary of approximately $252,000. During the year ended December 31, 2003 and 2002, $252,000 and $115,500 respectively is included in the statement of operations in management and director fees. The term of the employment agreement is for three years and carries an option for renewal upon mutual agreement between the officer and the Company.

  Subsequent Event

On April 8, 2004, the Company issued 375,000 restrictive shares of its common stock, valued at $15,000, for the settlement of advances due to an officer and director in the amount of $15,000.