Form 10QSB
period 2004-03-31
AMERICAN ENTERTAINMENT & ANIMATION CORP
filed 2004-05-17
CIK 1017290

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

1121 Steeles Avenue West, Suite 803

Toronto, Ontario M2R 3W7

(Address of Principal Executive Offices)

(416) 661-4989

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 23,241,515 shares of its Common Stock, $0.0001 par value, as of May 11, 2004.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

As of March 31, 2004 (Unaudited)

ASSETS
Current assets:
Cash	$ 549
Total current assets	549

Total assets	$ 549

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	132,146
Accrued officer compensation	430,500
Advances payable - related parties	76,483
Total current liabilities	639,129

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value 20,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value, 150,000,000 shares authorized 22,866,515 issued and outstanding	2,287
Additional paid-in capital	1,569,587
Deficit accumulated during development stage	(2,210,454)
Total Stockholders' Deficit	(638,580)

Total Liabilities and Stockholders' Deficit	$ 549

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months ended March 31		For the period from June 15, 1996 (Inception) to
	2004	2003	March 31, 2004

Net Revenues	$ -	$ -	$ 64,888

Cost of Revenues	-	-	74,482
Development Expense	-	-	60,000
Gross Profit	-	-	(69,594)

Operating Expenses:
Legal and professional fees	3,934	30,576	454,950
Management and directors' fees	63,000	63,000	923,588
Advertising expense	713	708	49,475
General and administrative	5,546	7,297	375,371
Consulting	--	-	168,738
Total Operating Expenses	73,193	101,581	1,972,122

Loss From Operations	(73,193)	(101,581)	(2,041,716)

Other Income (Expenses)
Interest income - related parties	-	-	15,905
Interest expense - related parties	-	-	(8,422)
Settlement with Cyper Entertainment, Inc.	-	-	(80,000)
Loss on disposal of asset	-	-	(15,371)
Loss on investment	-	-	(61,240)
Other expense	1,237	(542)	(19,610)

Total Other Income (Expenses)	1,237	(542)	(168,738)

Net Loss	$ (71,956)	$ (102,123)	$ (2,210,454)

Net loss per common share - basic and diluted	$ (0.00)	$ (0.01)

Weighted average number common shares issued	22,866,515	18,005,404

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months ended March 31		For the period from June 15, 1996 (Inception) to
	2004	2003	March 31, 2004
Cash Flows From Operating Activities

Net loss	$ (71,956)	$ (102,123)	$ (2,210,454)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	-	41,487
Impairment of investments	-	-	61,240
Writedown of assets	-	-	42,253
Writedown of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	-	(19,052)
Stock based on compensation, management fees - related party	-	-	615,603
(Increase) decrease in:
Accounts receivable - related parties	-	3,120	(45,177)
Inventories	-	-	(28,510)
Prepaid expenses	-	-	5,257
Other	-	-	135
Increase (decrease) in:
Accounts payable and accrued expenses	3,201	(70,491)	217,333
Accrued officer compensation	63,000	63,000	430,500
Accounts payable - related parties	5,416	92,934	212,418

Net Cash (Used in) Operating Activities	(339)	(13,560)	(577,798)

Cash Flows From Investing Activities
Investments in subsidiaries	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of property and equipment	-	-	(45,730)

Net Cash (Used) by Investing Activities	-	-	(66,451)

Cash Flows From Financing Activities
Payments on notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Bank overdraft	-	13,560	460
Proceeds from subscription receivables - net	-	-	124,748
Proceeds from issuance of common stock - net	-	-	537,516

Net Cash Provided by Financing Activities	-	13,560	644,798

Net increase in cash	(339)	-	549
Cash, beginning of period	888	-	-
Cash, end of period	$ 549	$ -	$ 549

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2004 (Unaudited)

  Basis of Presentation

  The accompanying unaudited consolidated financial statements of American Entertainment and Animation Corp., and Subsidiary ("the Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results for a full year. The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-KSB for the year ended December 31, 2003. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated.

  Going Concern

  The Company's financial statements for the three months ended March 31, 2004 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss of approximately $71,956 for the three months ended March 31, 2004, and has accumulated losses since inception of approximately $2,210,454. In addition, the Company has a working capital deficiency of approximately $638,580 at March 31, 2004. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's primary ongoing liabilities at this time are the administrative costs of complying with its securities law reporting obligations, and the salary of the Company's sole director and officer. The Company's plan is to merge with or acquire a viable private business that desires the benefits of the Company's status as a public company. Pending an acquisition or merger, the Company plans to satisfy its ongoing administrative costs by the deferral of salary to the Company's sole officer and director and by loans or equity investments from the Company's sole officer and director. The ability of the Company to continue as a going concern is dependent on the success of its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

  Income Taxes

  For the three months ended March 31, 2004, the deferred tax asset of approximately $662,000 generated by net operating losses has been offset by a valuation allowance of a like amount, as the Company believes that it is more than likely than not that the losses will not be utilized.

  Loss per Share

  Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the anti-dilutive effect of the assumed exercise of outstanding common stock equivalents at March 31, 2004, loss per share does not give effect to the exercise of these common stock equivalents in the current reporting period, but they may dilute earnings per share in the future. For the three months ended March 31, 2004, the outstanding options and warrants were nil.

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

  Statements of Cash Flows Supplemental Disclosures

  For the three months ended March 31, 2004, there were no cash payments for income taxes or interest expense by the Company.

  Commitments and Contingencies

  In July of 2002, the Company entered into an employment agreement with an officer of the Company. The agreement provides for an annual salary of approximately $252,000. During the three months ended March 31, 2004, $63,000 is included in the statement of operations, in management and director fees. The term of the employment agreement is for three years and carries an option for renewal upon mutual agreement between the officer and the Company.

  Subsequent Events

On April 8, 2004, the Company issued 375,000 of restricted shares of its common stock, valued at $15,000, for the settlement of advances due to an officer and director in the amount of $15,000. The common stock was valued at its market price on the date of issuance.

Item 2. Management's Discussion an Plan of Operation

CERTAIN FORWARD-LOOKING INFORMATION

Certain statements in this Quarterly Report on Form 10-QSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein. The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB.

The Company cannot avail itself of the safe harbor protections of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934 with respect to any forward-looking statements contained herein because the Company is a blank check company.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and March 31, 2003

Net sales were $0 for both the quarters ended March 31, 2004 and March 31, 2003. The reason for the lack of sales in the first quarter of 2004 is that the Company does not have a source of revenue and continues to seek prospects for potential business combinations with viable businesses.

Total operating expenses for the Company decreased by $28,388 over the same period last year to $73,193, which is approximately 28% percent below the amount of $101,581 of operating expenses for the quarter ended March 31, 2003. The principal reasons for this decrease was a decrease in legal and professional fees of approximately $26,642 over the same period in 2003.

Net loss for the quarter ended March 31, 2004 was ($71,956), compared to a net loss of ($102,123) for the similar period in 2003. The principal reason for is the impact of the factors discussed immediately above.

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

GOING CONCERN

As of March 31, 2004 the Company had a stockholders' deficit of ($638,580). The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

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

b) Reports on Form 8-K

March 10, 2004, a Form 8-K was filed to report on the change of address and telephone number of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION
Date May 14, 2004	/s/ Marc Hazout
By: Marc Hazout, President and Chief Executive Officer