Form 10QSB
period 2004-06-30
AMERICAN ENTERTAINMENT & ANIMATION CORP
filed 2004-08-13
CIK 1017290

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 23,241,515 shares of its Common Stock, $0.0001 par value, as of August 11, 2004.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

FORM 10-QSB REPORT INDEX
Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheet as of June 30, 2004	3
Consolidated Statements of Operations for the Six Months Ended June 30, 2004 and 2003, for the Three Months Ended June 30, 2004 and 2003, and for the Period from June 15, 1996 to June 30, 2004	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 and for the Period from June 15, 1996 to June 30, 2004	5
Notes to Unaudited Consolidated Financial Statements for the Six and Three Months Ended June 30, 2004	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	8
Item 3. Controls and Procedures	10
PART II. OTHER INFORMATION	10
Item 1. Legal Proceedings	10
Item 2. Changes in Securities	10
Item 3. Defaults on Senior Securities	10
Item 4. Submission of Matters to a Vote of Security Holders	10
Item 5. Other Information	10
Item 6. Exhibits and Reports on Form 8-K	10
Signatures	10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

As of June 30, 2004 (Unaudited)
ASSETS
Current Assets:
Cash	$ 604
Total current assets	604

Total Assets	$ 604

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 132,640
Accrued officer compensation	493,500
Advances payable - related parties	13,753
Total Current Liabilities	639,893

Stockholders' deficit:
Preferred stock, $0.0001 par value 20,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value, 150,000,000 shares authorized 23,241,515 issued and outstanding	2,375
Additional paid-in capital	1,644,995
Deficit accumulated during development stage	(2,286,659)
Total Stockholders' Deficit	(639,289)

Total Liabilities and Stockholders' Deficit	$ 604

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the 6 month period ended June 30		For the 3 month period ended June 30		For the period from June 15, 1996 (Inception) to
	2004	2003	2004	2003	June 30, 2003

NET REVENUES	$ -	$ -	$ -	$ -	$ 64,888

COST OF REVENUES	-	-	-	-	74,482
DEVELOPMENT EXPENSE	-	-	-	-	60,000
GROSS MARGIN	-	-	-	-	(69,594)

OPERATING EXPENSES
Legal and professional fees	$ 18,741	$ 95,068	$ 14,807	64,492	$ 469,757
Management and directors' fees	126,000	126,000	63,000	63,000	986,588
Advertising expense	1,002	1,655	289	947	49,764
General and administrative	5,496	15,127	(50)	7,830	375,321
Consulting	-	-	-	-	168,738
Total Operating Expenses	151,239	237,850	78,046	136,269	2,050,168

LOSS FROM OPERATIONS	(151,239)	(237,850)	(78,046)	(136,269)	(2,119,762)

Other Income (Expenses)
Interest income - related parties	-	-	-	-	15,905
Interest expense - related parties	-	-	-	-	(8,422)
Settlement with Cyper Entertainment, Inc.	-	-	-	-	(80,000)
Loss on disposal of asset	-	-	-	-	(15,371)
Loss on investment	-	-	-	-	(61,240)
Other income (expense)	3,078	(2,253)	1,841	(1,711)	(17,769)

Total Other Expenses	3,078	(2,253)	1,841	(1,711)	(166,897)

Net Loss	$ (148,161)	$(240,103)	$ (76,205)	$(137,980)	$ (2,286,659)

Net loss per common share - basic and diluted	$ (0.01)	$ 0.01	$ (0.00)	$ 0.01

Weighted average number common shares outstanding	23,037,531	18,390,303	23,208,548	18,770,972

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
	For the 6 months period ended June 30,		For the period from June 15, 1996 (Inception) to
	2004	2003	June 30, 2004
Cash Flows From Operating Activities

Net loss	$ (148,161)	$ (240,103)	$ (2,286,659)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	-	41,487
Impairment of investments	-	-	61,240
Writedown of assets	-	-	42,253
Writedown of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	95,000	(19,052)
Stock based on compensation, management fees - related party	-	-	615,603
(Increase) decrease in:
Accounts receivable - related parties	-	3,120	(45,177)
Inventories	-	-	(28,510)
Prepaid expenses	-	-	5,257
Other	-	-	135
Increase (decrease) in:
Accounts payable and accrued expenses	3,696	(31,579)	217,828
Accrued management compensation	126,000	126,000	493,500
Accounts payable - related parties	18,181	47,483	225,183
Net Cash (Used in) Operating Activities	(284)	(79)	(577,743)

Cash Flows From Investing Activities
Investments in subsidiaries	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of property and equipment	-	-	(45,730)
Net Cash (Used) by Investing Activities	-	-	(66,451)

Cash Flows From Financing Activities
Payments on notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Cash overdraft	-	79	460
Proceeds from subscription receivables - net	-	-	124,748
Proceeds from issuance of common stock - net	-	-	537,516
Net Cash Provided by Financing Activities	-	79	644,798

Net increase (decrease) in cash	(284)	-	604
Cash, beginning of period	888	-	-
Cash, end of period	$ 604	$ -	$ 604

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENTERTAINMENT AND ANIMATION CORP. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six and Three Months Ended June 30, 2004 (Unaudited)

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

2. Going Concern

The Company's financial statements for the three and six months ended June 30, 2004 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss of approximately $76,205 and $148,161 for the three and six months ended June 30, 2004, and has accumulated losses since inception of approximately $2,286,659. In addition, the Company has a working capital deficiency of approximately $649,290 at June 30, 2004. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's primary ongoing liabilities at this time are the administrative costs of complying with its securities law reporting obligations, and the salary of the Company's sole director and officer. The Company's plan is to merge with or acquire a viable private business that desires the benefits of the Company's status as a public company. Pending an acquisition or merger, the Company plans to satisfy its ongoing administrative costs by the deferral of payment of salary to the Company's sole officer and director and by loans or equity investments from the Company's sole officer and director. The ability of the Company to continue as a going concern is dependent on the success of its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Income Taxes

For the six months ended June 30, 2004, the deferred tax asset of approximately $688,000 generated by net operating losses has been offset by a valuation allowance of a like amount, as the Company believes that it is more than likely than not that the losses will not be utilized.

4. Additional Paid-In Capital

Pursuant to Section 16 of the Securities Exchange Act of 1934, the Company's sole director and chief executive officer agreed that in consideration for his receipt of $50,495 of short swing profits, the Company may correspondingly reduce the amount it owes to him as accrued officer compensation. The $50,495 amount has been credited to additional paid-in capital.

5. Loss per Share

Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the anti-dilutive effect of the assumed exercise of outstanding common stock equivalents, loss per share does not give effect to the exercise of these common stock equivalents in any of the reporting periods, but they may dilute earnings per share in the future. For the three and six months ended June 30, 2004, the outstanding options and warrants were nil.

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

8. Statements of Cash Flows Supplemental Disclosures

For the three and six months ended June 30, 2004, there were no cash payments for income taxes or interest expense by the Company.

During the six months ended June 30, 2004, the Company issued 375,000 shares of its common stock in lieu of approximately $15,000 cash in settlement of related party advances.

9. Commitments and Contingencies

In July 2002, the Company entered into an employment agreement with an officer of the Company. The agreement provides for an annual salary of approximately $252,000. During the six months ended June 30, 2004, $126,000 is included in the statement of operations, in management and director fees. The term of the employment agreement is for three years and carries an option for renewal upon mutual agreement between the officer and the Company.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 and June 30, 2003

Net sales were $0 for both the quarters ended June 30, 2004 and June 30, 2003. The reason for the lack of sales in the second quarter of 2004 is that the Company does not have a source of revenue and continues to seek prospects for potential business combinations with viable businesses.

Total operating expenses for the Company decreased by $58,223 over the same period last year to $78,046, which is approximately 42% percent below the amount of $136,269 of operating expenses for the quarter ended June 30, 2003. The principal reasons for this decrease was a decrease in legal and professional fees of approximately $49,685 and general and administrative expenses of approximately $7,830 over the same period in 2003.

Net loss for the quarter ended June 30, 2004 was ($76,205), compared to a net loss of ($137,980) for the similar period in 2003. The principal reason for is the impact of the factors discussed immediately above.

Six Months Ended June 30, 2004 and June 30, 2003

Net sales were $0 for both the periods ended June 30, 2004 and June 30, 2003 for the reasons stated above.

Total operating expenses for the Company decreased by $86,611 over the same period last year to $151,239, which is approximately 36% percent below the amount of $237,850 of operating expenses for the six months ended June 30, 2003. The principal reasons for this decrease in operating expenses was a decrease in legal and professional fees of approximately $76,327 and general and administrative expenses of approximately $9,631 over the same period in 2003.

Net loss for the six months ended June 30, 2004 was ($148,161), compared to a net loss of ($240,103) for the similar period in 2003. The principal reason for is the impact of the factors discussed immediately above.

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

GOING CONCERN

As of June 30, 2004 the Company had a stockholders' deficit of ($639,289). The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a) Exhibits

None.

  Reports on Form 8-K

June 15, 2004, a Form 8-K was filed to reporting on Section 16 short swing profit issue.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION
Date August 13, 2004	/s/ Marc Hazout
By: Marc Hazout, President and Chief Executive Officer