Form 10KSB
period 2004-12-31
SILVER DRAGON RESOURCES, INC.
filed 2005-04-13
CIK 1017290

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number 0-29657

SILVER DRAGON RESOURCES INC.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of April 6, 2005 was $3,688,210.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of April 6, 2005, the Registrant had 28,375,533 common shares outstanding.

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

PART I

Item 1. Description of Business

Corporate History

Silver Dragon Inc., f/k/a American Entertainment and Animation Corporation, and American Electric Automobile Company, Inc. (the "Company") was formed in the State of Delaware on May 9, 1996.

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

Art and Film Business

On December 3, 2002, the Company purchased from Tempest Artwork Ltd. the exclusive option to acquire the rights to produce a feature film or television production based on the original portrait of William Shakespeare by John Sanders. The purchase price of the option was $30,000, and was for a period of one year. The option price was $30,000 plus royalties on various revenue streams that would be derived from the final production. The Company did not have funding to produce the final production, and accordingly did not exercise the option.

On May 28, 2003, the Company signed a letter of intent with Words and Pictures Productions, Inc. to co-produce a full-length 3D animated feature film based on the Uncle Mugsy animated character. To date, the Company has not signed a formal contract relating to the subject matter of the letter of intent, and has no intention of doing so.

Silver Mining Business

On February 21, 2005, the Company signed a letter of intent with Sino Silver Corp. (''Sino Silver"), whereby the Company would acquire 50% of Sino Silver's interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation and development of a property located in the Erbaohuo Silver District in Northern China. Sino Silver owns 60% of the equity in a Chinese company, Sino-Top Resources and Technology, Ltd., which holds the exploration and mining rights to several properties, including the one that is the subject of the Letter of Intent. To date, the Company has not signed a formal contract relating to the subject matter of the Letter of Intent.

On February 25, 2005, the Company amended its Certificate of Incorporation to change its name to "Silver Dragon Resources Inc." in order to better reflect its current business strategy focusing on global silver exploration and development.

The Company continues in its attempts to finalize a definitive agreement with Sino Silver, however, there is no assurance that such an agreement will be finalized.

Recent Equity Sales

On January 31, 2005 the Company sold 1,500,000 shares of common stock to accredited investors for a total of $30,000.

Between January 31, 2005 and April 5, 2005, the Company sold 180,000 shares of common stock in a private placement offering pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and/or Section 4(2) of the Securities Act, and/or Regulation D promulgated thereunder. Each share was sold for a price of $0.10 and the Company has received $18,000 in proceeds for the sale of the shares as of April 5, 2005.

The Company is currently holding an additional $244,500 in escrow pursuant to this offering, which is being held pending completion of a definitive agreement with Sino Silver Corp. If the transaction with Sino Silver is completed, the Company will issue 2,445,000 shares of common stock pursuant to these subscriptions. If the transaction is not completed, the proceeds will be returned at the option of the subscribers.

If the transaction with Sino Silver Corp. is completed, a substantial portion of the proceeds generated from the private placement will be used to fulfill the Company's obligations relating to a mining property in China. The remaining proceeds will be used for working capital and general corporate purposes.

No commissions or other fees were paid in connection with the sale of the shares. Each investor is an accredited investor under the Securities Act and the securities were sold without any general solicitation by the Company or its representatives.

Intellectual Property

The Company has no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts that management believes have any value.

Employees

The Company has no full or part-time employees, other than Marc Hazout, the Company's President, CEO and a director, and Donald J. Robinson, a director. Mr. Hazout is employed pursuant to an Employment Agreement. Because the Company is not in active operations at this time, Mr. Hazout only devotes part-time to the performance of services for the Company on an as-needed basis.

Risk Factors

You should consider each of the following risk factors and any other information set forth in this Form 10-KSB and the other Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company's business and financial condition, results or prospects could be harmed.

NO REVENUE AND MINIMAL ASSETS.

The Company presently does not have any revenues, nor does it anticipate operating income in the near future. Ultimately, the Company will be required to acquire revenue producing silver mines (or interests therein), obtain interests in mining properties that can be sold or licensed to strategic partners or third parties and/or develop producing mines on its own in order to generate revenues. These activities will be undertaken over a number of years. No assurances can be given that the Company will be able to obtain the necessary funding during this time to remain in operation. The inability to raise additional funds will have a material adverse affect on the Company's business, plan of operation and prospects.

SPECULATIVE NATURE OF COMPANY'S PROPOSED MINING OPERATIONS. As this is the Company's first foray into the business of silver mining, the Company has a very limited experience upon which an evaluation of its future success or failure can be made. The Company's ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, its ability to (i) identify and acquire silver mining properties or interests therein that ultimately have probable or proven silver reserves, (ii) sell such silver mining properties or interests to strategic partners or third parties or commence mining of silver, (iii) produce and sell silver at profitable margins and (iv) raise the necessary capital to operate during this period. At this stage in the Company's development, it cannot be predicted how much financing will be required to accomplish its objectives. Furthermore, the search for silver as a business is extremely risky. The Company cannot provide any assurances that the silver mining interests that it acquires will contain commercially exploitable reserves of silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. The current price of an ounce of silver is approximately $7.03. The price of silver has increased over the past few years thereby contributed to the renewed interest in silver mining. However, the price of silver fluctuates, and in the event that the price of silver falls, the interest in the silver mining industry may decline and the value of the Company's business could be adversely affected.

COMPETITION IN THE SILVER EXPLORATION BUSINESS. The Company competes with other silver mining and exploration companies possessing far greater financial resources, technical facilities, personnel and experience in connection with the acquisition of silver exploration and mining properties, and is currently an insignificant participant in the business of silver exploration and development.

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

REGULATION. In the event the Company acquires silver mining interests outside North America, it will have to deal with foreign regulatory and governmental agencies, and the rules and regulations of such agencies. No assurances can be given that it will be successful in its efforts. Furthermore, it is possible that the legal and regulatory environment pertaining to the exploration and development of silver mining properties in such jurisdictions will change. Uncertainty and new regulations and rules could increase the Company's cost of doing business or prevent it from conducting its business.

NO DIVIDENDS. The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

PENNY STOCK RULES LIMIT MARKET AND LIQUIDITY. Trading in the Company's common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". The Company's common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), which imposes additional sales practice requirements on broker/dealers who sell the Company's common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of the Company's common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in the Company's common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling Sino Silver common stock and may cause the price of the common stock to decline.

LOW LIQUIDITY. Although the Company's common stock is listed for trading on the Over-the-Counter Electronic Bulletin Board, the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company's common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company's common stock, and the current market price may not be indicative of future market prices.

Item 2. Description of Property

Up until March 1, 2004, the Company subleased space at 8500 Leslie Street, Suite 500, Markham, Ontario, Canada, for its corporate offices. The Company paid $2,800 per month plus applicable taxes. Since March 1, 2004, the Company has been maintaining its offices at 1121 Steeles Avenue West, Suite 803, Toronto, Ontario, Canada.

Item 3. Legal Proceedings

The Company was not the subject of any pending or threatened legal proceedings as of April 1, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4.

PART II

Item 5. Market for Common Equity and Other Shareholder Matters

The Company's common stock is registered with the United States Securities and Exchange Commission under section 12(g) of the Securities Exchange Act of 1934. The Company's stock is traded on the Over the Counter Bulletin Board under the symbol "SDRG." From January 1, 2001 to July 16, 2002, the Company's common stock traded under the symbol "AEAC." On or about July 16, 2002, the Company's trading symbol changed to "AEAN" as a result of the change in the Company's name its previous name. On March 9, 2005, following the change of the Company's name, the Company's trading symbol changed to "SDRG".

The following table summarizes the low and high prices for the company's common stock for each of the calendar quarters for the fiscal years ended December 31, 2003 and 2004.
	2003		2004
	High	Low	High	Low
First Quarter	0.14	0.03	0.12	0.025
Second Quarter	0.16	0.05	0.07	0.015
Third Quarter	0.09	0.01	0.06	0.016
Fourth Quarter	0.14	0.02	0.075	0.021

The high and low quotes on the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There were 70 shareholders of record of the common stock as of December 31, 2004. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2003 or 2004.

During 2004 the Company issued 575,000 shares of common stock to its sole officer and director in consideration for $25,000. The shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933. Of the shares issued in 2004, 200,000 shares were issued in the fourth quarter of 2004 in settlement of payables of $10,000 due to Mr. Hazout.

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

Results of Operation

During the years ended December 31, 2004 and 2003, the Company did not have any revenues.

During the years ended December 31, 2004 and 2003, the Company incurred operating expenses of $387,922 and $405,822 respectively. The Company's operating expenses were relatively consistent with those of 2003 as a result of a similar level of corporate activity during both fiscal years.

During the years ended December 31, 2004 and 2003, the Company incurred net other income (expense) of ($11,106) and ($8,779), respectively which relates to losses on foreign exchange.

During the years ended December 31, 2004 and 2003, the Company reported a net loss of ($399,028) and ($414,601), respectively. Again the similarity in corporate activity during both fiscal years resulted in only a minor decrease in the net loss in 2004 as compared to 2003.

Liquidity and Capital Resources

As of December 31, 2004 the Company had nil cash, current assets of nil and current liabilities of $890,155, for a working capital deficit of ($890,155). Included in current liabilities are accounts payable and accrued expenses of $146,427 and accrued compensation to the Company's sole director and officer of $659,005. During 2004, the Company has been dependent on loans from its sole director and officer to pay routine expenses, and the issuance of its common stock to satisfy expenses. The balance due to related parties for advances was $84,714 as at December 31, 2004.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a large net operating loss in the year ended December 31, 2004, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management has provided operating capital to the Company and has developed a plan to raise additional capital. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information concerning directors, executive officers and key employees of the Company:
Name	Age	Position
Marc M. Hazout	40	President, Chief Executive Officer and Director
Donald J. Robinson	51	Director

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

During 2004, the Board of Directors held 2 meetings.

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

Donald J. Robinson, Ph.D has been a director of the Company since March 28, 2005. Dr. Robinson has been President and director of Eastmain Resources (TSX:ER) since 1994. Dr. Robinson formerly operated a private consulting firm, Robinson Exploration Services Limited ("RESL"), which specialized in the exploration of base and precious metals within Canada, the United States and Australia. For two years he managed the exploration of a gold-rich VMS discovery at Lewis Ponds, Australia for Tri Origin Exploration Ltd. Prior to forming RESL, Dr. Robinson initiated an integrated base and precious metal program, on behalf of Westmin Resources Ltd., which led to the discovery of the Eau Claire gold deposit at Clearwater. Dr. Robinson earned a Ph.D. degree from the University of Western Ontario in 1982. His thesis, based on the Redstone nickel-copper deposit located near Timmins, Ontario, was sponsored by BHP Minerals Canada Ltd. (formerly Utah Mines Ltd.).

Compliance with Section 16

Based on the Company's review of filings received by it, the Company believes that Mr. Hazout filed all forms that he was required to file under Section 16 in 2004, although some forms may not have been filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the Company's Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table
		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Other annual compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#) (1)

Marc Hazout, CEO, Director	2004 2003 2002	252,000 252,000 115,500	-- -- 17,010	-- -- --	-- -- --

Pierre Quilliam, CEO, Director	2004 2003 2002	-- -- --	-- -- --	-- -- 39,150	-- -- 750,000

Stephen Cohen, Secretary, Director	2004 2003 2002	-- -- --	-- -- --	-- -- 6,000	-- -- 750,000
  The securities underlying these options are the shares of the Company's Common Stock, $0.0001 par value.

The Company did not grant any options or stock appreciation rights or make an award under any long-term incentive plan to any of its named executive officers during the last fiscal year. The Company did not reprice any options or stock appreciation rights during the last fiscal year. None of the Company's named executive officers exercised any options or stock appreciation rights during the last fiscal year.

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

On March 31, 2005, the Company issued 3,254,018 restricted shares to Travellers International, Inc., a company owned by Mr. Hazout, in consideration for accrued salary and expenses owing to Mr. Hazout pursuant to the Employment Agreement.

Compensation of Directors

The Company's past policy has been to pay its non-management directors $500 in restricted common stock for each board meeting attended. In addition, directors are reimbursed for any reasonable expenses incurred in the connection with attendance at board or committee meetings or any expenses generated in connection with the performance of services on the behalf of the Company. The Company currently has two directors, one of whom is also the chief executive officer of the Company. The Company is currently exploring acquisition possibilities. The Company anticipates that its policy on director compensation will change when and if it makes a material acquisition.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 1, 2005, with respect to the beneficial ownership of the Company's Common Stock by (i) each executive officer and director of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) any person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Marc Hazout (2) 1121 Steeles Avenue West, Suite 803 Toronto, Ontario M2R 3W7	15,203,351	53.5%

Donald J. Robinson RR#1 834572, 4th Line, Mono Orangeville, Ontario Canada L9W 2Y8	--	0.0%

Officers and Directors	15,203,351	53.5%

(1) Based on 28,375,533 shares issued and outstanding as of April 6, 2005.

(2) Based on 15,203,351 shares owned by Travellers International, Inc., a company owned by Mr. Hazout.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 about our compensation plans under which shares of stock have been authorized:
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

On May 28, 2003, the Company issued Travellers International, Inc. 3,500,000 shares of the common stock in settlement of payables of $157,500 due to Mr. Hazout, which included $62,500 of the Cyper settlement.

On October 21, 2003, the Company issued Travellers International, Inc. 2,000,000 shares of the common stock in settlement of payables of $40,000 due to Mr. Hazout.

On November 14, 2003, the Company issued Travellers International, Inc. 750,000 shares of the common stock in settlement of payables of $15,000 due to Mr. Hazout.

On April 8, 2004, the Company issued Travellers International, Inc. 375,000 shares of the common stock in settlement of payables of $15,000 due to Mr. Hazout.

On November 5, 2004, the Company issued Travellers International, Inc. 200,000 shares of the common stock in settlement of payables of $10,000 due to Mr. Hazout.

On March 31, 2005, the Company issued Travellers International Inc. 3,254,018 shares of the common stock in settlement of accrued and outstanding salary and expenses of $813,504.54 ($864,000 minus short swing profits owing to the Company in the sum of $50,495.46) due to Mr. Hazout pursuant to his Employment Agreement dated July 10, 2002.

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
SILVER DRAGON RESOURCES INC.
Dated: April 13, 2005	/s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: April 13, 2005	/s/ Marc Hazout
Marc Hazout, Director
Dated: April 13, 2005	/s/ Donald J. Robinson
Donald J. Robinson, Director

EXHIBIT A

SILVER DRAGON RESOURCES, INC.

(formerly American Entertainment and Animation Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

Report of Independent Auditors	1
Balance Sheet at December 31, 2004	2
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and for the period June 15, 1996 [Inception] to December 31, 2004	3
Consolidated Statement of Stockholders' Deficit for the period from June 15, 1996 [Inception] to December 31, 2004	4-5
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and for the period June 15, 1996 [Inception] to December 31, 2002	6
Notes to Consolidated Financial Statements	7 - 12

Report of Independent Auditors

To the Board of Directors and Stockholders of

Silver Dragon Resources, Inc. (formerly American Entertainment and Animation Corporation)

We have audited the accompanying consolidated balance sheet Silver Dragon Resources, Inc. and subsidiary [a development stage company] as at December 31, 2004 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003 and for the period from June 15, 1996 [inception] to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative data from June 15, 1996 to December 31, 2001. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2001, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Dragon Resources, Inc. (formerly American Entertainment and Animation Corporation) and subsidiary [a development stage company] as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended and for the period from June 15, 1996 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses from operations and has a net capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Managements' plans are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants

Toronto, Ontario

April 7, 2005

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

(formerly American Entertainment and Animation Corporation)

[A Development Stage Company]

BALANCE SHEET

DECEMBER 31, 2004
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$ 9
Accounts payable and accrued expenses	146,427
Accrued officer compensation (note 11)	659,005
Advances payable - related parties (note 4)	84,714

Total Current Liabilities	890,155

COMMITMENTS AND CONTINGENCIES [Note 11]	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding.	-
Common stock, $0.0001 par value, 150,000,000 shares authorized 23,441,515 shares issued and outstanding	2,345
Additional paid-in capital	1,645,026
Deficit accumulated during development stage	(2,537,526)
TOTAL STOCKHOLDERS' DEFICIT	(890,155)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

(formerly American Entertainment and Animation Corporation)

[A Development Stage Company]

CONSOLIDATED STATEMENT OF OPERATIONS
	For the years ended December 31,		For the period from June 15, 1996 [Inception] to
	2004	2003	12/31/04
NET REVENUES	$ -	$ -	$ 64,888

COST OF REVENUES	-	-	74,482
Development expense	-	-	60,000

GROSS MARGIN	-	-	(69,594)

OPERATING EXPENSES
Legal and professional fees	38,565	117,580	489,581
Management and directors' fees - related party	342,000	252,000	1,202,588
Consulting expense	-	-	168,738
Advertising expense	1,624	2,440	50,386
General and administrative	5,733	33,802	375,558
TOTAL OPERATING EXPENSES	387,922	405,822	2,286,851
LOSS FROM OPERATIONS	(387,922)	(405,822)	(2,356,445)
OTHER INCOME (EXPENSES)
Interest income - related parties	-	-	15,905
Interest expense - related parties	-	-	(8,422)
Settlement with Cyper Entertainment, Inc.	-	-	(80,000)
Loss on disposal of asset	-	-	(15,371)
Loss on investment	-	-	(61,240)
Other (expense) income	(11,106)	(8,779)	(31,953)
TOTAL OTHER EXPENSES	(11,106)	(8,779)	(181,081)

NET LOSS	$ (399,028)	$ (414,601)	$ (2,537,526)

Net loss per common share - basic and diluted	$ (0.02)	$ (0.02)

Weighted average number of common shares outstanding	23,164,940	19,746,119

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

(formerly American Entertainment and Animation Corporation)

[A DEVELOPMENT STAGE COMPANY]

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD JUNE 15, 1996 TO DECEMBER 31, 2004
	Common stock		Common stock to be issued
	Shares	Amount	Shares	Amount	Accumulated Paid-in Capital	Accumulated Deficit	Subscription Receivable	Stockholders' Deficit
Issuance of common stock for founders for services	55,000	$ 6	-	$ -	$ 159	$ -	$ -	$ 165
Issuance of stock to founder for cash	333,334	33	-	-	967	-	-	1,000
Issuance of stock for investment in CEHK	50,000	5	-	-	37,495	-	-	37,500
Issuance of stock to purchase subsidiary	350,000	35	-	-	70	(1,060)	-	(955)
Issuance of stock for cash	13,333	1	-	-	9,999	-	-	10,000
Net loss, 1996	-	-	-	-	-	(14,198)	-	(14,198)

Balance, December 31, 1996	801,667	80	-	-	48,690	(15,258)	-	33,512

Issuance of stock for vehicle	33,333	3	-	-	24,997	-	-	25,000
Issuance of stock for cash	37,333	4	-	-	28,896	-	-	28,900
Issuance of stock for services	46,333	5	-	-	34,745	-	-	34,750
Net loss, 1997	-	-	--	-	-	(142,622)	-	(142,622)

Balance, December 31, 1997	918,666	92	-	-	137,328	(157,880)	-	(20,460)

Issuance of stock for vehicle	10,667	1	-	-	7,999	-	-	8,000
Issuance of stock for cash	58,667	6	-	-	49,995		-	50,001
Net loss, 1998	-	-	-	-	-	(54,404)	-	(54,404)

Balance, December 31, 1998	988,000	99	-	-	195,322	(212,284)	-	(16,863)

Issuance of stock for cash	151,918	15	-	-	56,759	-	(4,000)	52,774
Issuance of stock for debt	16,000	2	-	-	8,773	-	-	8,775
Issuance of stock for services	36,000	3	298,667	30	126,467	-	-	126,500
Forgiveness of debt of related party	-	-	-	-	23,000	-	-	23,000
Net loss, 1999	-	-	-	-	-	(181,898)	-	(181,898)

Balance, December 31, 1999	1,191,918	119	298,667	30	410,321	(394,182)	(4,000)	12,288

Cancel stock returned to company	(10,667)	(1)	-	-	(3,999)	-	4,000	0
Issuance of stock for cash	4,296,666	430	-	-	667,070	-	(278,539)	388,961
Cancel shares for non-payment	(442,433)	(44)	-	-	(165,868)	-	153,791	(12,121)
Issuance of stock for services	653,667	65	(298,667)	(30)	28,365	-	-	28,400
Forgiveness of debt reclassification	-	-	-	-	(23,000)	-	-	(23,000)
Net loss, 2000	-	-	-	-	-	(419,296)	-	419,296)

Balance, December 31, 2000	5,689,151	569	-	-	912,889	(813,478)	(124,748)	(24,768)

Shares issued for services	879,415	88	-	-	59,814	-	-	59,902
Cash received for subscription receivable	-	-	-	-	-	-	124,748	124,748
Shares issued for Consulting Agreement	300,000	30	-	-	29,970	-	-	30,000
Other adjustment	-	-	-	-	-	1	-	1
Net loss, 2001	-	-	-	-	-	(339,546)	-	(339,546)

Balance, December 31, 2001	6,868,566	687	-	-	1,002,673	(1,153,023)	-	(149,663)

The accompanying notes are an integral part of these financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

(formerly American Entertainment and Animation Corporation)

[A DEVELOPMENT STAGE COMPANY]

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT - CONTINUED

FOR THE PERIOD JUNE 15, 1996 TO DECEMBER 31, 2004
	Common stock		Common stock to be issued
	Shares	Amount	Shares	Amount	Accumulated Paid-in Capital	Accumulated Deficit	Subscription Receivable	Stockholders' Deficit

Shares issued for private placement	400,000	40	-	-	17,960	-	-	18,000
Shares issued for services - related party	1,100,833	110	-	-	32,390	-	-	32,500
Shares issued for the reverse acquisition of Cyper	20,000,000	2,000	-	-	-	-	-	2,000
Shares issued in relation to the reverse acquisition of Cyper	4,000,000	400	-	-	119,600	-	-	120,000
Shares cancelled in lieu of issuance of warrants for past services rendered	(1,912,748)	(191)	-	-	-	-	-	(191)
Stock warrants issued for services - related party	-	-	-	-	31,000	-	-	31,000
Stock warrants exercised by management	3,255,880	326	-	-	-	-	-	326
Shares issued for the settlement of related party advances	116,118	12	-	-	23,212	-	-	23,224
Cancellation of shares issued in prior years	(65,467)	(7)	-	-	7	-	-	-
Shares issued for the settlement of accounts payable for services performed	370,000	37	-	-	66,619	-	-	66,656
Shares issued for the settlement of related party advances	2,233,333	223	-	-	46,777	-	-	47,000
Shares rescinded for the cancellation of the reverse acquisition of Cyper	(20,000,000)	(2,000)	-	-	-	-	-	(2000)
Issaunce of stock for settlement of Cyper reverse acquisition	250,000	25	-	-	17,475	-	-	17,500
Shares issued for the settlement of advances made to the Company for the Cyper settlement	1,388,889	139	-	-	62,361	-	-	62,500
Net loss, 2002	-	-	-	-	-	(570,874)	-	(570,874)

Balance, December 31, 2002	18,005,404	1,801	-	-	1,420,074	(1,723,897)	-	(302,022)

Shares issued for the settlement of related party advances	4,861,111	486	-	-	149,514	-	-	150,000
Shares issued for the settlement of accounts payable for services performed	66,300	7	-	-	1,319	-	-	1,326
Shares returned as a result of clerical error in a prior year	(66,300)	(7)	-	-	(1,319)	-	-	(1,326)
Net loss, 2003	-	-	-	-	-	(414,601)	-	(414,601)

Balance, December 31, 2003	22,866,515	2,287	-	-	1,569,588	(2,138,498)	-	(566,623)

Shares issued for the settlement of related party advances	575,000	58	-	-	24,942	-		25,000
Short swing profits of shareholder	-	-	-	-	50,496	-		50,496
Net loss, 2004	-	-	-	-	-	(399,028)	-	(399,028)

Balance, December 31, 2004	23,441,515	$ 2,345	-	$ -	$ 1,645,026	$ (2,537,526)	$ -	$ (890,155)

The accompanying notes are an integral part of these financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

(formerly American Entertainment and Animation Corporation)

[A Development Stage Company]

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended December 31,		For the period from June 15, 1996 [Inception] to
	2004	2003	12/31/02
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (399,028)	$ (414,601)	$ (2,537,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	41,487
Impairment of investment	-	-	61,240
Writedown of assets	-	-	42,253
Writedown of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	-	(19,052)
Stock based on compensation, management fees - related party	-	151,326	615,603
(Increase) decrease in:
Advances receivable - related parties	-	3,120	(45,177)
Inventories	-	-	(28,510)
Prepaid expenses	-	5,977	5,257
Other	-	-	135
Increase (decrease) in:
Accounts payable and accrued expenses	17,484	(50,652)	231,616
Accrued officer compensation	342,000	252,000	709,500
Advances payable - related parties	38,647	54,322	245,649
Net Cash Used in Operating Activities	(897)	1,492	(578,356)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of property and equipment	-	-	(45,730)
Net Cash Used in Investing Activities	-	-	(66,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Cash overdraft	9	(604)	469
Proceeds from subscription receivables - net	-	-	124,748
Proceeds from issuance of common stock - net	-	-	537,516
Net Cash Provided by Financing Activities	9	(604)	644,807

Net (decrease) in cash	(888)	888	-
Cash - beginning of period	$ 888	-	-
Cash - end of period	$ -	$ 888	$ -

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

(formerly American Entertainment and Animation Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

  The Company

  Silver Dragon Resources, Inc. (formerly American Entertainment and Animation Corporation) ("the Company") (a development stage company), a Delaware corporation, was incorporated on May 9, 1996. The Company is headquartered in Ontario, Canada and operates primarily in the United States and Canada. On June 15, 1996, AEAC acquired all of the outstanding stock of California Electric Automobile Co., Inc. ("CEAC"), a California corporation incorporated on November 14, 1995.

  The Company is in the development stage as defined in Financial Accounting Standards Board Statement No.7. "Accounting and Reporting For Development Stage Companies." To date, the Company has generated minimal sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

  The Company's mission is to acquire and develop a portfolio if silver properties in proven silver districts globally.

  Going Concern

  The Company's financial statements as of and for the year ended December 31, 2004 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of approximately $399,000 for the year and has accumulated losses since inception of approximately $2,537,000. In addition, the Company has a working capital deficiency of approximately $890,000 at December 31, 2004. These factors create an uncertainty about the Company's ability to continue as a going concern. Management's plans to alleviate these factors and allow the Company to continue as a going concern primarily consisting of seeking additional equity investments. The ability of the Company to continue as a going concern is dependent on the success of its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

    Cash and Cash Equivalents

    For purposes of the cash flows statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2004.

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

    Loss per share of Common Stock

    Loss per share and common equivalent share are calculated on the basis of weighted average number of common shares outstanding. As of December 31, 2004 and 2003, the Company had no common stock equivalents outstanding.

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

During the year, the following transactions involving related parties occurred:

  In 2004, the Company issued 575,000 common shares, valued at approximately $25,000, for advances of $25,000 from a related party company whose officer and shareholder is a shareholder of the Company.

  In 2003, the Company issued 4,861,111 common shares, valued at $150,000, for advances of $150,000 from a related party company whose officer and shareholder is an officer and shareholder of the Company.

  During the year ended December 31, 2003 the Company issued approximately 66,300 shares of its common stock, valued at approximately $1,326, for services provided by a former officer and shareholder of the Company. The shares were returned to the Company as the result of an over issuance of shares in a prior year as a result of a clerical error.

  The Company is party to a month-to-month lease for office space for approximately $2,800 per month with a company owned by an officer and shareholder of the Company. Rental expense under this lease for the year ended December 31, 2004 was Nil (2003 - $31,092).

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

  Income Taxes

  At December 31, 2004 the Company has recorded a net deferred tax asset of approximately $742,000. This deferred tax asset is due primarily to the accumulated net operating losses. A valuation allowance of an equal amount has been recorded because the Company believes it is more likely than not that the losses will not be utilized. The valuation allowance increased approximately $104,000 and $96,700 for the years ended December 31, 2004 and 2003, respectively.

  The Company has accumulated approximately $2,275,000 of taxable losses, which can be used to offset future federal taxable income. The utilization of the losses expires as follows:

Year	Amounts
2015	$ 800
2016	10,600
2017	49,600
2018	26,800
2019	87,200
2020	417,000
2021	338,000
2022	531,000
2023	415,000
2024	399,000
Total	$2,275,000

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

  Statement of Cash Flows Supplemental Disclosures

  During the year ended December 31, 2004, the Company issued 575,000 shares of its common stock in lieu of $25,000 cash in settlement of related party advances.

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

  For the year ended December 31, 2004 and 2003, there were no cash payments for income taxes and no cash was paid for accrued interest.

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

10. New Authoritative Pronouncements

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. The modified prospective method requires companies to record compensation expense for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption, and to record compensation expense for any awards issued, modified, or settled after the effective date of this standard. The Company intends to adopt SFAS 123R using the modified prospective method commencing in the third quarter of the fiscal year ending December 31, 2005. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

  Commitments and Contingencies

  In July 2002, the Company entered into an employment agreement with an officer of the Company. During the years ended December 31, 2004 and 2003, $342,000 and $252,000 respectively is included in the statement of operations in management and director fees. The term of the employment agreement is for three years and carries an option for renewal upon mutual agreement between the officer and the Company (note 12).

  Subsequent Events

  On February 1, 2005, the Company issued 1,500,000 restricted common shares, valued at $30,000 under a private placement.

  On February 21, 2005, the Company signed a letter of intent with Sino Silver Corp. whereby the Company would acquire 50% of Sino Silver's interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation and development of a property located in the Erbaohuo Silver District in Northern China. Sino Silver owns 60% of the equity in a Chinese company, Sanhe Sino - Top Resources and Technology, Ltd., which holds the exploration and mining rights to several properties, including the one that is the subject of the Letter of Intent. To date, the Company has not signed a formal contract relating to the subject matter of the Letter of Intent.

  On March 31, 2005, the Company issued 3,254,018 restricted common shares, valued to $813,505 in settlement of all amounts owing to the officer of the Company in accordance with the terms of his employment agreement.

  On April 5, 2005, the Company issued 180,000 restricted common shares, valued at $18,000 under a private placement. The Company is also holding an additional $244,500 in escrow which is being held pending completion of a definitive agreement with Sino Silver Corp. If the transaction is completed, the Company will issue 2,445,000 shares of common stock pursuant to these subscriptions. If the transaction is not completed, the proceeds will be returned at the option of the subscribers.