Form 10QSB
period 2005-03-31
SILVER DRAGON RESOURCES, INC.
filed 2005-05-16
CIK 1017290

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 0-29657

_________________________________________________

SILVER DRAGON RESOURCES, INC.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 36,270,533 shares of its Common Stock, $0.0001 par value, as of May 11, 2005.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

(formerly American Entertainment and Animation Corp. and Subsidiary)

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

(formerly American Entertainment and Animation Corp. and Subsidiary)

CONSOLIDATED BALANCE SHEET

As of March 31, 2005 (Unaudited)
ASSETS
Current assets:
Cash	$ 21,843
Subscriptions receivable	15,000
Prepaid expenses	92,500
Total current assets	129,343

Total assets	$ 129,343

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$ 162,738
Advances payable - related parties	49,000
Total current liabilities	211 738

Commitments and contingencies	-

Stockholders' deficit:
Preferred stock, $0.0001 par value 20,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value, 150,000,000 shares authorized 28,195,533 issued and outstanding	2,898
Additional paid-in capital	2,565,976
Deficit accumulated during development stage	(2,651,269)
Total Stockholders' Deficit	(82,395)

Total Liabilities and Stockholders' Deficit	$ 129,343

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

(formerly American Entertainment and Animation Corp. and Subsidiary)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months ended March 31		For the period from June 15, 1996 (Inception) to
	2005	2004	March 31, 2004

Net Revenues	$ -	$ -	$ 64,888

Cost of Revenues	-	-	74,482
Development Expense	-	-	60,000
Gross Profit	-	-	(69,594)

Operating Expenses:
Legal and professional fees	19,352	3,934	508,933
Management and directors' fees	72,000	63,000	1,274,588
Advertising expense	22,954	713	73,340
General and administrative	95	5,546	375,653
Consulting	-	--	168,738
Total Operating Expenses	114,401	73,193	2,401,252

Loss From Operations	(114,401)	(73,193)	(2,470,846)

Other Income (Expenses)
Interest income - related parties	-	-	15,906
Interest expense - related parties	-	-	(8,422)
Settlement with Cyper Entertainment, Inc.	-	-	(80,000)
Loss on disposal of asset	-	-	(15,371)
Loss on investment	-	-	(61,240)
Other expense	(657)	1,237	(31,296)

Total Other Income (Expenses)	(657)	1,237	(180,423)

Net Loss	$ (113,744)	$ (71,956)	$ (2,651,269)

Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average number common shares issued	24,477,671	22,866,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

(formerly American Entertainment and Animation Corp. and Subsidiary)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
	Three Months ended March 31		For the period from June 15, 1996 (Inception) to
	2005	2004	March 31, 2005
Cash Flows From Operating Activities

Net loss	$ (113,744)	$ (71,956)	$ (2,651,270)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	-	41,487
Impairment of investments	-	-	61,240
Writedown of assets	-	-	42,253
Writedown of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	-	(19,052)
Stock based on compensation, management fees - related party	-	-	615,603
(Increase) decrease in:
Accounts receivable - related parties	-	-	(45,177)
Inventories	-	-	(28,510)
Prepaid expenses	(10,000)	-	(4,743)
Other	-	-	135
Increase (decrease) in:
Accounts payable and accrued expenses	15,596	3,201	247,212
Accrued officer compensation	72,000	63,000	781,500
Accounts payable - related parties	(35,000)	5,416	210,649

Net Cash (Used in) Operating Activities	(71,148)	(339)	(649,504)

Cash Flows From Investing Activities
Investments in subsidiaries	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of property and equipment	-	-	(45,730)

Net Cash (Used) by Investing Activities	-	-	(-)

Cash Flows From Financing Activities
Payments on notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Bank overdraft	(9)	-	460
Proceeds from subscription receivables - net	-	-	124,748
Proceeds from issuance of common stock - net	93,000	-	630,516

Net Cash Provided by Financing Activities	92,991	-	737,798

Net increase in cash	21,843	(339)	21,843
Cash, beginning of period	-	888	-
Cash, end of period	$ 21, 843	$ 549	$ 21,843

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

(formerly American Entertainment and Animation Corp. and Subsidiary)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2005 (Unaudited)
  Basis of Presentation

  The accompanying unaudited consolidated financial statements of Silver Dragon Resources, Inc. and Subsidiary ("the Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results for a full year. The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-KSB for the year ended December 31, 2004. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated.

  Going Concern

The Company's financial statements for the three months ended March 31, 2005 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss of approximately $113,744 for the three months ended March 31, 2005, and has accumulated losses since inception of approximately $2,651,269. In addition, the Company has a working capital deficiency of approximately $82,395 at March 31, 2005. These factors create an uncertainty about the Company's ability to continue as a going concern. Management's plans to alleviate these factors and allow the Company to continue as a going concern primarily consist of seeking additional equity investments. The ability of the Company to continue as a going concern is dependent on the success of its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Capital Transactions

During the period, the following transactions occurred:

In January 2005, the Company issued 1,500,000 restricted common shares valued at $30,000 under a private placement. Included in subscriptions receivable is $15,000 relating to proceeds of the private placement received after the end of the period.

In March 2005, the Company received proceeds of $78,000 in connection with a private placement completed subsequent to the end of the period.

On March 31, 2005, the Company issued 3,254,018 shares of restricted common shares valued at $813,505 to satisfy outstanding obligations to an officer of the Company under his employment contract.

  Income Taxes

  For the three months ended March 31, 2005, the deferred tax asset of approximately $812,000 generated by net operating losses has been offset by a valuation allowance of a like amount, as the Company believes that it is more than likely than not that the losses will not be utilized.

  Loss per Share

  Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the anti-dilutive effect of the assumed exercise of outstanding common stock equivalents at March 31, 2005, loss per share does not give effect to the exercise of these common stock equivalents in the current reporting period, but they may dilute earnings per share in the future. For the three months ended March 31, 2005, the outstanding options and warrants were nil.

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

  Statements of Cash Flows Supplemental Disclosures

  For the three months ended March 31, 2005, there were no cash payments for income taxes or interest expense by the Company and there were 3,254,018 shares of restricted common shares valued at $813,505 issued to settle accrued officer compensation (note 9).

  Commitments and Contingencies

  In July of 2002, the Company entered into an employment agreement with an officer of the Company. During the three months ended March 31, 2005, $72,000 is included in the statement of operations, in management and director fees. The term of the employment agreement is for three years and carries an option for renewal upon mutual agreement between the officer and the Company. The total unpaid balance owing under the employment agreement to maturity was satisfied during the period through the issuance of 3,254,018 shares of restricted common shares valued at $813,505. Included in prepaid expenses is $82,500 related to services to be provided under the agreement for the period from April 2005 to July 2005.

  Subsequent Events

Subsequent to the end of the period, the following transactions have occurred:

In April 2005, the Company issued 3,000,000 restricted common shares valued at $300,000 under a private placement and 25,000 restricted common shares valued at $2,500 under a second private placement. As at March 31, 2005, $78,000, had been received in connection with the first private placement.

In April 2005, the Company issued 250,000 common shares in exchange for investor relations services.

On April 14, 2005, the Company entered into a Joint Venture Agreement with Sino Silver Corp. to acquire 50% of Sino Silver's interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation, and development of the Aobastugounao property located in the Erbaohuo Silver District in Northern China. Consideration for the interest includes cash payments of $350,000 over a two year period and the issuance of 500,000 shares of common stock of the Company. On closing, the Company paid $150,000 cash and issued 250,000 restricted common shares. Also, in connection with the transaction, 4,500,000 common shares were issued to parties that assisted in the completion of the transaction.

In May 2005, the Company issued 50,000 restricted common shares valued at $5,000 under a private placement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and March 31, 2004

Net sales were $0 for both the quarters ended March 31, 2005 and March 31, 2004. The reason for the lack of sales in the first quarter of 2005 is that the Company did not have a source of revenue during this period.

Total operating expenses for the Company increased by $41,208 over the same period last year to $114,401, which is approximately 56% percent above the amount of $73,193 of operating expenses for the quarter ended March 31, 2004. The principal reason for this increase was an increase in legal and professional fees of approximately $15,418, and an increase in advertising expenses of $22,241 over the same period in 2004, mainly due to services performed during this period toward finalizing the joint venture with Sino Silver Corp. as described below.

Net loss for the quarter ended March 31, 2005 was ($113,744), compared to a net loss of ($71,956) for the similar period in 2004. The principal reason for this change is the impact of the factors discussed immediately above.

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

GOING CONCERN

As of March 31, 2005 the Company had a stockholders' deficit of ($82,395). The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

SUBSEQUENT EVENT

On April 14, 2005, the Company entered into a Joint Venture Agreement with Sino Silver Corp. to acquire 50% of Sino Silver's interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation, and development of the Aobastugounao property located in the Erbaohuo Silver District in Northern China. Consideration for the interest includes cash payments of $350,000 over a two year period and the issuance of 500,000 shares of common stock of the Company. On closing, the Company paid $150,000 cash and issued 250,000 restricted common shares.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and timely alerting them to material information relating to the Company required to be filed in its periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2005, the Company issued 1,500,000 restricted common shares at a price of $0.02 per share for a total of $30,000 to 2 purchasers known to the Company's director. The offering was completed pursuant to Regulation S of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On February 25, 2004, the holders of a majority of the Common Shares of the Company voted to amend the Certificate of Incorporation of the Company in order to change the name of the Company to Silver Dragon Resources Inc.

Item 5. Other Information.

On March 24, 2005, Donald J. Robinson was elected to the Board of Directors of the Company.

Item 6. Exhibits and Reports on Form 8-K.

a) Exhibits

None.

  Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SILVER DRAGON RESOURCES INC.
Date May 16, 2005	/s/ Marc Hazout
By: Marc Hazout, President and Chief Executive Officer