Form 10QSB
period 2005-06-30
SILVER DRAGON RESOURCES, INC.
filed 2005-08-15
CIK 1017290

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 0-29657

_________________________________________________

SILVER DRAGON RESOURCES INC.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 36,270,533 shares of its Common Stock, $0.0001 par value, as of August 12, 2005.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

(formerly American Entertainment and Animation Corp. and Subsidiary)

FORM 10-QSB REPORT INDEX
Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Interim Consolidated Balance Sheet as of June 30, 2005 and December 31, 2004	3
Interim Consolidated Statements of Operations For the Six Months Period Ended June 30, 2005 and June 30, 2004, For the Three Month Period Ended June 30, 2005 and June 30, 2004, and For the Period of Inception from June 15, 1996 (Inception) to June 30, 2005	4
Interim Consolidated Statements of Cash Flows for the Six Month Period Ended June 30, 2005 and June 30, 2004 and For the Period from June 15, 1996 (Inception) to June 30, 2005	5
Notes to the Interim Consolidated Financial Statements for the Six and Three Months Ended June 30, 2005	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	9
Item 3. Controls and Procedures	11
PART II. OTHER INFORMATION	11
Item 1. Legal Proceedings	11
Item 2. Changes in Securities	1
Item 3. Defaults on Senior Securities	11
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 5. Other Information	11
Item 6. Exhibits and Reports on Form 8-K	11
Signatures	12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

(formerly American Entertainment and Animation Corp. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

INTERIM CONSOLIDATED BALANCE SHEETS
	June 30, 2005	December 31, 2004
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$ 202	$ _-
Subscriptions receivable	9,500	-
Prepaid expenses	10,500	-
Total current assets	20,202	-

Total Assets	$ 20,202	-

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities
Bank overdraft	$ -	$ 9
Accounts payable and accrued expenses	138,002	146,427
Accrued officer compensation	-	659,005
Advances payable - related parties	32,427	84,714
Total Current Liabilities	170,429	890,155

COMMITMENTS AND CONTINGENCIES
Stockholders' deficit
Preferred stock, $0.0001 par value 20,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value, 150,000,000 shares authorized 36,270,533 issued and outstanding	3,627	2,345
Additional paid-in capital	3,944,747	1,645,026
Deficit accumulated during development stage	(4,098,601)	(2,537,526)
Total Stockholders' Deficit	(150,227)	(890,155)

Total Liabilities and Stockholders' Deficit	$ 20,202	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

(formerly American Entertainment and Animation Corp. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the 6 month period ended June 30		For the 3 month period ended June 30		For the period from June 15, 1996 (Inception) to
	2005	2004	2005	2004	June 30, 2005

NET REVENUES	$ -	$ -	$ -	$ -	$ 64,888

COST OF REVENUES	-	-	-	-	74,482
DEVELOPMENT EXPENSE	1,252,500	-	1,252,500	-	1,312,500
GROSS MARGIN	(1,252,500)	-	-	-	(1,322,094)

OPERATING EXPENSES
Legal and professional fees	39,901	$ 18,741	20,549	14,807	$ 529,482
Management and directors' fees	144,000	126,000	72,000	63,000	1,346,588
Advertising expense	118,466	1,002	95,512	289	168,852
General and administrative	3,635	5,496	3,540	(50)	379,193
Consulting	5,000	-	5,000	-	173,738
Total OperatinG Expenses	311,002	151,239	196,601	78,046	2,597,853

LOSS FROM OPERATIONS	(1,563,502)	(151,239)	(1,449,101)	(78,046)	(3,919,947)

Other Income (Expenses)
Interest income - related parties	-	-	-	-	15,906
Interest expense - related parties	-	-	-	-	(8,422)
Settlement with Cyper Entertainment, Inc.	-	-	-	-	(80,000)
Loss on disposal of asset	-	-	-	-	(15,371)
Loss on investment	-	-	-	-	(61,240)
Other income (expense)	2,427	(3,078)	1,770	(1,8411)	(29,527)

Total OTHER Expenses	2,427	(3,078)	1,770	(1,8411)	(178,654)

Net Loss	$(1,561,075)	$(148,161)	$(1,447,331)	$ (76,205)	$ (4,098,601)

Net loss per common share - basic and diluted	$ (0.05)	$ (0.01)	$ (0.05)	$ (0.00)

Weighted average number common shares outstanding	29,539,828	23,037,531	30,726,106	23,208,548

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

(formerly American Entertainment and Animation Corp. and Subsidiary)

(A DEVELOPMENT STAGE COMPANY)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	For the 6 months period ended June 30,		For the period from June 15, 1996 (Inception) to
	2005	2004	June 30, 2005
Cash Flows From Operating Activities

Net loss	$ (1,561,075)	$ (148,161)	$ (4,098,601)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	-	41,487
Impairment of investments	-	-	61,240
Writedown of assets	-	-	42,253
Writedown of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	-	(19,052)
Stock based on compensation, management fees - related party	-	-	615,603
Stock issued for services and property Acquisition	1,082,500	-	1,082,500
(Increase) decrease in:
Accounts receivable - related parties	-	-	(45,177)
Inventories	-	-	(28,510)
Prepaid expenses	(10,500)	-	(5,243)
Other	-	-	135
Increase (decrease) in:
Accounts payable and accrued expenses	(8,425)	3,696	223,191
Accrued management compensation	221,998	126,000	931,489
Accounts payable - related parties	(52,287)	18,181	193,362
Net Cash (Used in) Operating Activities	(327,789)	(284)	(906,154)

Cash Flows From Investing Activities
Investments in subsidiaries	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of property and equipment	-	-	(45,730)
Net Cash (Used) by Investing Activities	-	-	(66,451)

Cash Flows From Financing Activities
Payments on notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Cash overdraft	(9)	-	469
Proceeds from subscription receivables - net	-	-	124,748
Proceeds from issuance of common stock - net	328,000	-	972,807
Net Cash Provided by Financing Activities	327,991	-	972,807

Net increase (decrease) in cash	202	(284)	202
Cash, beginning of period	-	888	-
Cash, end of period	$ 202	$ 604	$ 202

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

Notes to the Interim Consolidated Financial Statements for the Six and Three Months Ended

(Unaudited)

June 30, 2005

  Basis of Presentation

  The accompanying unaudited interim consolidated financial statements of American Entertainment and Animation Corp., and Subsidiary ("the Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, these unaudited interim consolidated financial statements include all adjustments necessary in order to make the unaudited interim consolidated financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results for a full year. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-KSB for the year ended December 31, 2003. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated.

  Going Concern

  The Company's financial statements for the three and six months ended June 30, 2005 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss of approximately $1,561,075 and $1,447,331 for the three and six months ended June 30, 2005, and has accumulated losses since inception of approximately $4,098,601. In addition, the Company has a working capital deficiency of approximately $150,227 at June 30, 2005. These factors create an uncertainty about the Company's ability to continue as a going concern. Management's plans to alleviate these factors and allow the Company to continue as a going concern primarily consist of seeking additional equity investments. The ability of the Company to continue as a going concern is dependent on the success of its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

  Mineral Properties

  On April 14, 2005, the Company entered into a Joint Venture Agreement with Sino Silver Corp. to acquire 50% of its interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation, and development of the Aobaotugounao property located in the Erbaohuo Silver District in Northern China. Consideration for the interest includes cash payments of $350,000 over a two year period and the issuance of 500,000 shares of common stock of the Company.

  On closing, the Company paid $150,000 cash and issued 250,000 restricted common shares valued at $67,500. In connection with their mineral property activities, the Company also issued 4,500,000 common shares valued at $1,035,000 to parties that assisted in the completion of the transaction.

  To date, all mineral property acquisition and exploration costs are expensed as incurred

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

  In April 2005, the Company issued 250,000 common shares valued at $47,500 in exchange for investor relations services.

  In April 2005, the Company issued 250,000 restricted common shares valued at $67,500 in connection with its Joint Venture Agreement with Sino Silver Corp. to acquire an interest in the net proceeds from the sale of minerals or the sale of mining rights of the Aobaotugounao property located in the Erbaohuo Silver District in Northern China. Also, in connection with the transaction, 4,500,000 common shares valued at $1,035,000 were issued to parties that assisted in the completion of the transaction.

  In May 2005, the Company issued 50,000 restricted common shares valued at $5,000 under a private placement.

  Income Taxes

  For the six months ended June 30, 2005, the deferred tax asset of approximately $878,000 generated by net operating losses has been offset by a valuation allowance of a like amount, as the Company believes that it is more than likely than not that the losses will not be utilized.

  Loss per Share

  Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the anti-dilutive effect of the assumed exercise of outstanding common stock equivalents, loss per share does not give effect to the exercise of these common stock equivalents in any of the reporting periods, but they may dilute earnings per share in the future. For the three and six months ended June 30, 2005, the outstanding options and warrants were nil.

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

  Related Parties

  Advances payable - related parties consists of advances received from a company controlled by an officer and shareholder of the Company. The advance does not have a stated maturity date or interest rate.

  Statements of Cash Flows Supplemental Disclosures

  For the three and six months ended June 30, 2005, there were no cash payments for income taxes or interest expense by the Company.

  During the six months ended June 30, 2005, the Company issued 3,254,018 restricted common shares valued at $813,505 to settle accrued officer compensation, 250,000 common shares valued at $67,500 in connection with the acquisition of its Joint Venture interest, 250,000 common shares valued at $47,500 in connection with investor relations services, and 4,500,000 common shares valued as $1,035,000 as transaction fees in connection with acquisition of its Joint Venture interest.

  Commitments and Contingencies

In July 2002, the Company entered into an employment agreement with an officer of the Company. The agreement provides for an annual salary of approximately $252,000. During the six months ended June 30, 2005, $144,000 is included in the statement of operations, in management and director fees. The term of the employment agreement is for three years and carries an option for renewal upon mutual agreement between the officer and the Company. The total unpaid balance owing under the employment agreement to maturity was satisfied during the period through the issuance of 3,254,018 shares of restricted common shares valued at $813,505. Included in prepaid expenses is $10,500 related to services to be provided under the agreement for the period to July 2005.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 and June 30, 2004

Net sales were $0 for both the quarters ended June 30, 2005 and June 30, 2004. The reason for the lack of revenues in the second quarter of 2005 is that the Company's only current source of income, through its recently signed Joint Venture Agreement with Sino Silver Corp., did not produce any revenues during this period.

Total operating expenses for the Company increased by $118,555 over the same period last year to $196,601, which is approximately 151% percent above the amount of $78,046 of operating expenses for the quarter ended June 30, 2004. The principal reason for this increase was an increase in legal and professional fees of approximately $5,542, an increase in advertising expenses of $95,223 and the addition of consulting fees of $5,000, all of which were mainly due to services performed during this period toward finalizing the joint venture with Sino Silver Corp. as described below.

Net loss for the quarter ended June 30, 2005 was ($1,447,331), compared to a net loss of ($76,205) for the similar period in 2004. The principal reasons for this change are a result of the Joint Venture with Sino Silver Corp , as a result of which the value of shares issued and cash paid were expensed as incurred during this quarter. In addition, professional fees, advertising expense, general and administrative expenses and consulting fees were all higher as a result of the Joint Venture.

Six Months Ended June 30, 2005 and June 30, 2004

Net sales were $0 for both the periods ended June 30, 2005 and June 30, 2004 for the reasons stated above.

Total operating expenses for the Company increased by $159,763 over the same period last year to $311,002, which is approximately 105% percent higher than the amount of $151,239 of operating expenses for the six months ended June 30, 2004. The principal reasons for this increase in operating expenses are a result of the transaction with Sino Silver Corp. as discussed above.

Net loss for the six months ended June 30, 2005 was ($1,561,075) compared to a net loss of ($148,161)

for the similar period in 2004. The principal reason for this is the impact of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On April 14, 2005, the Company entered into a Joint Venture Agreement with Sino Silver Corp. to acquire 50% of Sino Silver's interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation, and development of the Aobaotugounao property located in the Erbaohuo Silver District in Northern China. Consideration for the interest includes cash payments of $350,000 over a two year period and the issuance of 500,000 shares of common stock of the Company. On closing, the Company paid $150,000 cash and issued 250,000 restricted common shares. In addition, 4,500,000 restricted common shares were issued to parties who assisted in the transaction.

The Company will need additional capital in order to finance its obligations to Sino Silver Corp., as well as to continue its attempt to acquire viable businesses and properties and to finance the administrative costs including but not limited to legal and accounting fees. The Company's management is seeking additional capital however, there is no assurance that this needed capital can be raised, or raised on terms acceptable to the Company.

GOING CONCERN

As of June 30, 2005 the Company had a stockholders' deficit of ($150,227). The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2005, the Company issued 3,025,000 restricted common shares at a price of $0.10 per share for a total of $302,500 under private placements completed pursuant to Regulation S of the Securities Act.

In April 2005, the Company issued 250,000 common shares in exchange for investor relations services valued at $47,500.

In May 2005, the Company issued 50,000 restricted common shares at a price of $0.10 per share for a total of $5,000 under a private placement completed pursuant to Regulation S of the Securities Act.

The funds received from the above-mentioned private placements were used to meet the financial requirements for the Sino Silver transaction and to pay legal and accounting fees and administrative expenses.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SILVER DRAGON RESOURCES INC.
Date August 15, 2005	/s/ Marc Hazout
By: Marc Hazout, President and Chief Executive Officer