Form 10QSB
period 2005-09-30
SILVER DRAGON RESOURCES, INC.
filed 2005-11-14
CIK 1017290

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission File Number 0-29657

_________________________________________________

SILVER DRAGON RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Delaware	33-0727323
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1121 Steeles Avenue West, Suite 803
Toronto, Ontario M2R 3W7
(Address of Principal Executive Offices)

(416) 661-4989
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X           No ___

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    X        No___

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 35,970,533 shares of its Common Stock, $0.0001 par value, as of November 11, 2005.

Transitional Small Business Disclosure Format: Yes____ No    X

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY
(formerly American Entertainment and Animation Corp. and Subsidiary)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(UNAUDITED)

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY
(formerly American Entertainment and Animation Corp. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)

INTERIM CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$5,533	$-
Subscriptions receivable	9,500	-
Advances receivable - related parties	139,800	-

Total Current Assets	154,833	-

TOTAL ASSETS	$154,833	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$-	$9
Accounts payable and accrued expenses	122,728	146,427
Accrued officer compensation	-	659,005
Advances payable - related parties	-	84,714

Total Current Liabilities	122,728	890,155

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value
20,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value,
150,000,000 shares authorized, 38,870,533 issued and outstanding	3,888	2,345
Additional paid-in capital	4,204,486	1,645,026
Deficit accumulated during development stage	(4,176,269)	(2,537,526)

Total Stockholders' Deficit	32,105	(890,155)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$154,833	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY
(formerly American Entertainment and Animation Corp. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
					For the period
	For the 9 month		For the 3 month		from June 15,
	period ended		period ended		1996 (Inception)
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	to
	2005	2004	2005	2004	Sept 30, 2005
NET REVENUES	$-	$-	$-	$-	$64,888
COST OF REVENUES	-	-	-	-	74,482
DEVELOPMENT EXPENSE	1,297,500	-	45,000	-	1,357,500
GROSS MARGIN	(1,297,500)	-	(45,000)	-	(1,367,094)
OPERATING EXPENSES
Legal and professional fees	51,596	29,630	11,695	10,889	541,177
Management and directors' fees	154,500	189,000	10,500	63,000	1,397,088
Advertising expense	124,747	1,624	6,281	622	175,133
General and administrative	6,179	5,576	2,544	80	381,737
Consulting	5,000	-	-	-	173,738
TOTAL OPERATING EXPENSES	342,022	225,830	31,020	74,591	2,668,873
LOSS FROM OPERATIONS	(1,639,522)	(225,830)	(76,020)	(74,591)	(4,035,967)
OTHER INCOME (EXPENSES)
Interest income- related parties	-	-	-	-	15,906
Interest expense - related parties	-	-	-	-	(8,422)
Settlement with Cyper
Entertainment, Inc.	-	-	-	-	(80,000)
Loss on disposal of asset	-	-	-	-	(15,371)
Loss on investment	-	-	-	-	(61,240)
Other income (expense)	779	(4,341)	(1,648)	(7,419)	(31,175)
TOTAL OTHER EXPENSES	779	(4,341)	(1,648)	(7,419)	(180,302)
NET LOSS	$(1,638,743)	$(230,171)	$(77,668)	$(82,010)	$(4,216,269)
Net loss per common share -
basic and diluted	$(0.05)	$(0.01)	$(0.00)	$(0.00)
Weighted average number
common shares outstanding	32,090,271	23,106,022	36,989,011	23,241,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY
(formerly American Entertainment and Animation Corp. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			For the period
	For the 9 month		from June 15,
	period ended		1996 (Inception)
	Sept 30,	Sept 30,	to
	2005	2004	Sept 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,638,743)	$(230,171)	$(4,176,269)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation and amortization	-	-	41,487
Impairment of investments	-	-	61,240
Writedown of assets	-	-	42,253
Writedown of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	-	(19,052)
Stock based on compensation, management fees
- related party	-	-	615,603
Stock issued for services and property acquisition	1,082,500	-	1,082,500
(Increase) decrease in:
Advances receivable - related parties	(139,800)	-	(84,533)
Inventories	-	-	(28,510)
Prepaid expenses	-	-	5,257
Other	-	-	135
Increase (decrease) in:
Accounts payable and accrued expenses	(23,699)	13,836	207,917
Accrued management compensation	221,998	189,000	931,498
Accounts payable - related parties	(84,714)	26,490	160,935
Net Cash (Used in) Operating Activities	(582,458)	(845)	(1,160,370)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of property and equipment	-	-	(45,730)
Net Cash (Used by) Investing Activities	-	-	(66,451)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Cash overdraft	(9)	-	460
Proceeds from subscription receivables - net	-	-	124,748
Proceeds from issuance of common stock - net	588,000	-	1,125,516
Net Cash Provided by Financing Activities	587,991	-	1,232,798
Net increase (decrease) in cash	5,533	(845)	5,977
Cash, beginning of period	-	888	-
Cash, end of period	$5,533	$43	$5,977

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

Notes to the Interim Consolidated Financial Statements for the Nine and Three Months Ended
(Unaudited)
September 30, 2005

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of American Entertainment and Animation Corp., and Subsidiary ("the Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, these unaudited interim consolidated financial statements include all adjustments necessary in order to make the unaudited interim consolidated financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results for a full year. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-KSB for the year ended December 31, 2004. All material inter-company accounts and transactions between the Company and its subsidiary have been eliminated.

2.	Going Concern

The Company's financial statements for the three and nine months ended September 30, 2005 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss of approximately $1,639,000 and $78,000 for the three and nine months ended September 30, 2005, and has accumulated losses since inception of approximately $4,216,000. These factors create an uncertainty about the Company's ability to continue as a going concern. Management's plans to alleviate these factors and allow the Company to continue as a going concern primarily consist of seeking additional equity investments. The ability of the Company to continue as a going concern is dependent on the success of its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Mineral Properties

Aobaotugonao Property

On April 14, 2005, the Company entered into a Joint Venture Agreement with Sino Silver Corp. to acquire 50% of its interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation, and development of the Aobaotugonao property located in the Erbaohuo Silver District in Northern China. Consideration for the interest includes cash payments of $350,000 over a two year period and the issuance of 500,000 shares of common stock of the Company.

On closing, the Company paid $150,000 cash and issued 250,000 restricted common shares valued at $67,500. In connection with their mineral property activities, the Company also issued 4,500,000 common shares valued at $1,035,000 to parties that assisted in the completion of the transaction. Subsequent to the end of the period 3,000,000 of these shares were cancelled and returned to the Company.

To date, all mineral property acquisition and exploration costs are expensed as incurred.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

Notes to the Interim Consolidated Financial Statements for the Nine and Three Months Ended
(Unaudited)
September 30, 2005

3.	Mineral Properties - continued

Tierra Blanca Property

On September 7, 2005, the Company entered into a Joint Venture Agreement with Linear Gold Corp., Linear Gold Caribe, S.A. and Linear Gold Mexico, S.A. de C.V. involving the exploration and exploitation rights to the property known as the Tierra Blanca Property located in Durango, Mexico. Consideration for the interest includes cash payments of $230,000 over a period ending in March 2007, the issuance of a maximum of 600,000 shares of common stock of the Company, and the commitment to incur development expenditures of at least $150,000 in the first year.

On closing, the Company paid $45,000 cash and issued 100,000 common shares. The remaining cash payments include a payment of $75,000 due on March 31, 2006 and a payment of $110,000 due on March 31, 2007. The remaining common shares are to be issued as follows: 200,000 shares on the first anniversary of the transaction and 300,000 on the second anniversary of the transaction. The issuances of the additional common shares and the remaining cash payments are subject to certain conditions outlined in the Joint Venture Agreement.

4.	Capital Transactions

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

  In April 2005, the Company issued 250,000 restricted common shares valued at $67,500 in connection with its Joint Venture Agreement with Sino Silver Corp. to acquire an interest in the net proceeds from the sale of minerals or the sale of mining rights of the Aobaotugonao property located in the Erbaohuo Silver District in Northern China. Also, in connection with the transaction, 4,500,000 common shares valued at $1,035,000 were issued to parties that assisted in the completion of the transaction. Subsequent to the end of the period, 3,000,000 of these shares were cancelled and returned to the Company.

  In May 2005, the Company issued 50,000 restricted common shares valued at $5,000 under a private placement.

  In September 2005, the Company issued 2,600,000 restricted common shares valued at $260,000 under a private placement.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

Notes to the Interim Consolidated Financial Statements for the Nine and Three Months Ended
(Unaudited)
September 30, 2005

5.	Income Taxes

For the nine months ended September 30, 2005, the deferred tax asset of approximately $889,000 generated by net operating losses has been offset by a valuation allowance of a like amount, as the Company believes that it is more than likely than not that the losses will not be utilized.

6.	Loss per Share

Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the anti-dilutive effect of the assumed exercise of outstanding common stock equivalents, loss per share does not give effect to the exercise of these common stock equivalents in any of the reporting periods, but they may dilute earnings per share in the future. For the three and nine months ended September 30, 2005, the outstanding options and warrants were nil.

7.	Litigation

In the normal course of its operations, the Company has been or, from time to time, may be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or result of operations.

8.	Related Parties

Advances receivable and payable - related parties consists of advances paid to or received from a company controlled by an officer and shareholder of the Company. The advances do not have a stated maturity date or interest rate.

9.	Statements of Cash Flows Supplemental Disclosures

For the three and nine months ended September 30, 2005, there were no cash payments for income taxes or interest expense by the Company.

During the nine months ended September 30, 2005, the Company issued 3,254,018 restricted common shares valued at $813,505 to settle accrued officer compensation, 250,000 common shares valued at $67,500 in connection with the acquisition of its Joint Venture interest in the Aobaotugonao Property, 250,000 common shares valued at $47,500 in connection with investor relations services, and 4,500,000 common shares valued as $1,035,000 as transaction fees in connection with acquisition of its Joint Venture interest in the Aobaotugonao Property.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY

Notes to the Interim Consolidated Financial Statements for the Nine and Three Months Ended
(Unaudited)
September 30, 2005

10.	Commitments and Contingencies

In July 2002, the Company entered into an employment agreement with an officer of the Company. The agreement provides for an annual salary of approximately $252,000. During the nine months ended September 30, 2005, $154,500 is included in the statement of operations, in management and director fees. The term of the employment agreement is for three years and expired in July 2005. The total unpaid balance owing under the employment agreement to maturity was satisfied during the period through the issuance of 3,254,018 shares of restricted common shares valued at $813,505.

11.	Subsequent Event

On October 12, 2005, a cancellation resolution was issued to cancel 3,000,000 common shares valued at $570,000 previously issued in connection with the Joint Venture Agreement with Sino Silver Corp. The cancellation will be accounted for as a reduction in common stock, additional paid-in capital and development expense.

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

PLAN OF OPERATION

        The Company's plan of operation over the next 12 months is to focus on silver exploration in Mexico and China. On September 7, 2005, Silver Dragon Resources, Inc. (the "Company") entered into a Joint Venture Agreement (the "Agreement") with Linear Gold Corp., Linear Gold Caribe, S.A. (Linear Gold Corp. and Linear Gold Caribe, S.A. are collectively referred to as "Linear Gold"), and Linear Gold Mexico, S.A. de C.V. ("Linear Mexico").

        Linear Mexico, which is wholly-owned by Linear Gold, owns an option ("Linear Mexico's Option") to acquire the exploration and exploitation rights to the property known as the Tierra Blanca Property in Durango, Mexico (the "Property"). Under Linear Mexico's Option, Linear Mexico is entitled to acquire the exploration and exploitation rights to the Property by payment of $2,000,000. Prior to exercising Linear Mexico's Option, and to keep Linear Mexico's Option in force, Linear Mexico is required to pay the property owners $20,000 in year one, $35,000 by April 6, 2006, and $70,000 by April 6, 2007.

        Under the Agreement, the Company has the option to acquire a 55% interest in the Property. If the option is exercised, the Property would be conveyed to a newly formed corporation, which the Company would own 55% of, with Linear Gold owning the remaining 45%. Upon execution of the Agreement, the Company paid Linear Gold $45,000 and issued Linear Gold 100,000 shares of common stock.

        In order to exercise the option to acquire a 55% interest in the Property, the Company must:

  pay Linear Gold an additional $75,000 on March 31, 2006;
  issue Linear Gold an additional 200,000 shares of common stock on September 7, 2006;
  pay Linear Gold an additional $110,000 on March 31, 2007; and
  issue Linear Gold an additional 300,000 shares of common stock on September 7, 2007.

2

        In addition, the Company is required to make expenditures for work on the Property in the following amounts: $150,000 in Year 1, $200,000 in Year 2, and $500,000 in Year 3.

        In the event the Company exercises the option to acquire an interest in the Property, it would be responsible for paying 55% of the option price (or $1,100,000) and 55% of any funds necessary to mine the Property.

        The Company can terminate its obligation to pay funds and issue shares under the Agreement at any time that it does not wish to continue exploration of the Property on thirty days notice to Linear Gold. In the event the Company makes all payments and issues all shares under the Agreement, but Linear Gold elects not to exercise Linear Mexico's Option, then Linear Gold will assign Linear Mexico's Option to a Mexican subsidiary of the Company in consideration for $2.00.

        In the event Linear Mexico's Option is exercised, and the Company exercises its option under the Agreement, then Linear Gold and the Company have agreed to work on good faith to develop a budget for mining the Property, in which event both Linear Gold and the Company will have thirty days to contribute their respective shares of the budget. In the event one party does not contribute its share of the budget, the defaulting party's share of ownership of the corporation established to own the mining rights will be reduced to reflect its pro rata share of total capital contributed, based upon an initial valuation of the Property of $3,545,454.50.

        The company formed to own the mining rights will be governed by a management committee composed of one member selected by each of the Company and Linear Gold. Among the decisions the company cannot make without the unanimous consent of both the Company and Linear Gold are: a decision to bring the mine into production; the incurrence of any indebtedness other than normal accounts payable; pledging, assigning or encumbering the company's assets; any capital commitment in excess of $100,000; hiring any employees with an annual salary in excess of $100,000; the creation of new classes of capital stock or the issuance of any new shares of capital stock; or any disposition of the assets of the company. Day to day management of the company will be handled by an operator, which will be the entity that holds the greatest share of ownership of the company.

        On April 14, 2005, the Company entered into a Joint Venture Agreement with Sino Silver Corp. to acquire 50% of Sino Silver's interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation, and development of the Aobaotugounao property located in the Erbaohuo Silver District in Northern China. Consideration for the interest includes cash payments of $350,000 over a two year period and the issuance of 500,000 shares of common stock of the Company. On closing, the Company paid $150,000 cash and issued 250,000 restricted common shares. In addition, 4,500,000 restricted common shares were issued to parties who assisted in the transaction. 3,000,000 of these shares were subsequently returned to the Company and cancelled.

        In addition to the Joint Venture with Linear Gold, the Company intends to seek out other opportunities in Mexico

3

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and September 30, 2004

        Net sales were $0 for both the quarters ended September 30, 2005 and September 30, 2004. The reason for the lack of revenues in the third quarter of 2005 is that the Company's only current source of income, through its recently signed Joint Venture Agreement with Sino Silver Corp., did not produce any revenues during this period.

        Total operating expenses for the Company decreased by $43,571 over the same period last year to $31,020, which is 58% lower than the amount of $74,591 of operating expenses for the quarter ended September 30, 2004. The principal reason for this difference was a decrease in management and directors' fees over the same period last year.

        Net loss for the quarter ended September 30, 2005 was ($77,668), compared to a net loss of ($82,010) for the similar period in 2004. The principal reason for this change is a result of the initial payment for the Joint Venture with Linear Gold Corp. which was nearly offset by the decrease in management and directors' fees from the same period last year.

Nine Months Ended September 30, 2005 and September 30, 2004

        Net sales were $0 for both the periods ended September 30, 2005 and September 30, 2004 for the reasons stated above.

        Total operating expenses for the Company increased by $116,192 over the same period last year to $342,022, which is approximately 52% percent higher than the amount of $225,830 of operating expenses for the nine months ended September 30, 2004. The principal reasons for this increase in operating expenses are a result of the transactions with Sino Silver Corp. and Linear Gold Corp. as discussed above.

        Net loss for the nine months ended September 30, 2005 was ($1,638,743), compared to a net loss of ($230,171) for the similar period in 2004. The principal reason for this is the impact of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company will need additional capital in order to finance its obligations to Sino Silver Corp. and Linear Gold Corp., as well as to continue its attempt to acquire viable businesses and properties and to finance the administrative costs including but not limited to legal and accounting fees. The Company's management is seeking additional capital however, there is no assurance that this needed capital can be raised, or raised on terms acceptable to the Company.

GOING CONCERN

        As of September 30, 2005 the Company had a stockholders' equity of $32,105. The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

4

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2005, the Company completed the private sale of 2,600,000 shares of its common stock at $0.10 per share, for total gross proceeds of $260,000. No underwriting discounts or commissions were paid in connection with the sale. The sale of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder. All of the purchasers of the shares were sophisticated and/or accredited investors, and were provided with information comparable to what would be required in a registration statement. The shares were issued with a restrictive legend. In addition, none of the purchasers were U.S. persons as defined in Regulation S, and the sale took place outside the U.S.

The funds received from the above-mentioned private placements were used to meet the financial requirements for the Linear Gold transaction and to pay legal and accounting fees and administrative expenses.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

None.

5

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Date November 14, 2005	/s/ Marc Hazout
By: Marc Hazout, President and Chief Executive Officer