Form 10KSB
period 2005-12-31
SILVER DRAGON RESOURCES, INC.
filed 2006-04-10
CIK 1017290

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number 0-29657

SILVER DRAGON RESOURCES INC.
(Name of small business issuer in its charter)

Delaware	33-0727323
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of March 30, 2006 was $34,270,550.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of March 30, 2006, the Registrant had 46,020,533 common shares outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Silver Dragon Resources Inc., f/k/a American Entertainment and Animation Corporation, and American Electric Automobile Company, Inc. (the "Company") was formed in the State of Delaware on May 9, 1996.

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

Investment by Bisell Investments Inc.

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

Overview. The Company's primary objective is to explore for gold, silver, base metals and industrial minerals and, if warranted, to develop those existing mineral properties. Its secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance their exploration and development through equity financing, by way of joint venture or option agreements or through a combination of both. See "Item 2. Description of Property."

Agreement with Sino Silver Corp.

On April 24, 2005, the Company signed a Venture Agreement with Sino Silver Corp. whereby the Company acquired 50% of Sino Silver's interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation and development of a property located in the Erbaohuo Silver District in Northern China. Sino Silver owns 60% of the equity in a Chinese company, Sanhe Sino-Top Resources & Technology, Ltd., which holds the exploration and mining rights to several properties, including the one that is the subject of the Letter of Intent. In consideration for this interest, the Company paid Sino Silver $150,000 on the closing date along with 250,000 restricted common shares of the Company. Pursuant to the Agreement, an additional $200,000 is payable to Sino Silver within 2 years of the closing date, along with the delivery of an additional 250,000 restricted common shares of the Company.

Agreement with Linear Gold Corp.

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

Cerro Las Minitas, Mexico

1.     On March 2, 2006, the Company's wholly-owned subsidiary, Silver Dragon Mining De Mexico, S.A. De C.V. ("Silver Dragon Mexico") entered into an agreement with Jaime Muguiro Pena (the "Assignment Agreement") wherein Mr. Pena assigned to Silver Dragon Mexico the mining and exploitation rights to 10 mining concessions, which include an operating mine, totaling approximately 1354 hectares in Guadalupe, Durango, Mexico in consideration for the payment to Mr. Pena of US$799,000 plus applicable V.A.T. The Agreement requires Mr. Pena to carry out all necessary actions to obtain registration in his favour of 3 of the 10 concessions, which are in the process of being registered in the name of Mr. Pena. The purchase price is payable as follows:

i)     US$100,000 was paid on the closing;

ii)    US$100,000 payable six months from the closing date;

iii)   US$100,000 payable twelve months from the closing date;

iv)   US$200,000 payable twenty-four months from the closing date;

v)    US$299,000 payable thirty-six months from the closing date.

All payments are subject to V.A.T.

Until such time as the purchase price is paid in full, Mr. Pena retains a reservation of the concession domains and may continue to dispose of up to 30 tons of ore per day from the mine. Silver Dragon Mexico is entitled to all amounts mined over and above the 30 tons per day.

Silver Dragon Mexico has also entered into an Assets Bailment Agreement with Mr. Pena which allows Silver Dragon Mexico the use of certain mining equipment (the "Equipment") which, subject to the terms of the Assets Bailment Agreement, is included in the purchase price for the mining concessions referred to in the Assignment Agreement. Upon payment in full of the purchase price pursuant to the Assignment Agreement, Silver Dragon Mexico can purchase the Equipment for the sum of US$1,000 plus V.A.T.

2.     On March 2, 2006, Silver Dragon Mexico entered into an agreement with Ramon Tomas Davila Flores (the "Assignment Agreement") wherein Mr. Flores assigned to Silver Dragon Mexico the mining and exploitation rights to 5 mining concessions, which include an operating mine, totaling approximately 31 hectares in Guadalupe, Durango, Mexico in consideration for the payment to Mr. Flores of US$245,000 plus applicable V.A.T. which was paid on closing, along with 110,000 restricted common shares of the Company

Silver Dragon Mexico has also entered into an Assets Purchase Agreement with Mr. Flores for the purchase of certain mining equipment for the sum of US$5,000 plus V.A.T.

3.     On March 8, 2006, Silver Dragon Mexico entered into an agreement with Minera Real Victoria, S.A. De C.V. ("Minera") wherein Minera assigned to Silver Dragon Mexico the mining and exploitation rights to 1 mining concession known as "Puro Corazon" which includes an operating mine, totaling approximately 9 hectares, in Guadalupe, Durango, Mexico in consideration for the payment to Minera of US$400,000 plus applicable V.A.T., along with 2 Million restricted common shares of the Company The purchase price is payable as follows:

vi)     US$100,000 was paid on the closing;

vii)    US$100,000 payable six months from the closing date;

viii)   US$100,000 payable twelve months from the closing date;

ix)      US$100,000 payable twenty-four months from the closing date.

All payments are subject to V.A.T.

4.     On March 9, 2006, Silver Dragon Mexico entered into an agreement with Silvia Villasenor Haro, the owner of Puro Corazon, wherein, in consideration for the sum of US$50,000 plus V.A.T., she has consented to the assignment of the mining and exploitation rights of Puro Corazon to Silver Dragon Mexico. In addition, she has agreed to modify the exploitation agreement of Minera which was assigned to Silver Dragon Mexico as follows:

i)   The consideration to be paid to Ms. Haro due to the exploitation of the mining concession will be in the amount of USD$1.50 per ton of economic ore that is extracted from the mine, to be paid monthly, within the following 30 days as of the date in which the Silver Dragon Mexico receives the corresponding invoices.

Regardless of the above, in the event that Silver Dragon Mexico does not initiate production over the lot regarding the Concession Title within a 6 months period of the date of execution of the Agreement, Silver Dragon Mexico must pay to Ms. Haro the monthly amount of $3,500.00 dollars plus VAT. Such payment will be made for the period or periods of time during which no ore is extracted, and paid within the first eight days of the corresponding month.

In the event that Silver Dragon Mexico pays Ms. Haro the above mentioned monthly consideration, such must be discounted from any future payment made by Silver Dragon Mexico to Ms. Haro as a result of the production and extraction of ore, subject to the condition that the payments due to Ms. Haro by the production and extraction of ore are maintained at least in the minimum monthly amount of US$3,500.00. If Silver Dragon Mexico decides not to produce nor extract ore, any monthly payments that are made to Ms. Haro will remain to her benefit.

ii)   Option to Purchase. Silver Dragon Mexico has been granted the option to purchase the Concession, which can be exercised by Silver Dragon Mexico by providing written notice to Ms. Haro within a 30 days period in advance to the following events:

a)  The Option to Purchase the Concession can be exercised by Silver Dragon Mexico within 3 years of the date of execution of the Agreement upon payment of the amount of USD$2,000,000 plus the applicable Value Added Tax ; or alternatively,

b)  The Option to Purchase the Concession can be exercised by Silver Dragon Mexico within 5 years of the execution of this Addendum upon payment of the amount of USD$3,000,000 plus the applicable Value Added Tax.

Sino Silver Corp.

On March 21, 2006, the Company entered into an Asset Purchase Agreement with Sino Silver Corp. ("Sino Silver") and Sanhe Sino-Top Resources and Technologies, Ltd. ("Sino-Top") wherein Sino Silver agreed to sell its 60% interest in Sino-Top to the Company. Sino-Top holds the exploration and mining rights to 9 properties in the Erbaohuo Silver District in Inner Mongolia, China. The total purchase price is US$650,000 plus 4,000,000 restricted common shares of the Company payable as follows:

x) US$150,000 was paid on the closing;

xi) US$100,000 payable on May 20, 2006;

xii) US$400,000 payable and the 4,000,000 restricted common shares of the Company deliverable upon receipt of the requisite approvals to the transfer by the local Provincial Department of Commerce in China;

The Company has also committed to invest approximately US$1,300,000 into Sino-Top in 2006 towards exploration and property maintenance on the nine properties in the portfolio, with emphasis on bringing the Erbahuo mine into production in 2007 and advanced stage exploration on two properties (Zuanxinhu and Saihanaobao). This agreement supersedes the Venture Agreement dated April 24, 2005 between the Company and Sino Silver.

Competition. Many companies are engaged in the exploration of mineral properties. The Company encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold, silver, base metals and industrial metals. Many of these companies have substantially greater technical and financial resources than the company and thus the Company may be at a disadvantage with respect to some of its competitors.

Regulation. The Company's interests in its properties will be subject to various laws and regulations concerning exploration, allowable production, taxes, labor standards, environmental protection, mine safety, regulations relating to royalties, importing and exporting of minerals and other matters. In addition, new laws or regulations governing operations and activities could have a material adverse impact on the Company.

Environment. Environmental legislation in all countries is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed properties and a heightened degree of responsibility for companies and their officers, directors and employees.

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

In September 2005, the Company sold 2,400,000 shares of common stock to accredited investors for a total of $240,000.

In January 2006, the Company sold 2,500,000 shares of common stock to accredited investors for a total of $250,000.

In March 2006, the Company sold 1,000,000 shares of common stock to accredited investors for a total of $100,000.

In February and March 2006, the Company sold 1,000,000 Units to accredited investors for a total of $1,000,000. Each Unit consists of one share of the Company's common stock and 2 one-half of one (1/2) common stock purchase warrants ("Warrant"). Each whole Warrant is exercisable at $2.00 per common share and $5.00 per common share.

Intellectual Property

The Company has no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts that management believes have any value.

Employees

The Company has no full or part-time employees, other than Marc Hazout, the Company's President, CEO. Mr. Hazout is employed pursuant to an Employment Agreement.

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

NO REVENUE AND MINIMAL ASSETS.

The Company presently does not have any revenues, nor does it anticipate operating income in the near future. Ultimately, the Company hopes to derive revenues from the producing silver mines in Guadalupe, Durango, Mexico. In addition, the Company may obtain interests in mining properties that can be sold or licensed to strategic partners or third parties and/or develop producing mines on its own in order to generate revenues. These activities will be undertaken over a number of years. No assurances can be given that the Company will be able to obtain the necessary funding during this time to remain in operation. The inability to raise additional funds will have a material adverse affect on the Company's business, plan of operation and prospects.

SPECULATIVE NATURE OF COMPANY'S PROPOSED MINING OPERATIONS.As this is the Company's first foray into the business of silver mining, the Company has a very limited experience upon which an evaluation of its future success or failure can be made. The Company's ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, its ability to (i) identify and acquire silver mining properties or interests therein that ultimately have probable or proven silver reserves, (ii) sell such silver mining properties or interests to strategic partners or third parties or commence mining of silver, (iii) produce and sell silver at profitable margins and (iv) raise the necessary capital to operate during this period. At this stage in the Company's development, it cannot be predicted how much financing will be required to accomplish its objectives. Furthermore, the search for silver as a business is extremely risky. The Company cannot provide any assurances that the silver mining interests that it acquires will contain commercially exploitable reserves of silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. The current price of an ounce of silver is approximately $11.08. The price of silver has increased over the past few years thereby contributed to the renewed interest in silver mining. However, the price of silver fluctuates, and in the event that the price of silver falls, the interest in the silver mining industry may decline and the value of the Company's business could be adversely affected.

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

REGULATION. Now that the Company has acquired silver mining interests outside Canada and the United States, such as the ones in Mexico, it will have to deal with foreign regulatory and governmental agencies, and the rules and regulations of such agencies. No assurances can be given that it will be successful in its efforts. Furthermore, it is possible that the legal and regulatory environment pertaining to the exploration and development of silver mining properties in such jurisdictions will change. Uncertainty and new regulations and rules could increase the Company's cost of doing business or prevent it from conducting its business.

NO DIVIDENDS. The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

PENNY STOCK RULES LIMIT MARKET AND LIQUIDITY. Trading in the Company's common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". The Company's common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), which imposes additional sales practice requirements on broker/dealers who sell the Company's common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of the Company's common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in the Company's common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling the Company's common stock and may cause the price of the common stock to decline.

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

ITEM 2. DESCRIPTION OF PROPERTY

Since March 1, 2004, the Company has been maintaining its offices at 1121 Steeles Avenue West, Suite 803, Toronto, Ontario, Canada

ITEM 3. LEGAL PROCEEDINGS

The Company was not the subject of any pending or threatened legal proceedings as of March 30, 2006.

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

The following table summarizes the low and high prices for the company's common stock for each of the calendar quarters for the fiscal years ended December 31, 2004 and 2005.

	2004		2005

	High	Low	High	Low

First Quarter	0.12	0.025	0.38	0.04

Second Quarter	0.07	0.015	0.38	0.10

Third Quarter	0.09	0.016	0.18	0.085

Fourth Quarter	0.075	0.022	0.51	0.09

The high and low quotes on the Company's common stock reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions. There were 109 shareholders of record of the common stock as of December 31, 2005. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2004 or 2005.

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

Results of Operation

During the years ended December 31, 2005 and 2004, the Company did not have any revenues.

During the years ended December 31, 2005 and 2004, the Company incurred operating expenses of $543,688 and $387,921 respectively. The increase is mainly a result increased, advertising and promotion expenses which totaled $152,373 in 2005 and overall expenses increased as a result of the Company's increased activities in 2005.

During the years ended December 31, 2005 and 2004, the Company incurred net other income (expense) of $779 and ($11,106), respectively which relates to interest income in 2005.

During the years ended December 31, 2005 and 2004, the Company reported a net loss of ($542,909) and ($399,028), respectively. The reason for the increase in 2005 is due to factors discussed above.

Liquidity and Capital Resources

As of December 31, 2005 the Company had $303 in cash, $9,500 in subscriptions receivable, which funds were subsequently received. In addition, the Company had $56,521 in related party advances, and accounts payable and accrued liabilities totaling of $139,437, for a working capital deficit of ($195,655) compare to a working capital deficit of ($890,155) in 2004. During 2005, the Company has been dependent on loans from its sole director and officer to pay routine expenses, and the issuance of its common stock to satisfy expenses.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company incurred a large net operating loss in the year ended December 31, 2005, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management has provided operating capital to the Company and has developed a plan to raise additional capital. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements or contractual obligations that have had or are reasonably likely to have a material current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are attached hereto as Exhibit A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

By resolution adopted on January 24, 2006, the board of directors of Silver Dragon Resources Inc. elected to change independent Accountants. The independent accounting firm of Moore Stephens Cooper Molyneux LLP notified the Registrant on January 24, 2006 that they were terminating their registration with the Public Company Accounting Oversight Board and therefore, were resigning as the Registrant's accountants. The independent auditors report on the consolidated financial statements for the two years ended December 31, 2003 and December 31, 2004, and the subsequent periods preceding December 31, 2005 contained no adverse opinion, no disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that each report issued by Moore Stephens Cooper Molyneux LLP for the years ended December 31, 2004 and 2003, and the interim periods ended March 31, 2005, June 30, 2005 and September 30, 2005 respectively raised substantial doubt about the Company's ability to continue as a going concern. The decision to change accountants was approved by the Registrants board of directors. In connection with the audits of the Company's consolidated financial statements for each of the two years ended December 31 2003 and December 31, 2004, and during any subsequent interim periods preceding December 31, 2005, as well as the period up to and including January 24, 2006, there have been no disagreements with Moore Stephens Cooper Molyneux LLP on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which if not resolved to the satisfaction of Moore Stephens Cooper Molyneux LLP would have caused Moore Stephens Cooper Molyneux LLP to make reference to the subject matter of the disagreements in connection with their reports.

Engagement of new independent accountants.

On January 24, 2006, the Registrant's board of directors engaged SF Partnership LLP, 4950 Yonge Street, Suite 400 Toronto, Ontario, M2N 6K1 as its new independent auditors (the "new" accounting firm) to audit the Registrant's financial statements. The Registrant, during the two most recent fiscal years and the subsequent interim periods prior to the engagement of the new accounting firm, did not consult with the new accounting firm with regard to any of the matters listed in Regulation S-B items 304 (a) (2) (i) or (ii).

ITEM 8A. CONTROLS AND PROCEDURES

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

Audit Committee and Audit Committee Financial Expert

The Company has only one director and therefore does not have an audit committee.

Code of Ethics

Currently, we have only limited business operations and only one director and one officer and, therefore, we believe a code of ethics would have limited utility. We intend to adopt a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information concerning directors, executive officers and key employees of the Company:

Name	Age	Position

Marc M. Hazout	41	President, Chief Executive Officer and Director

Donald J. Robinson	52	Director (resigned on January 30, 2006)

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

During 2005, the Board of Directors held 2 meetings.

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

Donald J. Robinson, Ph.D has been a director of the Company since March 28, 2005. Dr. Robinson has been President and director of Eastmain Resources (TSX:ER) since 1994. Dr. Robinson formerly operated a private consulting firm, Robinson Exploration Services Limited ("RESL"), which specialized in the exploration of base and precious metals within Canada, the United States and Australia. For two years he managed the exploration of a gold-rich VMS discovery at Lewis Ponds, Australia for Tri Origin Exploration Ltd. Prior to forming RESL, Dr. Robinson initiated an integrated base and precious metal program, on behalf of Westmin Resources Ltd., which led to the discovery of the Eau Claire gold deposit at Clearwater. Dr. Robinson earned a Ph.D. degree from the University of Western Ontario in 1982. His thesis, based on the Redstone nickel-copper deposit located near Timmins, Ontario, was sponsored by BHP Minerals Canada Ltd. (formerly Utah Mines Ltd.). Dr. Robinson served on the board of the Company from March 28, 2005 until January 30, 2006, when he resigned due to his time commitments as President and Director of Eastmain Resources. There was no disagreement between Dr. Robinson and the Company on any matter relating to the Company's operations, policies or practices. Dr. Robinson did not resign for cause.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the Company's Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table

		Annual Compensation		Long-Term Compensation
					Securities
			Other annual	Restricted	Underlying
Name and		Salary ($),	compensation	Stock Awards	Options/SARs
Principal Position	Year	Bonus	($)	($)	(#) (1)

Marc Hazout,	2005	288,000	--	--	--
CEO, Director	2004	252,000		--	--
	2003	252,000		--	--

(a) The securities underlying these options are the shares of the Company's Common Stock, $0.0001 par value.

Employment Agreements

On March 31, 2005, the Company issued 3,254,018 restricted shares to Mr. Hazout in consideration for accrued salary and expenses owing to Mr. Hazout pursuant to his previous Employment Agreement which expired in July 2005.

On November 15, 2005, the Company entered into an Employment Agreement with Marc Hazout. The Employment Agreement provides that Mr. Hazout shall be employed by the Company for a term of five years, and is entitled to a base salary of $288,000 per year. Mr. Hazout is also entitled to a commission on sales generated by him consistent with the Company's commission policy for all sales personnel. Further, he is entitled to 8 weeks paid holiday and 14 personal days, sick leave, medical and group insurance, participation in pension or profit sharing plans of the Company, and a car allowance of up to $3,000 per month. In the event of a termination of the Employment Agreement without cause by the Company, he will be entitled to severance equal to 100% of his remaining base salary under the Employment Agreement, plus an amount equal to 75% of the base salary plus full medical coverage for 12 months following the termination date. The Employment Agreement contains provisions prohibiting him from competing with the Company or soliciting customers or employees from the Company for a period of one year following the termination of his employment.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 30, 2006, with respect to the beneficial ownership of the Company's Common Stock by (i) each executive officer and director of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) any person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.

	Amount and Nature of	Percent of
Name and Address of Beneficial Owner	Beneficial Ownership	Class (1)

Marc Hazout (2)	17,221,751	37.4%
1121 Steeles Avenue West, Suite 803
Toronto, Ontario M2R 3W7

Donald J. Robinson	25,000
RR#1, Orangeville, Ontario, L9W 2Y8

Officers and Directors	17,221,751	37.4%

(1) Based on 46,020,533 shares issued and outstanding as of March 17, 2006

(2) Based on 17,221,751 shares owned by Travellers International, Inc., a company owned by Mr. Hazout.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 about our compensation plans under which shares of stock have been authorized:

	Number of	Weighted-	Number of
	securities to be	average exercise	securities
	issued upon exercise	price of	remaining
	of outstanding	outstanding	available for
	options, warrants	options, warrants	future issuance
Plan Category	and rights (a)	and rights (b)	I
Equity compensation plans approved by security holders:
None	--	--	--
Equity compensation plans not approved by security holders:
2002 Employee, Consultant and	4,000,000	0.043	440,420
Advisor Stock Compensation Plan
2002 Stock Option Plan	4,000,000	0	4,000,000
Total	8,000,000	0.043	4,440,420

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 8, 2004, the Company issued Travellers International, Inc. 375,000 shares of the common stock in settlement of payables of $15,000 due to Mr. Hazout.

On November 5, 2004, the Company issued Travellers International, Inc. 200,000 shares of the common stock in settlement of payables of $10,000 due to Mr. Hazout.

On March 31, 2005, the Company issued Travellers International Inc. 3,254,018 shares of the common stock in settlement of accrued and outstanding salary and expenses of $813,504.54 due to Mr. Hazout pursuant to his Employment Agreement dated July 10, 2002.

On January 10, 2006 the Company issued Travellers International Inc. 1,000,000 shares of the common stock pursuant to the terms of the Employment Agreement dated November 15, 2005 with Marc Hazout.

On March 1, 2006 the Company issued Travellers International Inc. 1,000,000 shares of the common stock in consideration for its assistance to the Company in the acquisition of the mining rights in Cerro Las Minitas, Mexico.

Travellers International Inc. is controlled by Marc Hazout.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(b) The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

Regulation S-B	Description
No.

3.1(i)	Articles of Incorporation (1)

3.1(ii)	Amendment to Articles of Incorporation (2)

3.1(iii)	By-Laws (1)

4.1	Instruments defining the rights of holders (1)

11	Statement re: computation of per share earnings (3)

16.1	Letter on change in certifying accountants (4)

21	Subsidiaries of the registrant

23	Consent of Moore Stephens Cooper Molyneux, LLP

31	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

32	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Form 10-SB filed on February 23, 2000.

(2) Incorporated by reference from the Form 10-SB/A filed on July 17, 2003. Most recent amendment attached.

(3) Included within financial statements attached hereto as Exhibit A.

(4) Incorporated by reference from the Form 8-K filed on January 27, 2006.

(5) Incorporated by reference from the Form 8-K filed on November 7, 2001.

(b) Reports on Form 8-K: None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant was $9,989 for 2004 and $23,000 for 2005.

Audit-Related Fees were nil for 2004 and 2005. Tax Fees were nil for 2004 and 2005 All Other Fees were nil for 2004 and 2005.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Dated: April 5, 2006	/s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 5, 2006	/s/ Marc Hazout
Marc Hazout, Director

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

CONTENTS

Report of Independent Registered Public Accounting Firm - 2005	1
Report of Independent Auditor - 2004	2
Consolidated Balance Sheets as at December 31, 2005 and 2004	3
Consolidated Statements of Operations for the Years Ended December 31, 2005, and 2004, and for the Period from June 15, 1996, [Date of Inception] Through to December 31, 2005	4
Consolidated Statements of Stockholders' Deficit for the Periods from June 15, 1996 [Date of Inception] Through to December 31, 2005	5 - 6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, and 2004, and for the Period June 15, 1996, [Date of Inception] Through to December 31, 2005	7
Notes to Consolidated Financial Statements	8-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of
Silver Dragon Resources Inc., and Subsidiaries
(Formerly American Entertainment and Animation Corporation)

We have audited the accompanying consolidated balance sheets of Silver Dragon Resources Inc., and Subsidiaries (a Delaware corporation in the development stage) as of December 31, 2005, and the consolidated statements of stockholders' operations, deficit and cash flows for two years in the period ended, and cumulative from inception (June 15, 1996) through December 31, 2005, except as explained as follows: We did not audit the cumulative data from June 15, 1996 to December 31, 2004. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2004, is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Dragon Resources Inc., and Subsidiaries as of December 31, 2005, and the results of their operations and comprehensive loss, and their cash flows for the year then ended and for the period from, inception (June 15, 1996) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has experienced operating losses since inception, has raised minimal capital, and has no long term contracts related to its business plans. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"SF Partnership, LLP"
Toronto, Canada	CHARTERED ACCOUNTANTS
March 27, 2006

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Silver Dragon Resources, Inc.
(formerly American Entertainment and Animation Corporation)

We have audited the accompanying consolidated balance sheet Silver Dragon Resources, Inc. and subsidiary (a development stage company) as at December 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2004 and for the period from June 15, 1996 [inception] to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative data from June 15, 1996 to December 31, 2001. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2001, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Dragon Resources, Inc. (formerly American Entertainment and Animation Corporation) and subsidiary [a development stage company] as of December 31, 2004 and the results of their operations and their cash flows for the years then ended and for the period from June 15, 1996 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Toronto, Canada	Moore Stephens Cooper Molyneux LLP
April 7, 2005	CHARTERED ACCOUNTANTS

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Consolidated Balance Sheets
December 31, 2005
	2005	2004
ASSETS
Current Assets
Cash in bank	$303	$-

Total Current Assets	303	-
Mineral Rights (note 4)	589,126	-

Total Assets	$589,429	$-

LIABILITIES
Current Liabilities
Bank indebtedness	$-	$9
Accounts payable and accrued liabilities	139,437	805,432
Advances from related party (note 5)	56,521	84,714

Total Current Liabilities	195,958	890,155

Total Liabilities	195,958	890,155

Commitments and Contingencies (note 10)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value, 150,000,000 shares
authorized 35,670,533 shares issued and outstanding (2004 -
23,441,515)	3,569	2,345
Additional Paid in Capital	3,479,837	1,645,026
Common Stock Subscriptions Receivable	(9,500)	-
Deficit Accumulated During the Development Stage	(3,080,435)	(2,537,526)

Stockholders' Deficit	393,471	(890,155)

Total Liabilities and Stockholders' Deficit	$589,429	$-

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Consolidated Statements of Operations
For the Years Ended December 31, 2005, and 2004, and
For the Period from June 15, 1996 [date of inception] Through to December 31, 2005

			For the period
			from June 15,
			1996 [date of
			inception]
			through to
	2005	2004	Dec. 31, 2005

Net Revenues	$-	$-	$64,888
Cost of revenues	-	-	74,482

Gross Profit	-	-	(9,594)

Operating Expenses
Management and directors' fees	294,000	342,000	1,496,588
Advertising and promotion	152,373	-	202,759
Legal and accounting	79,530	38,565	569,111
Development expenses	-	-	60,000
Office and general	12,785	7,356	388,343
Consulting expense	5,000	-	173,738

	543,688	387,921	2,890,539
Other Income (Expenses)
Interest income - related parties	-	-	15,905
Interest expense - related parties	-	-	(8,422)
Settlement with Cyper Entertainment, Inc.	-	-	(80,000)
Loss on disposal of asset	-	-	(15,371)
Loss on investment	-	-	(61,240)
Other income (expense)	779	(11,106)	(31,174)

	779	(11,106)	(180,302)

Loss Before Income Taxes	(542,909)	(399,027)	(3,080,435)
Provision for income taxes	-	-	-

Net Loss	$(542,909)	$(399,027)	$(3,080,435)

Net Loss Per Common Share - Basic and
Diluted	$(0.02)	$(0.02)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	31,091,548	23,441,515

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Consolidated Statementss of Stockholders' Deficit
For the Periods from June 15, 1996 Through December 31, 2005

	Common Stock
				Deficit
				Accumulated
			Additional	During the	Common stock	Total
	Number of		Paid in	Development	Subscriptions	Stockholders'
	Shares	Amount	Capital	Stage	Receivable	Deficit

Issuance of common stock to founders for services	55,000	$ 6	$ 159	$ -	$ -	$ 165
Issuance of stock to founder for cash	333,334	33	967	-	-	1,000
Issuance of stock for investment in CEHK	50,000	5	37,495	-	-	37,500
Issuance of stock to purchase subsidiary	350,000	35	70	(1,060)	-	(955)
Issuance of stock for cash	13,333	1	9,999	-	-	10,000
Net Loss, 1996	-	-	-	(14,198)	-	(14,198)

Balance, December 31, 1996	801,667	80	48,690	(15,258)	-	33,512

Issuance of stock for vehicle	33,333	3	24,997	-	-	25,000
Issuance of stock for cash	37,333	4	28,896			28,900
Issuance of stock for services	46,333	5	34,745	-	-	34,750
Net Loss, 1997	-	-	-	(142,622)	-	(142,622)

Balance, December 31, 1997	918,666	92	137,328	(157,880)	-	(20,460)

Issuance of stock for vehicle	10,667	1	7,999	-	-	8,000
Issuance of stock for cash	58,667	6	49,995	-	-	50,001
Net loss, 1998	-	-	-	(54,404)	-	(54,404)

Balance, December 31, 1998	988,000	99	195,322	(212,284)	-	(16,863)

Issuance of stock for cash	151,918	15	56,759	-	(4,000)	52,774
Issuance of stock for debt	16,000	2	8,773	-	-	8,773
Issuance of stock for services	36,000	3	126,467	-	-	126,470
Forgiveness of debt of related party	-	-	23,000	-	-	23,000
Net loss, 1999	-	-	-	(181,898)	-	(181,898)

Balance, December 31, 1999	1,191,918	119	410,321	(394,182)	(4,000)	12,256

Cancelled stock returned to company	(10,667)	(1)	(3,999)	-	4,000	-
Issuance of stock for cash	4,296,666	430	667,070	-	(278,539)	388,961
Cancelled shares for non-payment	(442,433)	(44)	(165,868)	-	153,791	(12,121)
Issuance of stock for services	653,667	65	28,365	-	-	28,430
Forgiveness of debt reclassification	-	-	(23,000)	-	-	(23,000)
Net loss, 2000	-	-	-	(419,296)	-	(419,296)

Balance, December 31, 2000	5,689,151	569	912,889	(813,478)	(124,748)	(24,770)

Shares issued for services	879,415	88	59,814	-	-	59,902
Cash received for subscription receivable	-	-	-	-	124,748	124,748
Shares issued for consulting agreement	300,000	30	29,970	-	-	30,000
Other adjustment	-	-	-	1	-	1
Net loss, 2001	-	-	-	(339,546)	-	(339,546)

Balance, December 31, 2001	6,868,566	$ 687	$ 1,002,673	$ (1,153,023)	$ -	$ (149,665)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Consolidated Statements of Stockholders' Deficit (Continued)
For the Periods from June 15, 1996 Through December 31, 2005

	Common Stock
				Deficit
				Accumulated
			Additional	During the	Common Stock	Total
	Number of		Paid in	Development	Subscriptions	Stockholders'
	Shares	Amount	Capital	Stage	Receivable	Deficit

Shares issued for private placement	400,000	$ 40	$ 17,960	$ -	$ -	$ 18,000
Shares issued for services - related party	1,100,833	110	32,390	-	-	32,500
Shares issued for the reverse acquisition of Cyper	20,000,000	2,000	-	-	-	2,000
Shares issued in relation to the reverse acquisition of Cyper	4,000,000	400	119,600	-	-	120,000
Shares cancelled in lieu of issuance of warrants for past services rendered	(1,912,748)	(191)	-	-	-	(191)
Stock warrants issued for services - related party	-	-	31,000	-	-	31,000
Stock warrants exercised by management	3,255,880	326	-	-	-	326
Shares issued for the settlement of related party advances	116,118	12	23,212	-	-	23,224
Cancellation of shares issued in prior years	(65,467)	(7)	7	-	-	-
Shares issued for the settlement of related party advances	370,000	37	66,619	-	-	66,656
Shares rescinded for the cancellation of related party advances	2,233,333	223	46,777	-	-	47,000
Shares rescinded for the cancellation of the reverse acquisition of Cyper	(20,000,000)	(2,000)	-	-	-	(2,000)
Issuance of stock for settlement of Cyper reverse acquisition	250,000	25	17,475	-	-	17,500
Shares issued for the settlement of advances made to the company for the Cyper settlement	1,388,889	139	62,361	-	-	62,500
Net loss, 2002	-	-	-	(570,874)	-	(570,874)

Balance, December 31, 2002	18,005,404	1,801	1,420,074	(1,723,897)	-	(302,024)

Shares issued for the settlement of related party advances	4,861,111	486	149,514	-	-	150,000
Shares issued for the settlement of accounts payable for services performed	66,300	7	1,319	-	-	1,326
Shares returned as a result of clerical error in a prior year	(66,300)	(7)	(1,319)	-	-	(1,326)
Net loss, 2003	-	-	-	(414,601)	-	(414,601)

Balance, December 31, 2003	22,866,515	2,287	1,569,588	(2,138,498)	-	(566,625)

Shares issued for the settlement of related party advances	575,000	58	24,942	-	-	25,000
Short swing profits of shareholder	-	-	50,496	-	-	50,496
Net loss, 2004	-	-	-	(399,028)	-	(399,028)

Balance, December 31, 2004	23,441,515	2,345	1,645,026	(2,537,526)	-	(890,155)

Shares issued for cash	4,880,000	488	597,012	-	(9,500)	588,000
Shares issued for services	7,595,000	760	1,149,270	-	-	1,150,030
Shares issued for the settlement of accounts payable to related party for services performed	3,254,018	326	813,179	-	-	813,505
Shares cancelled	(3,500,000)	(350)	(724,650)	-	-	(725,000)
Net loss, 2005	-	-	-	(542,909)	-	(542,909)

Balance, December 31, 2005	35,670,533	$ 3,569	$ 3,479,837	$ (3,080,435)	$ (9,500)	$ 393,471

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, and 2004, and
For the Periods from June 15, 1996 [date of inception] through December 31, 2005
			For the period from
			June 15, 1996
			[date of inception]
			through to
	2005	2004	Dec. 31, 05
Cash Flows from Operating Activities
Net loss	$ (542,909)	$ (399,028)	$ (3,080,435)
Adjustments for:
Amortization	-	-	41,487
Impairment of investment	-	-	61,240
Writedown of assets	-	-	42,253
Writedown of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	425,030	-	405,978
Stock issued for management and directors fees to a related party	154,500	-	770,103

	36,621	(399,028)	(1,660,205)
Changes in non-cash working capital
Inventories	-	-	(28,510)
Prepaid expenses	-	-	5,257
Other	-	-	135
Accounts payable and accrued liabilities	(6,990)	17,484	224,626
Accrued officer compensation	-	342,000	709,500

Net Cash Used in Operating Activities	29,631	(39,544)	(749,197)

Cash Flows from Investing Activities
Investment in subsidiary	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of property and equipment	-	-	(45,730)
Investments in mineral rights	(589,126)	-	(589,126)

Net Cash Used in Investing Activities	(589,126)	-	(655,577)

Cash Flows from Financing Activities
Payment of notes payable	-	-	3,581
Advances receivable from related parties	(28,193)	-	(73,370)
Proceeds from issuance of notes payable	-	-	(21,507)
Advances payable related party	-	38,647	245,649
Cash overdraft	(9)	9	460
Proceeds from subscriptions receivable, net	-	-	124,748
Proceeds from issuance of common stock	588,000	-	1,125,516

Net Cash Provided by Financing Activities	559,798	38,656	1,405,077

Change in Cash	303	(888)	303
Cash - beginning of period	-	888	-

Cash - end of period	$ 303	$ -	$ 303

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

1.         The Company

Silver Dragon Resources, Inc. (formerly American Entertainment and Animation Corporation) ("SDR" or the "The Company") a Delaware corporation, was incorporated on May 9, 1996. The Company is headquartered in Ontario, Canada and operates primarily in the United States and Canada. On June 15, 1996, SDR acquired all of the outstanding stock of California Electric Automobile Co., Inc. ("CEAC"), a California corporation incorporated on November 14, 1995.

The Company is in the development stage as defined in Financial Accounting Standards Board Statement No.7. "Accounting and Reporting For Development Stage Companies." To date, the Company has generated minimal sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

The Company's mission is to acquire and develop a portfolio of silver properties in proven silver districts globally.

2.          Going Concern and Development Stage Activities

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of approximately $1,052,035 (2004 - $399,027) for the year and has accumulated losses since inception of approximately $3,589,561 (2004 - $2,537,526). In addition, the Company has a working capital deficiency of approximately $195,655 (2004 - $890,155) at December 31, 2005. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of its products and services. Though the business plan indicates profitable operation in the coming year, these profits are contingent on completing and fulfilling contracts with various providers of goods and services throughout the world to provide the Company with a cashflow to sustain operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.         Summary of Significant Accounting Policies

a)          Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, California Electric Automobile Co., Inc., and Silver Dragon Mining De Mexico. All significant inter-company balances and transactions have been eliminated on consolidation.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

3.         Summary of Significant Accounting Policies (cont'd)

b)         Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from those estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

c)          Cash and Cash Equivalents

For purposes of the cash flows statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2005.

d)         Mineral Rights

The Company records its interest in mineral rights at cost. Accordingly, all costs associated with acquisition, exploration and development of mineral reserves, including directly related overhead costs, are capitalized and are subject to ceiling tests to ensure the carrying value does not exceed the fair market value.

All capitalized costs of mineral properties subject to amortization and the estimated future costs to develop proved reserves, are amortized using the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major exploration and development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the capitalized cost of the property will be added to the costs to be amortized. The Company presently has no proven reserves. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if carrying values can be recovered. If the carrying values exceed estimated recoverable values, then the costs are written-down to fair values with the write-down expensed in the period.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

3.         Summary of Significant Accounting Policies (cont'd)

e)          Income Taxes

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period, increased or decreased by the change in deferred tax assets and liabilities during the period.

f)          Advertising Expense

Advertising costs are expensed as incurred.

g)          Loss per share of Common Stock

The Company accounts for earnings per share pursuant to SFAS No. 128, "Earnings per Share", which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year.

h)         Impairment of Long Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset less cost to sell.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

3.          Summary of Significant Accounting Policies (cont'd)

i) Stock-based Compensation

The Company uses the intrinsic value method to account for stock based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, as permitted by SFAS No. 123, "Accounting for Stock Based Compensation", provides pro forma disclosures of net income and earnings per common share as if the fair value methods had been applied in measuring compensation expense. Under the intrinsic value method, compensation cost for employee stock awards is recognized as the excess, if any, of the deemed fair value for financial reporting purposes of the Company's common stock on the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is amortized over the vesting period using an accelerated graded method in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

For all non-employee stock based compensation the Company uses the fair value method in accordance with SFAS No. 123 and EITF 96-18.

In management's opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, and changes in such subjective assumptions can materially affect the fair value estimate of employee stock options.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". This pronouncement amends SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations. The implementation of this statement will be effective beginning with the Company's first quarter of fiscal 2006, and will be adopted using the modified prospective method.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

3.         Summary of Significant Accounting Policies (cont'd)

j)           Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation". The Company's functional currency is Canadian Dollars. All assets and liabilities are translated into United States dollars using the current exchange rate. Revenues and expenses are translated using the average exchange rates prevailing throughout the year. Translation adjustments are included in other comprehensive income for the period. Foreign transaction gains and losses are immaterial.

k)          Fair Value of Financial Instruments

The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximates fair value because of the short term maturity of these financial instruments. The fair value of long-term convertible debt is indeterminable due to terms of the instrument and the absence of a market for such instruments.

l)           Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for non-monetary asset exchanges occurring in fiscal periods after the December 2004 issuance of SFAS No. 153. The Company does not believe the impact of adoption of SFAS No. 153 will be significant to the overall results of operations or financial position.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

3.         Summary of Significant Accounting Policies (cont'd)

l)           Recent Accounting Pronouncements (cont'd)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS No. 123R will be effective July 1, 2005 for the Company and may be adopted using a modified prospective method or a modified retrospective method.

In March 2005, the FASB issued FASB Staff Position ("FSP") No. 46(R) 5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R 5"). FSP FIN 46R 5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The adoption of FSP FIN 46R 5 in 2005 did not have an impact on the Company's results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity". SFAS No. 150 requires that issuers classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company adopted SFAS No. 150 for the year ended December 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

3.          Summary of Significant Accounting Policies (cont'd)

l)           Recent Accounting Pronouncements (cont'd)

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in (1) more consistent recognition of liabilities relating to asset retirement obligations, (2) more information about expected future cash outflows associated with those obligations, and (3) more information about investments in long lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 in 2005 did not have a material impact on the financial position or results of operations of the Company.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

4.          Mineral Rights

		Accumulated	Net	Net
	Cost	Amortization	2005	2004
Mining properties
Sino Silver	$ 372,500	$ -	$ 372,500	$ -
Linear Gold	216,626	-	216,626	-

	$ 589,126	$ -	$ 589,126	$ -

Sino Silver

On April 24, 2005, the Company entered into a venture agreement with Sino Silver Corp. ("Sino Silver") whereby the Company acquired 50% of Sino Silver's interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation and development of a property located in the Erbaohuo Silver District in Northern China. In consideration for this interest, the Company paid Sino Silver $150,000 on the closing date along with 250,000 restricted common stock of the Company. Pursuant to the Agreement, an additional $200,000 is payable to Sino Silver within 2 years of the closing date, along with the delivery of an additional 250,000 restricted common stock of the Company. Included in these costs are financing fees incurred through the issuance of 500,000 restricted common stock.

Linear Gold

On September 7, 2005, the Company entered into a joint venture agreement with Linear Gold Corp., Linear Gold Caribe, S.A. (Linear Gold Corp. and Linear Gold Caribe, S.A. are collectively referred to as "Linear Gold"), and Linear Gold Mexico, S.A. de C.V. ("Linear Mexico").

Linear Mexico, which is wholly-owned by Linear Gold, owns an option to acquire the exploration and exploitation rights to the property known as the Tierra Blanca Property in Durango, Mexico (the "Mexico Property"). Under Linear Mexico's Option, Linear Mexico is entitled to acquire the exploration and exploitation rights to the Property by payment of $2,000,000. Prior to exercising Linear Mexico's Option, and to keep Linear Mexico's Option in force, Linear Mexico is required to pay the property owners $20,000 in year one, $35,000 by April 6, 2006, and $70,000 by April 6, 2007.

Under the agreement, the Company has the option to acquire a 55% interest in the Mexico Property. If the option is exercised, the property would be conveyed to a newly formed corporation, which the Company would own 55% of, with Linear Gold owning the remaining 45%. Upon execution of the agreement, the Company paid Linear Gold $45,000 and issued Linear Gold 100,000 shares of common stock.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

5.          Related Parties

Related party loans receivable consists of an advance to a company controlled by an officer and shareholder of the Company. The advance does not have a stated maturity date or interest rate.

During the year, the following transactions involving related parties occurred:

In 2005 the Company issued 3,254,018 restricted common shares, valued at $813,505 in settlement of all amounts owing to an officer of the Company in accordance with the terms of his employment agreement.

In 2004, the Company issued 575,000 common shares, valued at approximately $25,000, for advances of $25,000 from a company whose officer and shareholder is a stockholder of the Company.

In 2003, the Company issued 4,861,111 common shares, valued at $150,000, for advances of $150,000 from a company whose officer and shareholder is an officer and stockholder of the Company.

During the year ended December 31, 2003 the Company issued approximately 66,300 shares of its common stock, valued at approximately $1,326, for services provided by a former officer and stockholders of the Company. The shares were returned to the Company as the result of an over issuance of shares in a prior year as a result of a clerical error.

The Company is party to a month-to-month lease for office space for approximately $2,800 per month with a company owned by an officer and stockholder of the Company. Rental expense under this lease for the year ended December 31, 2005 was Nil (2004 - Nil).

6.          Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash and short-term investments with major financial institutions. From time to time the Company has funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant credit risk as these banks and financial institutions are well-known.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

7.          Income Taxes

The Company's income tax provision (recovery) has been calculated as follows:

	2005	2004

Earnings before income taxes	$(542,909)	$(399,028)
Deferred: Expected income tax recovery at the statutory rates of 34% (2004 - 32.6%)	(184,589)	(136,069)
Current year losses not recognized	-	-
Permanent differences	-	-
Other	(31,850)	32,069
Change in valuation allowance	389,542	104,000

Provision for income taxes	$173,103	$-

The following summarizes the principal temporary differences and related future tax effect:
	2005	2004

Property, plant and equipment	$-	$-
Exploration and development	-	-
Losses carried forward	1,131,192	741,650
Other	-	-

Subtotal - future income tax asset	1,131,192	741,650
Valuation allowance	(1,131,192)	(741,650)

Net deferred income tax asset recorded	$-	$-

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

7.          Income Taxes (cont'd)

The Company has accumulated approximately $3,327,035 of taxable losses, which can be used to offset future federal taxable income. The utilization of the losses expires in years 2015 to 2025.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change", as defined by the Internal Revenue Code. Federal and State net operating losses are subject to limitations as a result of these restrictions. Under such circumstances, the Company's ability to utilize its net operating losses against future income may be reduced.

8.          Statement of Cash Flows Supplemental Disclosures

During the year ended December 31, 2005, the Company issued 3,254,018 shares of its common stock in lieu of $813,505 cash in settlement of amounts owing to an officer of the Company in accordance with the terms of his employment agreement.

During the year ended December 31, 2005, the Company issued 7,295,000 shares of its common stock in settlement of $1,150,000 in payables due for services performed.

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

For the year ended December 31, 2005 and 2004, there were no cash payments for income taxes and no cash was paid for accrued interest.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

9.          Litigation

In the normal course of its operations, the Company has been or, from time to time, may be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

10.       Commitments and Contingencies

In July 2002, the Company entered into an employment agreement with an officer of the Company. During the years ended December 31, 2005 and 2004, $154,500 and $342,000 respectively is included in the statement of operations in management and director fees. The term of the employment agreement is for three years and carries an option for renewal upon mutual agreement between the officer and the Company. On March 31, 2005, the Company issued 3,254,018 restricted common shares, valued to $813,505 in settlement of all amounts owing to the officer of the Company in accordance with the terms of his employment agreement..

On November 15, 2005, the Company entered into an employment agreement with an officer of the Company. The term of the agreement is five years and carries an option for renewal upon mutual agreement between the officer and the Company. The agreement includes a base salary of $288,000 per year, a signing bonus of 1,000,000 shares of common stock of the company and a benefits package.

On December 8, 2005 the Company entered into a twelve month agreement Uptick Capital for financing and strategic advice for fees totaling $27,000 and 1.5 million restricted common shares.

On January 10, 2006 the Company entered into a three month contract with Small Cap Voice.Com Inc. for investor relations services for fees totaling $15,000 and 100,000 restricted common shares.

On January 10, 2006 the Company entered into a three month contract with Torrey Hills Capital for strategic planning services for fees of $32,500 and 300,000 restricted common shares.

On March 1, 2006 the Company entered into a twenty-four month contract with an individual for administrative services for $4,000 per month and 1,000,000 restricted common shares.

On March 21, 2006, the Company entered into an Asset Purchase Agreement with Sino Silver and Sanhe Sino-Top Resources and Technologies Ltd. to purchase the assets of Sino Silver. The total purchase price is US$650,000 plus 4,000,000 restricted common shares of the Company payable as follows: US$150,000 was paid on the closing;US$100,000 payable on May 20, 2006; US$400,000 payable and the 4,000,000 restricted common shares of the Company deliverable upon receipt of the requested government approvals in China. The Company has also committed to invest approximately US$1,300,000 into Sino-Top in 2006 .

On March 15, 2006 the Company entered into a three month contract with Empire Relations Group for investor relations services for fees of $15,000 and 40,000 restricted common shares.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

11.        Subsequent Events

On January 10, 2006 the Company entered into a two month contract with Small Cap Voice.Com, Inc., who will provide the Company with investor relations services in return for cash fees and 100,000 restricted shares.

On January 10, 2006 the Company entered into a three month consulting contract with Torrey Hills Capital, who will provide the Company with strategic planning services in return for cash fees and 300,000 shares of its restricted common stock. On January 10, 2006 the Company issued Travellers International Inc. 1,000,000 shares of common stock pursuant to the terms of the Employment Agreement dated November 15, 2005 with Marc Hazout.

On January 19, 2006 the Company entered into a contract with an individual who will provide strategic planning services in return for 300,000 restricted shares.

On January 25, 2006 the Company issued 2,500,000 restricted common shares valued at $250,000 under a private placement.

On February 17, 2006, the Company completed the sale of 1,000,000 Units, at a price of $1.00 per Unit, for total gross proceeds of $1,000,000. Each Unit consists of one share of the Company's common stock and 2 one-half of one (1/2) common stock purchase warrants ("Warrant"). The first half warrant is exercisable in whole warrants at $2.00 per common share and the second half warrant in whole warrants at $5.00 per common share.

On March 1, 2006 the Company entered into a twenty-four month contract with an individual for administrative services for fees and 1,000,000 restricted common shares.

On March 1, 2006 the Company entered into a contract with an individual for investor relations services in The Peoples Republic of China for 1,000,000 restricted common shares.

On March 1, 2006 the Company issued Travellers International Inc. 1,000,000 shares of the common stock in consideration for its assistance to the Company in the acquisition of the mining rights in Cerro Las Minitas, Mexico.

On March 2, 2006, the Company's wholly-owned subsidiary, Silver Dragon Mining De Mexico entered into an agreement for the mining and exploitation rights to 10 mining concessions, which include an operating mine, totaling approximately 1354 hectares in Guadalupe, Durango, Mexico in consideration for the payment of US$799,000.

On March 2, 2006, Silver Dragon Mexico entered into an agreement for the assignment of the mining and exploitation rights to 5 mining concessions, which include an operating mine, totaling approximately 31 hectares in Guadalupe, Durango, Mexico in consideration for the payment of US$245,000 plus applicable V.A.T. which was paid on closing, along with 110,000 restricted common shares of the Company. Silver Dragon Mexico has also entered into an Asset Purchase Agreement with the same party for the purchase of certain mining equipment for the sum of US$5,000 plus V.A.T.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

11.        Subsequent Events (cont'd)

On March 8, 2006, Silver Dragon Mexico entered into an agreement for the assignment of the mining and exploitation rights to 1 mining concession known as "Puro Corazon" which includes an operating mine, totaling approximately 9 hectares, in Guadalupe, Durango, Mexico in consideration for the payment of US$400,000 and 2 Million restricted common shares of the Company.

On March 9, 2006, Silver Dragon Mexico entered into an agreement for the assignment of the mining and exploitation rights of Puro Corazon in consideration for the sum of US$50,000. In addition, the exploitation agreement of Puro Corazon which was assigned to Silver Dragon Mexico was modified to include minimum monthly fees of $3,500 based on production and extraction. Silver Dragon Mexico has also been granted the option to purchase the Concession.

On March 15, 2006 the Company entered into a four month contract with Empire Relations Group who will provide investor relations services in return for cash fees and 40,000 restricted shares.

On March 21, 2006, the Company entered into an Asset Purchase Agreement with Sino Silver and Sanhe Sino-Top Resources and Technologies, Ltd. ("Sino-Top") wherein Sino Silver agreed to sell its 60% interest in Sino-Top to the Company. Sino-Top holds the exploration and mining rights to 9 properties in the Erbaohuo Silver District in Inner Mongolia, China. The total purchase price is US$650,000 plus 4,000,000 restricted common shares of the Company. The Company has also committed to invest approximately US$1,300,000 into Sino-Top in 2006 towards exploration and property maintenance on the nine properties in the portfolio. This agreement supersedes the Venture Agreement dated April 24, 2005 between the Company and Sino Silver, and is subject to receipt of the requested government approvals in China.