Form 10KSB/A
period 2004-12-31
SILVER DRAGON RESOURCES, INC.
filed 2006-04-11
CIK 1017290

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

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

Explanatory Note

The purpose of this Form 10-KSB/A is to include the name and signature of the independent auditors ("Moore Stephens Cooper Molyneux LLP").  This information was inadvertently omitted from the previous Form 10-KSB filing for the year ended December 31, 2004.  Aside from this clarification there have been no other changes to any of the information contained within this report.

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

/s/ "Moore Stephens Cooper Molyneux LLP"
 Moore Stephens Cooper Molyneux LLP
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