Form 10QSB
period 2006-03-31
SILVER DRAGON RESOURCES, INC.
filed 2006-05-15
CIK 1017290

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 0-29657
_________________________________________________

SILVER DRAGON RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Delaware	33-0727323
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1121 Steeles Avenue West, Suite 803
Toronto, Ontario M2R 3W7
(Address of Principal Executive Offices)

(416) 661-4989
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X            No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     Yes___                     No   X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 46,020,533 shares of its Common Stock, $0.0001 par value, as of May 12, 2006.

Transitional Small Business Disclosure Format:     Yes___             No   X

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY
(formerly American Entertainment and Animation Corp. and Subsidiary)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(UNAUDITED)

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) (FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Interim Consolidated Balance Sheet
March 31, 2006

(unaudited)
ASSETS
Current Assets
Cash in bank	$262,602
Prepaid and deferred expenses	638,333

Total Current Assets	900,935
Prepaid and Deferred Expenses	1,246,666
Equipment	2,439
Mineral Rights (note 3)	1,976,466

TOTAL ASSETS	$4,126,506

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$125,375
Advances from related party (note 7)	71,871

Total Current Liabilities	197,246
Total Liabilities	197,246

STOCKHOLDERS' EQUITY
Capital Stock
Preferred stock, $0.0001 par value
20,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value,
150,000,000 shares authorized, 46,020,533 issued and outstanding	4,602
Additional Paid-in Capital	10,362,410
Common Stock Subscriptions Receivable	(9,500)
Deficit Accumulated During the Development Stage	(6,428,252)

Stockholders' Equity	3,929,260

Total Liabilities and Stockholders' Equity	$4,126,506

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE) (FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Interim Consolidated Statements of Operations (Unaudited)
For the three month periods Ended March 31, 2006, and 2005, and
For the Period from June 15, 1996 [date of inception] Through to March 31, 2006
	For the 3 month period ended		For the period from June 15, 1996 (Inception) to March 31, 2006
	March 31, 2006	March 31, 2005
Net Revenues	$-	$-	$64,888
Cost of revenues	-	-	74,482

Gross Profit	-	-	(9,594)
Operating Expenses
Management and directors' fees	1,927,000	72,000	3,423,588
Advertising and promotion	741,905	22,954	944,664
Legal and accounting	23,077	19,352	592,188
Development expenses	-	-	60,000
Office and general	78,754	95	467,097
Consulting expense	577,081	-	750,819
Total Operating Expenses	3,347,817	114,401	6,238,356
Loss From Operations	(3,347,817)	(114,401)	(6,247,950)
Other Income (Expenses)
Interest income- related parties	-	-	15,906
Interest expense - related parties	-	-	(8,422)
Settlement with Cyper
Entertainment, Inc.	-	-	(80,000)
Loss on disposal of asset	-	-	(15,371)
Loss on investment	-	-	(61,240)
Other income (expense)		(657)	(31,175)
Total Other Expenses	-	(657)	(180,302)
Loss Before Income Taxes	$(3,347,817)	$(113,744)	$(6,428,252)
Provision for income taxes	-	-	-
Net Loss	$(3,347,817)	$(113,744)	$(6,428,252)
Net Loss Per Common Share -
Basic And Diluted	$(0.08)	$(0.00)
Weighted Average Number of
Common Shares Outstanding -
Basic And Diluted	40,474,422	24,477,671

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE ENTERPRISE) (FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Interim Consolidated Statements of Cash Flows (Unaudited)
For the three month periods Ended March 31, 2006, and 2005, and
For the Period from June 15, 1996 [date of inception] Through to March 31, 2006
	For the 3 month period ended		For the period from June 15, 1996 (Inception) to March 31, 2006
	March 31, 2006	March 31, 2005
Cash Flows From Operating Activities
Net loss	$(3,347,817)	$(113,744)		$(6,428,252)
Adjustments for:
Amortization	-	-		41,487
Impairment of investments	-	-		61,240
Writedown of assets	-	-		42,253
Writedown of inventory	-	-		19,169
Settlement of Cyper reverse acquisition	-	-		80,000
Settlement of debt, net	-	-		405,978
Stock issued for advertising expenses	593,900	-		593,900
Stock issued for consulting fees	552,000	-		552,000
Stock issued for management and directors fees to a related party	1,855,000	-		2,625,103
	(346,917)	(113,744)		(2,007,122)
Changes in non-cash working capital
Inventories	-	-		(28,510)
Prepaid expenses	(15,000)	(10,000)		(9,743)
Other	-	-		135
Accounts payable and accrued liabilities	(14,093)	15,596		210,533
Accrued officer compensation	15,350	72,000		724,850
Net Cash Used in Operating Activities	(360,660)	(36,148)		(1,109,857)
Cash Flows From Investing Activities
Investment in subsidiaries	-	-		(21,221)
Proceeds from subscription receivables - net	-	-		124,748
Proceeds from sale of equipment	-	-		500
Acquisition of mineral rights	(824,490)	-		(1,413,616)
Acquisition of property and equipment	(2,439)	-		(48,169)
Net Cash Used by Investing Activities	(826,929)	-		(1,357,758)
Cash Flows From Financing Activities
Payments on notes payable	-	-		3,581
Proceeds from issuance of notes payable	-	-		(21,507)
Accounts payable - related parties	-	(35,000)		245,649
Advances receivable - related parties	-	-		(73,370)
Cash overdraft	-	(9)		460
Proceeds from issuance of common stock - net	1,449,888	93,000		2,575,404
Net Cash Provided by Financing Activities	1,449,888	57,991		2,730,217
Net increase in cash	262,299	21,843		262,602
Cash, beginning of period	303	-	-
Cash, end of period	$262,602	$21,843		$262,602

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Interim Consolidated Financial Statements March 31, 2006

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in note 2, there have been no significant changes of accounting policy since December 31, 2005. The results from operations for the period are not indicative of the results expected for the full fiscal year or any future period.

2. Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement 156, Accounting for Servicing of Financial Assets, which amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In a significant change to current guidance, the Statement of Financial Accountant Standards ("SFAS") No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

2. Recent Accounting Pronouncements (cont'd)

In December 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change

In July 2005, the FASB issued an exposure draft of a proposed interpretation, Accounting for Uncertain Tax Positions-an Interpretation of FASB Statement No. 109 ("SFAS No. 109"). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines "probable" as it is defined in SFAS No. 5, "Accounting for Contingencies." FASB has not established an effective date for the interpretation. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In March 2005, the FASB issued FASB Staff Position ("FSP") No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), "Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

2. Recent Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant effect on its financial position or results of operations.

3. Going Concern and Development Stage Activities

The Company's financial statements for the three months ended March 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of approximately $3,347,817 for the three months ended March 31, 2006, and has accumulated losses since inception of approximately $6,428,252. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of its products and services. Though the business plan indicates profitable operation in the coming year, these profits are contingent on completing and fulfilling contracts with various providers of goods and services throughout the world to provide the Company with a cash flow to sustain operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4. Mineral Rights
	Cost	Accumulated Amortization	Net Mar.31/06	Net Mar.31/05
Mining properties
Sino Silver	$632,265	$-	$632,265	$-
Linear Gold	216,625	-	216,625	-
Cerro Las Minitas	1,127,576	-	1,127,576	-	-
	$1,976,466	$-	$1,976,466	$-

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

On March 21, 2006, the Company entered into an Asset Purchase Agreement with Sino Silver Corp. ("Sino Silver") and Sanhe Sino-Top Resources and Technologies, Ltd. ("Sino-Top") wherein Sino Silver agreed to sell its 60% interest in Sino-Top to the Company. Sino-Top holds the exploration and mining rights to 9 properties in the Erbaohuo Silver District in Inner Mongolia, China. The total purchase price is US$650,000 plus 4,000,000 restricted common shares of the Company payable as follows:

 i) US$150,000 was paid on the closing;

ii) US$100,000 payable on May 20, 2006;

iii) US$400,000 payable and the 4,000,000 restricted common shares of the Company deliverable upon receipt of the requisite approvals to the transfer by the local Provincial Department of Commerce in China.

The Company has also committed to invest approximately US$1,300,000 into Sino-Top in 2006 towards exploration and property maintenance on the nine properties in the portfolio, with emphasis on bringing the Erbahuo mine into production in 2007 and advanced stage exploration on two properties (Zuanxinhu and Saihanaobao). In March 2006, the Company paid $250,000 of this amount to Sino-Top. This agreement supersedes the Venture Agreement dated April 24, 2005 between the Company and Sino Silver.

To date, all mineral property acquisition and exploration costs are capitalized.

4. Mineral Rights (cont'd)

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

Under the agreement, the Company has the option to acquire a 55% interest in the Mexico Property. If the option is exercised, the property would be conveyed to a newly formed corporation, which the Company would own 55% of, with Linear Gold owning the remaining 45%. Upon execution of the agreement, the Company paid Linear Gold $45,000 and issued Linear Gold 100,000 shares of common stock. In addition, the Company paid $75,000 to Linear Gold in April 2006 pursuant to its obligations under the joint venture agreement.

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

Silver Dragon Mexico has also entered into an Asset Bailment Agreement with Mr. Pena which allows Silver Dragon Mexico the use of certain mining equipment (the "Equipment") which, subject to the terms of the Assets Bailment Agreement, is included in the purchase price for the mining concessions referred to in the Assignment Agreement. Upon payment in full of the purchase price pursuant to the Assignment Agreement, Silver Dragon Mexico can purchase the Equipment for the sum of US$1,000 plus V.A.T.

4. Mineral Rights (cont'd)

2.     On March 2, 2006, Silver Dragon Mexico entered into an agreement with Ramon Tomas Davila Flores (the "Assignment Agreement") wherein Mr. Flores assigned to Silver Dragon Mexico the mining and exploitation rights to 5 mining concessions, which include an operating mine, totaling approximately 31 hectares in Guadalupe, Durango, Mexico in consideration for the payment to Mr. Flores of US$245,000 plus applicable V.A.T. which was paid on closing, along with 110,000 restricted common shares of the Company

Silver Dragon Mexico has also entered into an Asset Purchase Agreement with Mr. Flores for the purchase of certain mining equipment for the sum of US$5,000 plus V.A.T.

3.     On March 8, 2006, Silver Dragon Mexico entered into an agreement with Minera Real Victoria, S.A. De C.V. ("Minera") wherein Minera assigned to Silver Dragon Mexico the mining and exploitation rights to 1 mining concession known as "Puro Corazon" which includes an operating mine, totaling approximately 9 hectares, in Guadalupe, Durango, Mexico in consideration for the payment to Minera of US$400,000 plus applicable V.A.T., along with 2,000,000 restricted common shares of the Company. The purchase price is payable as follows:

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

4.     On March 9, 2006, Silver Dragon Mexico entered into an agreement with Silvia Villasenor Haro, the owner of Puro Corazon, wherein, in consideration for the sum of US$50,000 plus V.A.T., she has consented to the assignment of the mining and exploitation rights of Puro Corazon to Silver Dragon Mexico. In addition, she has agreed to modify the exploitation agreement of Minera which was assigned to Silver Dragon Mexico as follows:

i)     The consideration to be paid to Ms. Haro due to the exploitation of the mining concession will be in the amount of USD$1.50 per ton of economic ore that is extracted from the mine, to be paid monthly, within the following 30 days as of the date in which Silver Dragon Mexico receives the corresponding invoices.

Regardless of the above, in the event that Silver Dragon Mexico does not initiate production over the lot regarding the Concession Title within 6 months of the date of execution of the Agreement, Silver Dragon Mexico must pay to Ms. Haro the monthly amount of $3,500.00 dollars plus VAT. Such payment will be made for the period or periods of time during which no ore is extracted, and paid within the first eight days of the corresponding month.

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

ii)     Option to Purchase. Silver Dragon Mexico has been granted the option to purchase the Concession, which can be exercised by Silver Dragon Mexico by providing written notice to Ms. Haro within a 30 day period in advance to the following events:

4. Mineral Rights (cont'd)

a) The Option to Purchase the Concession can be exercised by Silver Dragon Mexico within 3 years of the date of execution of the Agreement upon payment of the amount of US$2,000,000 plus the applicable Value Added Tax ; or alternatively,

b) The Option to Purchase the Concession can be exercised by Silver Dragon Mexico within 5 years of the execution of this Addendum upon payment of the amount of US$3,000,000 plus the applicable Value Added Tax.

5. Capital Transactions

During the period, the following transactions occurred:

•     On January 25, 2006 the Company issued 2,500,000 restricted common shares valued at $250,000 under a private placement.

•     On February 17, 2006, the Company completed the sale of 1,000,000 Units, at a price of $1.00 per Unit, for total gross proceeds of $1,000,000. Each Unit consists of one share of the Company's common stock and 2 one-half of one (1/2) common stock purchase warrants ("Warrant"). The first half warrant is exercisable in whole warrants at $2.00 per common share and the second half warrant in whole warrants at $5.00 per common share.

6. Loss per Share

Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the anti-dilutive effect of the assumed exercise of outstanding common stock equivalents, loss per share does not give effect to the exercise of these common stock equivalents in any of the reporting periods, but they may dilute earnings per share in the future. For the three months ended March 31, 2006, the outstanding options were nil and warrants were 1,000,000.

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

8. Related Parties

Related party loans receivable and payable consist of advances paid to or received from a company controlled by an officer and shareholder of the Company. The advances do not have a stated maturity date or interest rate.

 During the three months ended March 31, 2006, the following transaction involving related parties occurred:

The Company paid $72,000 and issued 2,000,000 restricted common shares valued at $1,855,000 as part of an officer's compensation.

9. Concentration of Credit Risk

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

10. Statements of Cash Flows Supplemental Disclosures

During the three months ended March 31, 2006, the Company issued 2,000,000 restricted common shares valued at $1,855,000 as part of an officer's compensation.

During the three months ended March 31, 2006, the Company issued 110,000 restricted common shares valued at $102,850 in connection with the acquisition of its interest in the Cerro las Minitas Property.

During the three months ended March 31, 2006, the Company issued 500,000 restricted common shares for exploration services on the Mexican properties amounting to $460,000.

During the three months ended March 31, 2006, the Company issued 640,000 restricted common shares valued at $593,900 in connection with investor relations services.

During the three months ended March 31, 2006, the Company issued 600,000 restricted common shares valued at $552,000 in connection with consulting services.

During the three months ended March 31, 2006, the Company issued 2,000,000 restricted common shares valued as $1,870,000 in connection with deferred expenses for services to be performed in the future under contract.

For the three months ended March 31, 2006, there were no cash payments for income taxes or interest expense by the Company.

11. Commitments and Contingencies

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

11. Commitments and Contingencies (cont'd)

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

On March 1, 2006 the Company issued Travellers International Inc. 1,000,000 restricted common shares in consideration for its assistance to the Company in the acquisition of the mining rights in Cerro Las Minitas, Mexico.

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

PLAN OF OPERATION

Overview.     The Company's primary objective is to explore for silver, gold, base metals and industrial minerals and, if warranted, to develop those existing mineral properties. Its secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance their exploration and development through equity financing, by way of joint venture or option agreements or through a combination of both.

Description of Property.

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

US$150,000 was paid on the closing;

US$100,000 payable on May 20, 2006;

US$400,000 payable and the 4,000,000 restricted common shares of the Company deliverable upon receipt of the requisite approvals to the transfer by the local Provincial Department of Commerce in China;

The Company has also committed to invest approximately US$1,300,000 into Sino-Top in 2006 towards exploration and property maintenance on the nine properties in the portfolio, with emphasis on bringing the Erbahuo mine into production in 2007 and advanced stage exploration on two properties (Zuanxinhu and Saihanaobao). In March 2006, the Company paid $250,000 to Sino-Top towards this amount. This agreement supersedes the Venture Agreement dated April 24, 2005 between the Company and Sino Silver.

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

pay Linear Gold an additional $75,000 on March 31, 2006, which has been paid;

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

US$100,000 was paid on the closing;

US$100,000 payable six months from the closing date;

US$100,000 payable twelve months from the closing date;

US$200,000 payable twenty-four months from the closing date;

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

US$100,000 was paid on the closing;

US$100,000 payable six months from the closing date;

US$100,000 payable twelve months from the closing date;

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and March 31,2005.

Net sales were $0 for both the quarters ended March 31, 2006 and March 31, 2005 as there was no production at any of the mining properties.

Total operating expenses for the Company were $3,347,817 (March 2005: $114,401) with increased spending in all areas. Management fees increased as the president received bonuses for signing a new employment contract and successfully completing the acquisition of mining properties. Advertising and promotion expenses increased as the Company continues to raise its visibility in the industry. Legal and accounting increased only marginally reflecting constant level of activity in this area. Office and general increases were due to increased international travel as the Company continues to acquire properties in Mexico and China. Consulting expenses increased as a result of retaining the services or groups to assist in developing and executing a strategic plan of acquisition.

Net loss for the quarter ended March 31 2006 was ($3,347,817), compared to a net loss of ($113,744) for the similar period in 2005. The principal reason for this is the impact of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company will need additional capital in order to finance its obligations to Sino Silver Corp., Sanhe-Sino Top Resources and Technologies, Ltd., Linear Gold Corp., and the acquired properties in Cerro Las Minitas, Mexico, as well as to continue its attempt to acquire viable businesses and properties and to finance the administrative costs including but not limited to legal and accounting fees. The Company's management is seeking additional capital however, there is no assurance that this needed capital can be raised, or raised on terms acceptable to the Company.

GOING CONCERN

As of March 31, 2006 the Company had an accumulated deficit of $6,428,252. The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

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

Audit Committee and Audit Committee Financial Expert:

The Company has only one director and therefore does not have an audit committee.

Code of Ethics:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2006 the Company completed two private sales totaling 3,500,000 shares of its common stock. The first private sale was in January 2006 for 2,500,000 and was at $0.10 per share, for total gross proceeds of $250,000. The second was in March 2006 for 1,000,000 and was at $1.00 for gross proceeds of $1,000,000. No underwriting discounts or commissions were paid in connection with the sale. The sale of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder. All of the purchasers of the shares were sophisticated and/or accredited investors, and were provided with information comparable to what would be required in a registration statement. The shares were issued with a restrictive legend. In addition, none of the purchasers were U.S. persons as defined in Regulation S, and the sale took place outside the U.S.

The funds received from the above-mentioned private placements were used to meet the financial requirements for the Cerro Las Minitas transactions, the Sino Silver Corp. transaction and to pay legal and accounting fees and administrative expenses.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On January 30, 2006, Donald J. Robinson resigned from the board of the Company due to his time commitments as President and Director of Eastmain Resources. There was no disagreement between Dr. Robinson and the Company on any matter relating to the Company's operations, policies or practices. Dr. Robinson did not resign for cause.

Item 6. Exhibits.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Date: May 15, 2006	/s/ Marc Hazout
By: Marc Hazout, President and Chief Executive Officer