Form 10QSB
period 2006-06-30
SILVER DRAGON RESOURCES, INC.
filed 2006-08-18
CIK 1017290

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 51,010,533 shares of its Common Stock, $0.0001 par value, as of August 18, 2006.

Transitional Small Business Disclosure Format:     Yes___             No   X

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY
(formerly American Entertainment and Animation Corp. and Subsidiary)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(UNAUDITED)

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Interim Consolidated Balance Sheet

June 30, 2006
(unaudited)
ASSETS
Current Assets
Cash in bank	$365,545
Marketable securities (note 4)	1,000,000
Accounts receivable	90,314
Prepaid and deferred expenses	524,317
Advance to related party (note 4)	91,638

Total Current Assets	2,071,814
Prepaid and Deferred Expenses	1,246,667
Property, Plant and Equipment, net (note 6)	24,813
Mineral Rights (note 5)	4,844,082

TOTAL ASSETS	$8,187,376,

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$129,985

STOCKHOLDERS' EQUITY
Capital Stock
Preferred stock, $0.0001 par value
20,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value,
150,000,000 shares authorized, 51,010,533 issued and outstanding	5,101
Additional Paid-in Capital	15,319,785
Warrants	378,000
Deficit Accumulated During the Development Stage	(7,645,495)

Stockholders' Equity	8,057,393

Total Liabilities and Stockholders' Equity	$8,187,376

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Interim Consolidated Statements of Operations (Unaudited)
For the six month periods Ended June 30, 2006, and 2005, and
For the Period from June 15, 1996 [date of inception] Through to June 30, 2006

	For the 3 month period		For the 6 month period		For the period from
	ended		ended		June 15, 1996
	June 30		June 30		(Inception) to
	2006	2005	2006	2005	June 30, 2006

NET REVENUES	$-	$-	$-	$-	$64,888

COST OF REVENUES	-	-	-	-	74,482

GROSS MARGIN	-	-	-	-	(9,594)

OPERATING EXPENSES
Legal and professional fees	92,323	20,549	115,400	$39,901	$684,511
Management and directors' fees	68,891	72,000	1,995,891	144,000	3,492,479
Advertising expense	407,419	95,512	1,149,324	118,466	1,352,083
Development expense	-				60,000
General and administrative	115,337	3,540	194,090	3,635	582,435
Foreign exchange loss	52,615		52,615		52,615
Consulting	479,232	5,000	1,056,313	5,000	1,230,051
Amortization	1,425	-	1,425	-	1,425
TOTAL OPERATING
EXPENSES	1,217,242	196,601	4,565,058	311,002	7,455,599

LOSS FROM
OPERATIONS	(1,239,830)	(196,601)	(4,565,058)	(311,002)	(7,465,192)

OTHER INCOME (EXPENSES)
Interest income - related parties	-	-	-	-	15,906
Interest expense - related parties	-	-	-	-	(8,422)
settlement with
Cyper Entertainment, Inc.	-	-	-	-	(80,000)
Loss on disposal of asset	-	-	-	-	(15,371)
Loss on investment	-	-	-	-	(61,240)
Other income (expense)	-	1,770	-	2,427	(31,175)

TOTAL OTHER EXPENSES	-	1,770	-	2,427	(180,302)

NET LOSS	$(1,239,830)	$(194,831)	$(4,565,058)	$(308,575)	$(7,645,495)

Net loss per common share - basic
and diluted	$(0.03)	$(0.00)	$(0.10)	$(0.01)

Weighted average number common
shares outstanding	43,832,456	29,539,828	43,832,456	29,539,828

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Interim Consolidated Statements of Cash Flows (Unaudited)
For the six month periods Ended June 30, 2006, and 2005, and
For the Period from June 15, 1996 [date of inception] Through to June 30, 2006

			For the period
	For the 6 month		from June 15,
	period ended		1996 (Inception)
	June 30,	June 30,	to
	2006	2005	June 30, 2006

Cash Flows From Operating Activities
Net loss	$(4,565,058)	$(308,575)	$(7,645,495)
Adjustments for:
Amortization	1,425	-	42,912
Impairment of investments	-	-	61,240
Writedown of assets	-	-	42,253
Writedown of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	-	405,978
Stock issued for advertising expenses	710,775	-	710,742
Stock issued for consulting fees	1,025,200	1,082,500	1,025,200
Stock issued for management and directors fees
to a related party	1,855,000	-	2,625,103

	(972,658)	773,925	(2,632,863)
Changes in non-cash working capital
Accounts receivable	(90,314)		(90,314)
Marketable securities	(1,000,000)		(1,000,000)
Inventories	-	-	(28,510)
Prepaid expenses and deferred expenses	(17,856)	(10,500)	(12,599)
Other	-	-	135
Accounts payable and accrued liabilities	(9,454)	(8,425)	215,172
Accrued officer compensation	-	221,998	709,500

Net Cash Used in Operating Activities	(2,090,282)	976,998	(2,8394,79)

Cash Flows From Investing Activities
Investment in subsidiaries	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of mineral rights	(1,352,106)	(1,252,500)	(1,941,232)
Acquisition of property and equipment	(26,238)	-	(71,968)

Net Cash Used by Investing Activities	(1,378,344)	(1,252,500)	(2,033,921)

Cash Flows From Financing Activities
Payments on notes payable	-	-	(3,581)
Proceeds from issuance of notes payable	-	-	(21,507)
Accounts payable - related parties		(52,287)	(245,649)
Advances receivable - related parties	(148,159)	-	(221,529)
Cash overdraft	-	(9)	460
Proceeds from subscriptions receivable	-	-	124,748
Proceeds from issuance of common stock	3,982,027	328,000	5,107,543

Net Cash Provided by Financing Activities	3,833,868	275,704	5,238,945

Net Increase in Cash	365,242	202	365,545

Cash, beginning of period	303	-	-

Cash, end of period	$365,545	$202	$365,545

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Interim Consolidated Financial Statements June 30, 2006

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

2.   Recent Accounting Pronouncements (cont'd)

In December 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.

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

2.   Recent Accounting Pronouncements (cont'd)

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

Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the short maturities of these instruments. Due to the nature of the Company's operations, there is no significant credit or interest rate risk.

Property, Plant and Equipment

Property, plant and equipment are amortized principally on a straight-line basis over their estimated useful lives of three to ten years. Property, plant and equipment awaiting installation on site are not amortized until they are commissioned, but are reviewed for impairment and if deemed impaired, an impairment loss is measured and recorded based on the net recoverable value of the asset.

Foreign Currency Translation

The US dollar is the currency in which the financial statements are presented. Foreign currency transactions and balances, and the financial statements of foreign operations, all of which are integrated, are translated into US dollars using the temporal method. Under this method, monetary assets and liabilities of the Company and its subsidiaries denominated in foreign currencies are translated into US dollars at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at the historical rates. Revenue and expense items are translated at the average rate prevailing during the year, except for depreciation, depletion, amortization and write downs, which are translated at the same exchange rates as the assets to which they relate with gains and losses arising on settlement recognized in the statement of operations. Gains and losses on translation from functional currencies into US dollars are reflected in cumulative translation account.

3.   Going Concern and Development Stage Activities

The Company's financial statements for the six months ended June 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of approximately $4,565,058, for the six months ended June 30, 2006, and has accumulated losses since inception of approximately $7,645,495. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations.

3.   Going Concern and Development Stage Activities (cont'd)

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

4.   Related Parties Balance and Transactions

Related party loans receivable and payable consist of advances paid to or received from a company controlled by an officer and shareholder of the Company. The advances do not have a stated maturity date or interest rate.

During the six months ended June 30, 2006, the following transactions involving related parties occurred:

The Company paid $52,000 and issued 2,000,000 restricted common shares valued at $1,855,000 as part of an officer's compensation.

The Company provided in trust to a company controlled by an officer and shareholder of the Company the amount of $1,000,000 for the purpose of buying marketable securities on the Company's behalf.

The Company advanced $144,000 to a company controlled by an officer and shareholder of the Company for management fees for the period July 1 to December 31, 2006. This amount will be amortized over the following 6 months.

5.   Mineral Rights

			Cerro Las
Mining Properties	Sino Silver	Linear Gold	Minitas,	Total
	China	Mexico	Mexico
	$	$	$	$
Balance at
December 31, 2005	372,500	216,626	-0-	589,126
Jan. to Jun. 2006
expenditures	756,225	75,129	3,423,602	4,254,956
Balance at June 30,
2006	$1,128,725	$291,755	$3,423,602	$4,844,082

Sino Silver

On April 24, 2005, the Company entered into a venture agreement with Sino Silver Corp. ("Sino Silver") whereby the Company acquired 50% of Sino Silver's interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation and development of a property located in the Erbaohuo Silver District in Northern China. In consideration for this interest, the Company paid Sino Silver $150,000 on the closing date along with 250,000 restricted common stock of the Company. Pursuant to the Agreement, an additional

5.   Mineral Rights (cont'd)

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

i) US$150,000 was paid on the closing;

ii) US$100,000 was paid on May 20, 2006;

iii) US$400,000 payable and the 4,000,000 restricted common shares of the Company deliverable upon receipt of the requisite approvals to the transfer by the local Provincial Department of Commerce in China.

The Company has also committed to invest approximately US$1,300,000 into Sino-Top in 2006 towards exploration and property maintenance on the nine properties in the portfolio, with emphasis on bringing the Erbahuo mine into production in 2007 and advanced stage exploration on two properties (Zuanxinhu and Saihanaobao). As of June 30, 2006, the Company paid $496,000 of this amount to Sino-Top. This agreement supersedes the Venture Agreement dated April 24, 2005 between the Company and Sino Silver.

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

5.   Notes Receivable/Mineral Rights (cont'd)

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

Silver Dragon Mexico has also entered into an Asset Bailment Agreement with Mr. Pena which allows Silver Dragon Mexico the use of certain mining equipment (the "Equipment") which, subject to the terms of the Assets Bailment Agreement, is included in the purchase price for the mining concessions referred to in the Assignment Agreement. Upon payment in full of the purchase price pursuant to the Assignment Agreement, Silver Dragon Mexico can purchase the Equipment for the sum of US $1,000 plus V.A.T.

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

5.   Notes Receivable/Mineral Rights (cont'd)

Cerro Las Minitas, Mexico (cont'd)

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

6.   Property Plant and Equipment

		Accumulated	June 30, 2006
	Cost	amortization	Book value
Computer Hardware	$8,081	$450	$7,631
Vehicles	8,631	432	8,199
Furniture and Equipment	2,200	110	2,090
Plant & equipment	7,326	433	6,893
	$26,238	$1,425	$24,813

7.   Capital Transactions

During the period, the following transactions occurred:

Share Capital

  In the first six months of 2006 the Company completed four private sales totaling 7,500,000 shares of its common stock. The first private sale was in January 25, 2006 for 2,500,000 and was at $0.10 per share, for total gross proceeds of $250,000. The second was in Feb 17, 2006 for 1,000,000 and was at $1.00 for gross proceeds of $1,000,000. The third was in May 30, 2006 for 1,000,000 and was at $1.00 for gross proceeds of $1,000,000. The fourth was in June12, 2006 for 3,000,000 units. Each unit was priced at $1.00 and consists of one common share of the Company and two one-half of one common share purchase warrants. One whole warrant will entitle the holder to purchase an additional common share of the Company at any time over a period of two years from the date of closing of the private placement at exercise prices of $2.00 and $5.00. No underwriting discounts or commissions were paid in connection with the sale. The sale of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated there under, and/or Regulation S promulgated there under. All of the purchasers of the shares were sophisticated and/or accredited investors, and were provided with information comparable to what would be required in a registration statement. The shares were issued with a restrictive legend.

  The funds received from the above-mentioned private placements were used to meet the financial requirements for the Linear Gold transaction, the Sino Silver Corp. transaction, to finance exploration operations at Cerro Las Minitas and to pay legal, accounting and administrative expenses.

Warrants

As at June 30, 2006, the following warrants were outstanding

		Number of Warrants				Value

	Exercise		Issued/		Opening	Issued/	Closing
Expiry Date	Price	Opening	(Exercised)/	Closing	(dollars)	(Exercised)/	(dollars)
			(Expired)			(Expired)

June 12, 2008	$2.00	-	1,500,000	1,500,000	-	$304,500	$304,500
June 12, 2008	$5.00	-	1,500,000	1,500,000	-	73,500	73,500
		-	3,000,000	3,000,000	-	$378,000	$378,000

8.   Loss per Share

Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the anti-dilutive effect of the assumed exercise of outstanding common stock equivalents, loss per share does not give effect to the exercise of these common stock equivalents in any of the reporting periods, but they may dilute earnings per share in the future. For the six months ended June 30, 2006, the outstanding options were nil and warrants were 3,000,000.

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

10.  Concentration of Credit Risk

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

11.  Statements of Cash Flows Supplemental Disclosures

During the six months ended June 30, 2006, the Company issued 2,000,000 restricted common shares valued at $1,855,000 as part of an officer's compensation.

During the six months ended June 30, 2006, the Company issued 110,000 restricted common shares valued at $102,850 in connection with the acquisition of its interest in the Cerro las Minitas Property.

During the six months ended June 30, 2006, the Company issued 500,000 restricted common shares for exploration services on the Mexican properties amounting to $460,000.

During the six months ended June 30, 2006, the Company issued 640,000 restricted common shares valued at $593,900 in connection with investor relations services.

During the six months ended June 30, 2006, the Company issued 600,000 restricted common shares valued at $552,000 in connection with consulting services.

During the six months ended June 30, 2006, the Company issued 2,000,000 restricted common shares valued as $1,870,000 in connection with deferred expenses for services to be performed in the future under contract.

During the six months ended June 30, 2006, the Company issued 440,000 common shares valued at $473,200 in connection with expenses for services performed under contract.

For the six months ended June 30, 2006, there were no cash payments for income taxes or interest expense by the Company.

12.  Commitments and Contingencies

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

13.  Subsequent Events

On August 4, 2006, the Company provided notice to Linear Gold Corp. that it would be discontinuing its exploration of the property known as the Tierra Blanca Property in Durango, Mexico, thereby terminating the Company's obligations to Linear Gold. Following a detailed exploration and evaluation of the property the Company's geologists recommended that the pursuit of the joint venture with Linear Gold Corp. be terminated in order that the Company's resources can be focused on its other interests in Mexico and China.

On August 16, 2006 the Company signed a Letter of Intent with Hubei Silver Mine Co., Ltd. ("Hubei Silver") and Cistex Global Investment Inc., ("Cistex") relating to the acquisition by Silver Dragon of a 60% equity interest in Hubei Silver which holds the exploration and mining rights to the Hubei Silver Mine located in Zhushan County, Shiyan City, Hubei Province, China. The purchase price, subject to confirmation of the value of Hubei Silver's assets, is approximately US$1.5 Million along with shares of restricted common stock of Silver Dragon valued at US$1.5 million on closing.

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

Description of Property

Agreement with Sino Silver Corp.

On April 24, 2005, the Company signed a Venture Agreement with Sino Silver Corp. ("Sino Silver") whereby the Company acquired 50% of Sino Silver's interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation and development of a property located in the Erbaohuo Silver District in Northern China. Sino Silver owns 60% of the equity in a Chinese company, Sanhe Sino-Top Resources & Technologies, Ltd. ("Sino-Top"), which holds the exploration and mining rights to several properties, including the one that is the subject of the Letter of Intent. In consideration for this interest, the Company paid Sino Silver $150,000 on the closing date along with 250,000 restricted common shares of the Company. Pursuant to the Agreement, an additional $200,000 is payable to Sino Silver within 2 years of the closing date, along with the delivery of an additional 250,000 restricted common shares of the Company.

On March 21, 2006, the Company entered into an Asset Purchase Agreement with Sino Silver and Sino-Top wherein Sino Silver agreed to sell its 60% interest in Sino-Top to the Company. The total purchase price is US$650,000 plus 4,000,000 restricted common shares of the Company payable as follows:

  US$150,000 was paid on the closing;

  US$100,000 was paid on May 20, 2006;

  US$400,000 payable and the 4,000,000 restricted common shares of the Company deliverable upon receipt of the requisite approvals to the transfer by the Ministry of Commerce in China;

The Company has also committed to invest approximately US$1,300,000 into Sino-Top in 2006 towards exploration and property maintenance on the nine properties in the portfolio, with emphasis on bringing the Erbahuo mine into production in 2007 and advanced stage exploration on two properties (Zuanxinhu and Saihanaobao). To date, the Company has advanced US$496,000 to Sino-Top. This agreement supersedes the Venture Agreement dated April 24, 2005 between the Company and Sino Silver.

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

Under the Agreement, the Company has the option to acquire a 55% interest in the Property. If the option is exercised, the property would be conveyed to a newly formed corporation, which the Company would own 55% of, with Linear Gold owning the remaining 45%. Upon execution of the Agreement, the Company paid Linear Gold $45,000 and issued Linear Gold 100,000 shares of common stock. In addition, the Company paid Linear Gold an additional $75,000 in April, 2006.

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

In the event the Company exercises the option to acquire an interest in the Property, it would be responsible for paying 55% of the option price (or $1,100,000) and 55% of any funds necessary to mine the Property. Following a detailed exploration and evaluation of the Property, the Company's geologists recommended that the pursuit of this joint venture be terminated in order that the Company's resources can be focused on its other interests in Mexico and China. Therefore, in accordance with the Joint Venture Agreement, the Company provided notice to Linear Gold that it would be discontinuing its exploration of the Property, thereby terminating the Company's obligations to Linear Gold.

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

Regardless of the above, in the event that Silver Dragon Mexico does not initiate production over the lot regarding the Concession Title within a 6 months period of the date of execution of the Agreement, Silver Dragon Mexico must pay to Ms. Haro the monthly amount of US$3,500 plus VAT. Such payment will be made for the period or periods of time during which no ore is extracted, and paid within the first eight days of the corresponding month.

In the event that Silver Dragon Mexico pays Ms. Haro the above mentioned monthly consideration, such must be discounted from any future payment made by Silver Dragon Mexico to Ms. Haro as a result of the production and extraction of ore, subject to the condition that the payments due to Ms. Haro by the production and extraction of ore are maintained at least in the minimum monthly amount of US$3,500. If Silver Dragon Mexico decides not to produce nor extract ore, any monthly payments that are made to Ms. Haro will remain to her benefit.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 and June 30,2005

Net sales were $NIL for both the quarters ended June 30, 2006 and June 30, 2005 as there was no production at any of the mining properties.

Total operating expenses for the Company were $1,239,830 (June 2005: $196,601) Expenses increased in Consulting fees and Advertising and Promotion as the company continues to develop and execute its strategic plan and raise its Corporate visibility in the market place. Legal fees increased as result of hiring additional lawyers for operations in Mexico and accounting fees increased due to additional regulatory requirements. General and administrative expenses increased as the Mexican operations came on stream.

Net loss for the quarter ended June 30 2006 was ($1,239,830), compared to a net loss of ($196,601) for the similar period in 2005. The principal reason for this is the impact of the factors discussed above.

Six Months Ended June 30, 2006 and June 30, 2005

Net sales were $0 for both the six month periods ended June 30, 2006 and June 30, 2005 for the reasons stated above.

Total operating expenses for the Company were $4,565,058 (June 2005: $311,002) Increased spending was in all areas. Management fees increased as the president received bonuses for signing a new employment contract and successfully completing the acquisition of mining properties. Advertising and promotion expenses increased as the company continues to raise its visibility in the industry. Legal and accounting increased reflecting increased activity in property acquisition as well as increase audit costs to meet regulatory requirements. Office and general increases were increased due to international travel, as the Company continues to acquire properties in Mexico and China. Consulting expenses increased as a result of retaining the services of groups to assist in developing and executing a strategic plan of acquisition.

Net loss for the six months ended June 30, 2006 was ($4,565,058) compared to a net loss of ($308,575) for the similar period in 2005. The principal reason for this is the impact of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company will need additional capital in order to finance its obligations to Sino Silver Corp., Sanhe Sino-Top Resources and Technologies Ltd., , and the acquired properties in Cerro Las Minitas, Mexico, as well as to continue its attempt to acquire viable businesses and properties and to finance the administrative costs including but not limited to legal and accounting fees. The Company's management is seeking additional capital however, there is no assurance that this needed capital can be raised, or raised on terms acceptable to the Company.

GOING CONCERN

As of June 30, 2006 the Company had an accumulated deficit of $7,645,495. The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the first six months of 2006 the Company completed four private sales totaling 7,500,000 shares of its common stock. The first private sale was in January 2006 for 2,500,000 and was at $0.10 per share, for total gross proceeds of $250,000. The second was in March 2006 for 1,000,000 and was at $1.00 for gross proceeds of $1,000,000. The third was in May 31, 2006 for 1,000,000 and was at $1.00 for gross proceeds of $1,000,000. The fourth was in June 12, 2006 for 3,000,000 units. Each united was priced at $1.00 and consists of one common share of the Company and two one-half of one common share purchase warrants. One whole warrant will entitle the holder to purchase an additional common share of the Company at any time over a period of two years from the date of closing of the private placement at exercise prices of $2.00 and $5.00. No underwriting discounts or commissions were paid in connection with the sale. The sale of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder. All of the purchasers of the shares were sophisticated and/or accredited investors, and were provided with information comparable to what would be required in a registration statement. The shares were issued with a restrictive legend.

The funds received from the above-mentioned private placements were used to meet the financial requirements for the Linear Gold transaction, the Sino Silver Corp. transaction, to finance exploration operations at Cerro Las Minitas and to pay legal, accounting and administrative expenses.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Date: August 18, 2006	/s/ Marc Hazout
By: Marc Hazout, President and Chief Executive Officer