Form 10QSB/A
period 2005-06-30
SILVER DRAGON RESOURCES, INC.
filed 2006-09-14
CIK 1017290

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

_____________________________________________

FORM 10-QSB/A

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

Explanatory Note

The purpose of this form 10QSB/A is to amend the financial statements in order to reflect all mineral property and acquisition costs as capitalized rather than expensed, in accordance with generally accepted accounting principles.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY
(formerly American Entertainment and Animation Corp. and Subsidiary)

FORM 10-QSB REPORT INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

	Interim Consolidated Balance Sheet as of June 30, 2005 and December	3
	31, 2004

	Interim Consolidated Statements of Operations For the Six Months	4

	Period Ended June 30, 2005 and June 30, 2004, For the Three Month
	Period Ended June 30, 2005 and June 30, 2004, and For the Period of
	Inception from June 15, 1996 (Inception) to June 30, 2005

	Interim Consolidated Statements of Cash Flows for the Six Month Period	5
	Ended June 30, 2005 and June 30, 2004 and For the Period from June 15,
	1996 (Inception) to June 30, 2005

	Notes to the Interim Consolidated Financial Statements for the Six and	7
	Three Months Ended June 30, 2005

Item 2. Management's Discussion and Analysis of Financial Condition and Results		9
of Operation

Item 3. Controls and Procedures		11

PART II. OTHER INFORMATION		11

Item 1.	Legal Proceedings	11

Item 2.	Changes in Securities	1

Item 3.	Defaults on Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11

Signatures		12

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY
(formerly American Entertainment and Animation Corp. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
ASSETS	(unaudited)		(audited)
CURRENT ASSETS
Cash	$202	$	_-
Prepaid expenses	10,500		-
Total current assets	10,702		-

Mineral rights	1,252,500		-

TOTAL ASSETS	$1,263,202		-

LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES
Bank overdraft	$-		$9
Accounts payable and accrued expenses	138,002		146,427
Accrued officer compensation	-		659,005
Advances payable - related parties	32,427		84,714
Total Current Liabilities	170,429		890,155

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value 20,000,000 shares
authorized, none issued and outstanding
Common stock, $0.0001 par value, 150,000,000
shares authorized 36,270, 533 issued and outstanding	3,627		2,345
Additional paid-in capital	3,944,747		1,645,026
Common Stock - Subscriptions receivable	(9,500)		-
Deficit accumulated during development stage	(2,846,101)		(2,537,526)
Total Stockholders' Deficit	1,092,773		(890,155)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$1,263,202		$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY
(formerly American Entertainment and Animation Corp. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					For the period
	For the 6 month period		For the 3 month period		from June 15,
	ended		ended		1996
	June 30		June 30		(Inception) to
	2005	2004	2005	2004	June 30, 2005

NET REVENUES	$-	$-	$-	$-	$64,888

COST OF REVENUES	-	-	-	-	74,482
DEVELOPMENT EXPENSE	-	-	-	-	60,000
GROSS MARGIN	-	-	-	-	(69,594)

OPERATING EXPENSES
Legal and professional fees	39,901	$18,741	20,549	14,807	$529,482
Management and directors' fees	144,000	126,000	72,000	63,000	1,346,588
Advertising expense	118,466	1,002	95,512	289	168,852
General and administrative	3,635	5,496	3,540	(50)	379,193
Consulting	5,000	-	5,000	-	173,738
TOTAL OPERATING
EXPENSES	311,002	151,239	196,601	78,046	2,597,853

LOSS FROM
OPERATIONS	(311,002)	(151,239)	(196,601)	(78,046)	(2,667,447)

OTHER INCOME
(EXPENSES)
Interest income - related parties	-	-	-	-	15,906
Interest expense - related parties	-	-	-	-	(8,422)
Settlement with
Cyper Entertainment, Inc.	-	-	-	-	(80,000)
Loss on disposal of asset	-	-	-	-	(15,371)
Loss on investment	-	-	-	-	(61,240)
Other income (expense)	2,427	3,078	1,770	1,841	(29,527)

TOTAL OTHER EXPENSES	2,427	3,078	1,770	1,841	(178,654)

NET LOSS	$(308,575)	$(148,161)	$(194,831)	$(76,205)	$(2,846,101)

Net loss per common share -
basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Weighted average number
common shares outstanding	29,539,828	23,037,531	30,726,106	23,208,548

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY
(formerly American Entertainment and Animation Corp. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period
	For the 6 months period ended		from June 15, 1996
	June 30,		(Inception) to
	2005	2004	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(308,575)	$(148,161)	$(2,846,101)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	-	-	41,487
Impairment of investments	-	-	61,240
Writedown of assets	-	-	42,253
Writedown of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	-	(19,052)
Stock based on compensation, management
fees - related party	-	-	615,603
Stock issued for services	1,082,500	-	1,082,500
(Increase) decrease in:
Accounts receivable - related parties	-	-	(45,177)
Inventories	-	-	(28,510)
Prepaid expenses	(10,500)	-	(5,243)
Other	-	-	135
Increase (decrease) in:
Accounts payable and accrued expenses	(8,425)	3,696	223,191
Accrued management compensation	221,998	126,000	931,489
Accounts payable - related parties	(52,287)	18,181	193,362
Net Cash (Used in) Operating Activities	924,712	(284)	346,346

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in subsidiaries	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Investment in mineral rights	(1,252,500)		(1,252,500)
Acquisition of property and equipment	-	-	(45,730)
Net Cash (Used) by Investing Activities	(1,252,500)	-	(1,318,951)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Cash overdraft	(9)	-	469
Proceeds from subscription receivables - net	-	-	124,748
Proceeds from issuance of common stock - net	328,000	-	865,516
Net Cash Provided by Financing Activities	327,991	-	972,807

Net increase (decrease) in cash	202	(284)	202
Cash, beginning of period	-	888	-
Cash, end of period	$202	$604	$202

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY
Notes to the Interim Consolidated Financial Statements for the Six and Three Months Ended
(Unaudited)
June 30, 2005

1. Basis of Presentation

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

2. Going Concern

The Company's financial statements for the three and six months ended June 30, 2005 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss of approximately $308,575 and $194,831 for the three and six months ended June 30, 2005, and has accumulated losses since inception of approximately $4,098,601. In addition, the Company has a working capital deficiency of approximately $159,727 at June 30, 2005. These factors create an uncertainty about the Company's ability to continue as a going concern. Management's plans to alleviate these factors and allow the Company to continue as a going concern primarily consist of seeking additional equity investments. The ability of the Company to continue as a going concern is dependent on the success of its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

To date, all mineral property acquisitions and exploration costs are capitalized.

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

5. Income Taxes

For the six months ended June 30, 2005, the deferred tax asset of approximately $879,000 generated by net operating losses has been offset by a valuation allowance of a like amount, as the Company believes that it is more than likely than not that the losses will not be utilized.

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

Net loss for the quarter ended June 30, 2005 was ($194,831), compared to a net loss of ($76,205) for the similar period in 2004. Professional fees, advertising expense, general and administrative expenses and consulting fees were all higher as a result of the Joint Venture with Sino Silver Corp ,

Six Months Ended June 30, 2005 and June 30, 2004

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

Net loss for the six months ended June 30, 2005 was ($308,575) compared to a net loss of ($148,161) for the similar period in 2004. The principal reason for this is the impact of the factors discussed above.

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

GOING CONCERN

As of June 30, 2005 the Company had a stockholders' deficit of ($159,727). The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

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

SILVER DRAGON RESOURCES INC.

Date September 14, 2006	/s/ Marc Hazout
By: Marc Hazout, President and Chief Executive Officer