Form 10QSB/A
period 2005-09-30
SILVER DRAGON RESOURCES, INC.
filed 2006-09-14
CIK 1017290

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X            No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     Yes  X                        No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 35,970,533 shares of its Common Stock, $0.0001 par value, as of November 11, 2005.

Transitional Small Business Disclosure Format:     Yes___             No   X

Explanatory Note

The purpose of this form 10QSB/A is to amend the financial statements in order to reflect all mineral property and acquisition costs as capitalized rather than expensed, in accordance with generally accepted accounting principles.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY
(formerly American Entertainment and Animation Corp. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)

INTERIM CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$5,533	$-
Advances receivable - related parties	139,800	-
Total Current Assets	145,333	-
Mineral rights	1,297,500
TOTAL ASSETS	$1,442,833	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$-	$9
Accounts payable and accrued expenses	122,728	146,427
Accrued officer compensation	-	659,005
Advances payable - related parties	-	84,714
Total Current Liabilities	122,728	890,155
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value
20,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value,
150,000,000 shares authorized, 38,870,533 issued and outstanding	3,888	2,345
Additional paid-in capital	4,204,486	1,645,026
Subscriptions receivable	(9,500)	-
Deficit accumulated during development stage	(2,878,769)	(2,537,526)
Total Stockholders' Deficit	1,320,105	(890,155)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,442,833	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY
(formerly American Entertainment and Animation Corp. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
					For the period
	For the 9 month		For the 3 month		from June 15,
	period ended		period ended		1996 (Inception)
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	to
	2005	2004	2005	2004	Sept 30, 2005
NET REVENUES	$-	$-	$-	$-	$64,888
COST OF REVENUES	-	-	-	-	74,482
DEVELOPMENT EXPENSE	-	-	-	-	60,000
GROSS MARGIN	-	-	-	-	(69,594)
OPERATING EXPENSES
Legal and professional fees	51,596	29,630	11,695	10,889	541,177
Management and directors' fees	154,500	189,000	10,500	63,000	1,357,088
Advertising expense	124,747	1,624	6,281	622	175,133
General and administrative	6,179	5,576	2,544	80	381,737
Consulting	5,000	-	-	-	173,738
TOTAL OPERATING EXPENSES	342,022	225,830	31,020	74,591	2,628,873
LOSS FROM OPERATIONS	(342,022)	(225,830)	(31,020)	(74,591)	(2,698,467)

OTHER INCOME (EXPENSES)
Interest income- related parties	-	-	-	-	15,906
Interest expense - related parties	-	-	-	-	(8,422)
Settlement with Cyper Entertainment, Inc.	-	-	-	-	(80,000)
Loss on disposal of asset	-	-	-	-	(15,371)
Loss on investment	-	-	-	-	(61,240)
Other income (expense)	779	(4,341)	(1,648)	(7,419)	(31,175)
TOTAL OTHER EXPENSES	779	(4,341)	(1,648)	(7,419)	(180,302)
NET LOSS	$(341,243)	$(230,171)	$(32,668)	$(82,010)	$(2,878,769)
Net loss per common share -
basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)
Weighted average number
common shares outstanding	32,090,271	23,106,022	36,989,011	23,241,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARY
(formerly American Entertainment and Animation Corp. and Subsidiary)
(A DEVELOPMENT STAGE COMPANY)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
			For the period
	For the 9 month		from June 15,
	period ended		1996 (Inception)
	Sept 30,	Sept 30,	to
	2005	2004	Sept 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(341,243)	$(230,171)	$(2,878,769)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	-	41,487
Impairment of investments	-	-	61,240
Writedown of assets	-	-	42,253
Writedown of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	-	(19,052)
Stock based on compensation, management fees - related party	-	-	615,603
Stock issued for services and property acquisition	1,082,500	-	1,082,500
(Increase) decrease in:
Advances receivable - related parties	(139,800)	-	(184,977)
Inventories	-	-	(28,510)
Prepaid expenses	-	-	5,257
Other	-	-	135
Increase (decrease) in:
Accounts payable and accrued expenses	(23,699)	13,836	207,917
Accrued management compensation	221,998	189,000	931,489
Accounts payable - related parties	(84,714)	26,490	160,935
Net Cash (Used in) Operating Activities	715,042	(845)	136,686
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of mineral rights	(1,297,500)		(1,297,500)
Acquisition of property and equipment	-	-	(45,730)
Net Cash (Used by) Investing Activities	(1,297,500)	-	(1,363,951)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Cash overdraft	(9)	-	460
Proceeds from subscription receivables - net	-	-	124,748
Proceeds from issuance of common stock - net	588,000	-	1,125,516
Net Cash Provided by Financing Activities	587,991	-	1,232,798
Net increase (decrease) in cash	5,533	(845)	5,533
Cash, beginning of period	-	888	-
Cash, end of period	$5,533	$43	$5,533

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

2.     Going Concern

The Company's financial statements for the three and nine months ended September 30, 2005 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred a net loss of approximately $32,668 and $341,243 for the three and nine months ended September 30, 2005, and has accumulated losses since inception of approximately $2,878,679. These factors create an uncertainty about the Company's ability to continue as a going concern. Management's plans to alleviate these factors and allow the Company to continue as a going concern primarily consist of seeking additional equity investments. The ability of the Company to continue as a going concern is dependent on the success of its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.     Mineral Properties Aobaotugonao Property

On April 14, 2005, the Company entered into a Joint Venture Agreement with Sino Silver Corp. to acquire 50% of its interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation, and development of the Aobaotugonao property located in the Erbaohuo Silver District in Northern China. Consideration for the interest includes cash payments of $350,000 over a two year period and the issuance of 500,000 shares of common stock of the Company. On closing, the Company paid $150,000 cash and issued 250,000 restricted common shares valued at $67,500. In connection with their mineral property activities, the Company also issued 4,500,000 common shares valued at $1,035,000 to parties that assisted in the completion of the transaction. Subsequent to the end of the period 3,000,000 of these shares were cancelled and returned to the Company. To date, all mineral property acquisition and exploration costs are capitalized.

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

4.     Capital Transactions

During the period, the following transactions occurred:

• In January 2005, the Company issued 1,500,000 restricted common shares valued at $30,000 under a private placement. Included in subscriptions receivable is $15,000 relating to proceeds of the private placement received after the end of the period.

• In March 2005, the Company received proceeds of $78,000 in connection with a private placement completed subsequent to the end of the period.

• On March 31, 2005, the Company issued 3,254,018 shares of restricted common shares valued at $813,505 to satisfy outstanding obligations to an officer of the Company under his employment contract.

• In April 2005, the Company issued 3,000,000 restricted common shares valued at $300,000 under a private placement and 25,000 restricted common shares valued at $2,500 under a second private placement.

• In April 2005, the Company issued 250,000 common shares valued at $47,500 in exchange for investor relations services.

• In April 2005, the Company issued 250,000 restricted common shares valued at $67,500 in connection with its Joint Venture Agreement with Sino Silver Corp. to acquire an interest in the net proceeds from the sale of minerals or the sale of mining rights of the Aobaotugonao property located in the Erbaohuo Silver District in Northern China. Also, in connection with the transaction, 4,500,000 common shares valued at $1,035,000 were issued to parties that assisted in the completion of the transaction. Subsequent to the end of the period, 3,000,000 of these shares were cancelled and returned to the Company.

• In May 2005, the Company issued 50,000 restricted common shares valued at $5,000 under a private placement.

• In September 2005, the Company issued 2,600,000 restricted common shares valued at $260,000 under a private placement.

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

In addition to the Joint Venture with Linear Gold, the Company intends to seek out other opportunities in Mexico.

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

Net loss for the quarter ended September 30, 2005 was ($32,668), compared to a net loss of ($82,010) for the similar period in 2004. The principal reason for this is the impact of the factors discussed above.

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

Net loss for the nine months ended September 30, 2005 was ($341,243), compared to a net loss of ($230,171) for the similar period in 2004. The principal reason for this is the impact of the factors discussed above.

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

GOING CONCERN

As of September 30, 2005 the Company had an accumulated deficit of $2,878,769. The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

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