Form 10QSB
period 2006-09-30
SILVER DRAGON RESOURCES, INC.
filed 2006-11-20
CIK 1017290

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X                 No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ____            No     X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 57,510,533 shares of its Common Stock, $0.0001 par value, as of November 20, 2006.

Transitional Small Business Disclosure Format: Yes____             No     X

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES (AN EXPLORATION STAGE ENTERPRISE) (FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Interim Consolidated Balance Sheet
September 30, 2006
(unaudited)
ASSETS
Current Assets
Cash in bank	$300,626
Marketable securities	221,957
Accounts receivable	283,734
Current portion of prepaid and deferred expenses	1,012,353

Total Current Assets	1,818,670

Related Party Prepaids (note 4)	84,638
Prepaid and Deferred Expenses	584,375
Equipment, net (note 5)	62,036
Mineral Rights (note 6)	10,834,597

TOTAL ASSETS	$13,384,316

LIABILITIES
Current Liabilities
Accounts payable	$381,184
Accrued liabilities	21,000
Investors’ deposits (note 7)	2,160,000

Total Current Liabilities	2,562,184

Commitments & Contingencies (note 13)

STOCKHOLDERS' EQUITY
Capital Stock (note 8)
Preferred stock, $0.0001 par value
20,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value,
150,000,000 shares authorized, 55,460,533 issued and outstanding	5,546
Additional Paid-in Capital	19,687,480
Deficit Accumulated During the Exploration Stage	(9,291,537)
Warrants (note 8)	702,360
Accumulated Other Comprehensive Income	(47,765)
Treasury Stock (note 8)	(233,952)

Stockholders' Equity	10,822,132

Total Liabilities and Stockholders’ Equity	$13,384,316

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Interim Consolidated Statements of Operations (Unaudited)
For the nine month periods ended September 30, 2006, and 2005, and
For the period from June 15, 1996 [date of inception] through to September 30, 2006

	For the 3 month period		For the 9 month period		For the period from
	ended,		ended,		June 15, 1996
	September 30		September 30		(Inception) to
					September 30,
	2006	2005	2006	2005	2006
REVENUES	$-	$-	$-	$-	$64,888

COST OF REVENUES	-	-	-	-	74,482

GROSS MARGIN	-	-	-	-	(9,594)

OPERATING EXPENSES
Legal and professional fees	94,850	11,695	210,250	51,596	779,361
Management and directors' fees	72,000	10,500	2,067,891	154,500	3,564,479
Advertising and promotion expense	467,577	6,281	1,616,901	124,747	1,819,660
Development expense	-	-	-	-	60,000
General and administrative	139,183	2,544	385,888	6,179	774,231
Salaries and benefits	18,007	-	18,007	-	18,007
Consulting	66,411	-	1,122,724	5,000	1,296,462
Amortization	4,216	-	5,641	-	5,641
TOTAL OPERATING
EXPENSES	862,244	31,020	5,427,302	342,022	8,317,841

LOSS FROM CONTINUING
OPERATIONS	(862,244)	(31,020)	(5,427,302)	(342,022)	(8,327,435)

OTHER INCOME (EXPENSES)
Interest income - related parties	-	-	-	-	15,906
Interest expense - related parties	-	-	-	-	(8,422)
Settlement with
Cyper Entertainment, Inc.	-	-	-	-	(80,000)
Loss on disposal of asset	-	-	-	-	(15,371)
Loss on investment	-	-	-	-	(61,240)
Loss on sale of marketable securities	(492,043)	-	(492,043)	-	(492,043)
Other income (expense)	-	(1,648)	-	779	(31,175)
TOTAL OTHER INCOME	(492,043)	(1,648)	(492,043)	779	(672,347)
(EXPENSES)

NET LOSS FROM CONTINUING
	$(1,354,287)	$(32,668)	$(5,919,345)	$(341,243)	$(8,999,782)
OPERATIONS

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE )
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Interim Consolidated Statements of Operations (Unaudited) (cont’d)
For the nine month periods ended September 30, 2006, and 2005, and
For the period from June 15, 1996 [date of inception] through to September 30, 2006

	For the 3 month period ended September 30		For the 9 month period ended September 30		For the period from June 15, 1996 (Inception) to September 30,
	2006	2005	2006	2005	2006
PROVISION FOR INCOME TAXES
Current	-	-	-	-	-
Future	-	-	-	-	-
NET LOSS FROM CONTINUING
	$(1,354,287)	$(32,668)	$(5,919,345)	$(341,243)	$(8,999,782)
OPERATIONS – AFTER TAX

NET LOSS FROM DISCONTINUED

OPERATIONS (note 6)
Loss from discontinued operations	(235,755)	(56,000)	(235,755)	(56,000)	(291,755)
Tax benefit	-	-	-	-	-

NET LOSS FROM DISCONTINUED OPERATIONS	(235,755)	(56,000)	(235,755)	(56,000)	(291,755)

NET LOSS	$(1,590,042)	$(88,668)	$(6,155,100)	$(397,243)	$(9,291,537)

Net loss per common share - basic and diluted	$(0.03)	$(0.00)	$(0.13)	$(0.01)

Net loss per common share - basic and diluted on discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number common shares outstanding	52,825,750	36,989,011	47,123,830	32,090,271

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Interim Consolidated Statements of Cash Flows (Unaudited)
For the nine month periods ended September 30, 2006, and 2005, and
For the period from June 15, 1996 [date of inception] through to September 30, 2006
			For the period
	For the 9 month		from June 15,
	period ended		1996 (Inception)
	September 30		to September 30,
	2006	2005	2006

Cash Flows From Operating Activities
Net Loss from continuing operations	$(5,919,345)	$(341,243)	$(8,999,782)
Adjustments for:
Amortization	5,641	-	47,128
Impairment of investments	-	-	61,240
Writedown of assets	-	-	42,253
Writedown of inventory	-	-	19,169
Loss on sale of marketable securities	492,043	-	492,043
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	-	405,978
Stock issued for advertising and promotion
expenses	710,742	-	710,742
Stock issued for consulting fees	1,025,200	-	1,025,200
Stock issued for management and director’s fees
to a related party	1,855,000	1,082,500	2,625,103

	(1,830,719)	963,255	(3,490,924)
Changes in non-cash working capital
Accounts receivable	(286,283)	-	(286,283)
Marketable securities	(1,000,000)	-	(1,000,000)
Inventories	-	-	(28,510)
Prepaid and deferred expenses	(77,464)	-	(72,207)
Due from related party	(81,303)	-	(81,303)
Accounts payable	244,549	(23,699)	469,175
Accrued professional fees	21,000	-	21,000
Accrued management fees	-	221,998	-
Accrued officer compensation	-	-	709,500

Net Cash Used by Continuing Operations	(3,010,220)	939,556	(3,759,417)

Net Loss From Discontinued Operations	(235,755)	(56,000)	(291,755)
Changes in non-cash working capital
Write-off of mineral rights	235,755	56,000	291,755

Net Cash Provided by (Used by)
Operating Activities	(3,010,220)	939,556	(3,759,417)

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Interim Consolidated Statements of Cash Flows (Unaudited)
For the nine month periods ended September 30, 2006, and 2005, and
For the period from June 15, 1996 [date of inception] through to September 30, 2006
			For the period
	For the 9 month		from June 15,
	period ended		1996 (Inception)
	September 30,		to September 30
	2006	2005	2006

Cash Flows From Investing Activities
Investment in subsidiaries	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Proceeds from marketable securities(net)	52,048	-	52,048
Treasury shares	233,952	-	233,952
Acquisition of mineral rights	(2,940,078)	(1,297,500)	(3,529,204)
Acquisition of equipment	(68,263)	-	(113,993)

Net Cash Used by Investing Activities	(2,722,341)	(1,297,500)	(3,377,918)

Cash Flows From Financing Activities
Payments on notes payable	-	-	3,581
Payments on related party prepaids	(56,521)	-	(56,521)
Proceeds from investors’ deposits	2,160,000	-	2,138,493
Accounts payable - related parties	-	(84,714)	245,649
Advances receivable - related parties	-	(139,800)	(73,370)
Cash overdraft	-	(9)	460
Proceeds from subscriptions receivable	-	-	124,748
Proceeds from issuance of common stock - net	3,929,405	588,000	5,054,921

Net Cash Provided by Financing Activities	6,032,884	363,477	7,437,961

Net increase in cash	300,323	5,533	300,626

Cash, beginning of period	303	-	-

Cash, end of period	$300,626	$5,533	$300,626

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2006

1.     Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Silver Dragon Resources, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned and controlled subsidiaries, Silver Dragon Mexico, S.A. De C.V ("Silver Dragon Mexico") and California Electric Automobile Co., Inc. ("CEAC"). Intercompany accounts and transactions have been eliminated on consolidation. These consolidated unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in note 2, there have been no significant changes of accounting policy since December 31, 2005. The results from operations for the period are not necessarily indicative of the results expected for the full fiscal year or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2005

2.     Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 156"). In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In July 2006 FASB issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN48 will have on its financial position.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2006

2.     Recent Accounting Pronouncements (cont'd)

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company does not expect the application of SAB 108 to have a material effect on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS 87 "Employers' Accounting for Pensions". SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS 158 is effective for the year ending December 31, 2006. The Company does not anticipate that the adoption of this Statement will have a material effect on its financial condition or operations.

3.     Going Concern and Exploration Stage Activities

The Company's unaudited interim consolidated financial statements for the nine months ended September 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $6,155,100, for the nine months ended September 30, 2006, and has accumulated losses since inception of $9,291,537. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of its products and services. Though the business plan indicates revenues in the coming year from the operating mines it has acquired, these revenues may not be sufficient to cover operating capital. The Company plans to pursue additional financing; however there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2006

3.     Going Concern and Exploration Stage Activities (cont'd)

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.     Related Parties Balance and Transactions

Related party prepaids consist of amounts paid to a company controlled by an officer and shareholder of the Company. During the nine month period ended September 30, 2006, the Company prepaid $430,000 for management fees and ongoing services for the period June 15 to December 31, 2006. This amount is being amortized over the period in which it applies. The balance as at September 30, 2006 is $84,638.

Related party transactions are in the normal course of business and are measured at exchange amount, which is the fair value agreed between management and the related party.

During the nine months ended September 30, 2006, the following transactions involving related parties occurred:

The Company paid $124,000 and issued 2,000,000 restricted common shares valued at $1,855,000 as payment of management and director's fees.

The Company provided the amount of $1,000,000 in trust to a company controlled by an officer and shareholder of the Company for the purpose of buying marketable securities on the Company's behalf. As at September 30, 2006 the Company realized losses of $492,043 on the sale of these marketable securities.

5.     Equipment, net

		Accumulated	September 30, 2006
	Cost	amortization	Book value
Computer Hardware	$15,075	$1,696	$13,379
Vehicles	8,827	662	8,165
Furniture and Equipment	9,899	742	9,157
Mine equipment	33,875	2,540	31,335
	$67,676	$5,640	$62,036

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2006

6.     Mineral Rights

			Cerro Las
Mining Properties	Sino Silver,	Linear Gold,	Minitas,	Total
	China	Mexico	Mexico
	$	$	$	$
Balance at December 31, 2005	372,500	216,626	-0-	589,126
Jan. to Sep. 2006
Expenditures	5,336,251	75,129	5,125,846	10,537,226
Write-off of Discontinued Operations	-0-	(291,755)	-0-	(291,755)
Balance at September 30, 2006	$5,708,751	$-0-	$5,125,846	$10,834,597

Sino Silver

On April 24, 2005, the Company entered into a joint venture agreement with Sino Silver Corp. ("Sino Silver") whereby the Company acquired 50% of Sino Silver's interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation and development of a property located in the Erbaohuo Silver District in Northern China. In consideration for this interest, the Company paid Sino Silver $150,000 on the closing date along with 250,000 restricted common stock of the Company. Pursuant to the Agreement, an additional $200,000 was payable to Sino Silver within 2 years of the closing date, along with the delivery of an additional 250,000 restricted common stock of the Company. Included in these closing costs are financing fees incurred through the issuance of 500,000 restricted common stock.

On March 21, 2006, the Company entered into an Asset Purchase Agreement with Sino Silver and Sanhe Sino-Top Resources and Technologies, Ltd. ("Sino-Top") wherein Sino Silver agreed to sell its 60% interest in Sino-Top to the Company. Sino-Top holds the exploration and mining rights to nine properties in the Erbaohuo Silver District. The total purchase price was US$650,000 plus 4,000,000 restricted common stock of the Company paid as follows:

i) US$150,000 was paid on the closing;

ii) US$100,000 was paid May 20, 2006;

iii) US$400,000 was paid on November 7, 2006 and;

iv) 4,000,000 restricted common stock of the Company that were held in escrow since August 2006 were released on November 7, 2006.

The Company has also committed to invest approximately US$1,300,000 into Sino-Top in 2006 towards exploration and property maintenance on the nine properties in the portfolio, with the intention of bringing the Erbahuo mine into production in 2007 and conducting advanced stage exploration on two properties (Zuanxinhu and Saihanaobao). As of September 30, 2006, the Company paid $786,180 of this amount to Sino-Top. This agreement supersedes the Venture Agreement dated April 24, 2005 between the Company and Sino Silver.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2006

6.     Mineral Rights (cont'd)

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

Under the agreement, the Company had the option to acquire a 55% interest in the Mexico Property. Following a detailed exploration and evaluation of the property the Company's geologists recommended that the pursuit of the joint venture with Linear Gold Corp. be terminated. On August 4, 2006, the Company provided notice to Linear Gold Corp. that it would be discontinuing its exploration of the Mexico Property, thereby terminating the Company's obligations to Linear Gold. The investment of $291,755 for mineral rights was written off as discontinued operations.

Cerro Las Minitas, Mexico

1. On March 2, 2006, the Company's wholly-owned subsidiary, Silver Dragon Mexico entered into an agreement with Jaime Muguiro Pena wherein Mr. Pena assigned to Silver Dragon Mexico the mining and exploitation rights to 10 mining concessions, which include an operating mine, totaling approximately 1354 hectares in Guadalupe, Durango, Mexico in consideration for the payment to Mr. Pena of US$450,000 and 450,000 restricted common stock issued on August 21, 2006. Silver Dragon Mexico also purchased certain mining equipment for the sum of US $1,000 plus Value Added Tax ("V.A.T.")

2. On March 2, 2006, Silver Dragon Mexico entered into an agreement with Ramon Tomas Davila Flores wherein Mr. Flores assigned to Silver Dragon Mexico the mining and exploitation rights to five mining concessions, which include an operating mine, totaling approximately 31 hectares in Guadalupe, Durango, Mexico in consideration for the payment to Mr. Flores of US$245,000 plus applicable V.A.T. which was paid on closing, along with 110,000 restricted common stock of the Company.

Silver Dragon Mexico has also entered into an Asset Purchase Agreement with Mr. Flores for the purchase of certain mining equipment for the sum of US$5,000 plus V.A.T.

3. On March 8, 2006, Silver Dragon Mexico entered into an agreement with Minera Real Victoria, S.A. De C.V. ("Minera") wherein Minera assigned to Silver Dragon Mexico the mining and exploitation rights to a mining concession known as "Puro Corazon" which includes an operating mine, totaling approximately nine hectares, in Guadalupe, Durango, Mexico in consideration for the payment to Minera of US$400,000 plus applicable V.A.T., along with 2,000,000 restricted common stock of the Company. The purchase price is payable as follows:

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2006

6.     Mineral Rights (cont'd)

i) US$100,000 was paid on the closing;

ii) US$100,000 was paid on September 11, 2006;

iii) US$100,000 is payable twelve months from the closing date;

iv) US$100,000 is payable twenty-four months from the closing date, and;

v) 2,000,000 restricted common stock of the Company issued on June 12, 2006. All payments are subject to V.A.T.

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

Regardless of the above, in the event that Silver Dragon Mexico does not initiate production over the lot regarding the Concession Title within six months of the date of execution of the Agreement, Silver Dragon Mexico must pay to Ms. Haro the monthly amount of US$3,500 plus VAT. Such payment will be made for the period or periods of time during which no ore is extracted, and paid within the first eight days of the corresponding month.

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

ii) Option to Purchase. Silver Dragon Mexico has been granted the option to purchase the Concession, which can be exercised by Silver Dragon Mexico by providing written notice to Ms. Haro within a 30 day period in advance to the following events:

a) The Option to Purchase the Concession can be exercised by Silver Dragon Mexico within 3 years of the date of execution of the Agreement upon payment of the amount of US$2,000,000 plus the applicable V.A.T.; or alternatively,

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2006

6.     Mineral Rights (cont'd)

b) The Option to Purchase the Concession can be exercised by Silver Dragon Mexico within 5 years of the execution of this Agreement upon payment of the amount of US$3,000,000 plus the applicable V.A.T..

Hubei Silver Mine Co., Ltd.

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

7.     Investors' Deposits

During the months of August and September 2006 the Company received proceeds totaling $2,160,000 from a private placement that closed on October 13, 2006. As the private placement closed after the current reporting period, the Company for accounting purposes, recorded these funds as investors' deposits. Each unit was priced at $1.00 and consists of one common share of the Company and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional common share of the Company at any time over a period of two years from the date of closing of the private placement. at the above noted exercise prices.

8.     Capital Stock

In the first nine months of 2006 the Company completed four private sales totaling 7,500,000 shares of its common stock:

The first private sale was in January 25, 2006 for 2,500,000 shares of its common stock and was at $0.10 per share, for total gross proceeds of $250,000.

The second was on Feb 17, 2006 for 1,000,000 shares of its common stock at $1.00 per share for gross proceeds of $1,000,000.

The third was on May 30, 2006 for 1,000,000 shares of its common stock at $1.00 per share for gross proceeds of $1,000,000.

The fourth was on June 12, 2006 for 3,000,000 units. Each unit was priced at $1.00 and consists of one common share of the Company and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional common share of the Company at any time over a period of two years from the date of closing of the private placement at the above noted exercise prices.

No underwriting discounts or commissions were paid in connection with the sale. The sale of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated there under, and/or Regulation S promulgated there under. All of the purchasers of the shares were sophisticated and/or accredited investors, and were provided with information comparable to what would be required in a registration statement. The shares were issued with above restrictive legend.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2006

8.     Capital Stock (cont'd)

The funds received from the above-mentioned private placements were used to meet the financial requirements for the Sino Silver Corp. transaction, to finance exploration operations at Cerro Las Minitas and to pay legal, accounting and administrative expenses.

Treasury shares

The Company acquired through a related company 200,000 common shares of the Company during the period July 1, 2006 to September 30, 2006 at a value as at September 30, 2006 of $1.43 per common share, for a total of $286,000.

Warrants

As at September 30, 2006, the following warrants were outstanding:

		Number of Warrants			Value
			Issued,			Issued,
Expiry	Exercise		(Exercised),			(Exercised),
Date	Price	Opening	and (Expired)	Closing	Opening	and (Expired)	Closing
	$				$	$	$
12-Jun-08	2.00	-	1,500,000	1,500,000	-	304,500	304,500
12-Jun-08	5.00	-	1,500,000	1,500,000	-	73,500	73,500
30-Sep-08	2.00	-	1,080,000	1,080,000	-	219,240	219,240
30-Sep-08	5.00	-	1,080,000	1,080,000	-	52,920	52,920
11-Aug-11	0.80	-	200,000	200,000	-	52,200	52,200
			5,360,000	5,360,000		702,360	702,360

On August 11, 2006 the Company entered into a one year contract with an individual for management consulting services for 50,000 restricted warrants. Each warrant will entitle the holder to purchase a common share of the Company, after a two year hold period, at any time thereafter over a period of five years from the date of issuance.

On August 11, 2006 the Company awarded an individual under contract for geological consulting services 150,000 restricted warrants. Each warrant will entitle the holder to purchase a common share of the Company, after a two year hold period, at any time thereafter over a period of five years from the date of issuance.

During the nine month period ended September 30, 2006, warrants were valued using the Black-Scholes model based, using key assumptions of volatility of 27%, a risk-free interest rate of 4.5%, a term equivalent to the life of the warrant and reinvestment of all dividends in the Company.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2006

9.     Statements of Cash Flows Supplemental Disclosures

During the nine months ended September 30, 2006, the Company issued 2,000,000 restricted common shares valued at $1,855,000 as payment of management and director's fees to a related party.

During the nine months ended September 30, 2006, the Company issued the following restricted shares 4,000,000 restricted common shares in connection with the acquisition of its interest in Sino-Top, 2,000,000 restricted common shares in connection with the acquisition of the mining concession known as "Puro Corazon" in the Cerro Las Minitas area, 450,000 restricted common shares in connection with the assignment of rights to 10 mining concessions, which include an operating mine in the Cerro Las Minitas area. and 110,000 restricted common shares in connection with the acquisition of five mining concessions, which include an operating mine in the Cerro Las Minitas area . A total of 6,560,000 restricted common shares valued at $6,883,350 for properties.

During the nine months ended September 30, 2006, the Company issued 500,000 restricted common shares for exploration services on the Mexican properties amounting to $462,750.

During the nine months ended September 30, 2006, the Company issued 940,000 restricted common shares valued at $929,900 in connection with investor relations services.

During the nine months ended September 30, 2006, the Company issued 700,000 restricted common shares valued at $643,000 in connection with consulting fees.

During the nine months ended September 30, 2006, the Company issued 1,000,000 restricted common shares valued at $935,000 in connection with a twenty-four month contract that commenced in March 2006 for investor relations services. The amount is being amortized over the period of the contract.

During the nine months ended September 30, 2006, the Company issued 1,000,000 restricted common shares valued at $935,000 in connection with a twenty-four month contract that commenced in July 2006 for administrative services. The amount is being amortized over the period of the contract.

For the nine months ended September 30, 2006, there were no cash payments for income taxes or interest expense by the Company.

10.    Commitments and Contingencies

On November 15, 2005, the Company entered into an employment agreement with an officer and shareholder of the Company. The term of the agreement is five years and carries an option for renewal upon mutual agreement between the officer and the Company. The agreement includes a base salary of $288,000 per year, a signing bonus of 1,000,000 shares of common stock of the company and a benefits package.

On May 15, 2006, the Company entered into a trust arrangement with Travellers International Inc., an investment and merchant banking company ("TII"), for the deposit by the Company of $1 Million (the "Funds") for the purpose of investing the Funds on behalf of the Company. The trust arrangement was evidenced by a Declaration of Trust dated August 16, 2006. The Company had received proceeds of an equity financing to be used towards the Company’s obligations in Mexico and China over the next several months. In the period, the Company decided to invest a portion of the financing proceeds for the purpose of obtaining a return on the proceeds invested.

Marc Hazout has served as Chief Executive Officer and President of the Company since June 1, 2002. Mr. Hazout has served as a director of the Company since June 1, 2002, and has served as the sole director of the Company since September 21, 2002. As of November 20, 2006, Mr. Hazout beneficially owned 29% of the shares of the common stock of the Company ("Company Shares").

Mr. Hazout has served as the Chief Executive Officer and President of TII since June 25, 1998. Mr. Hazout has served as sole director of TII since June 25, 1998. As of November 20, 2006, Mr. Hazout beneficially owned 100% of the shares of the capital stock of TII.

Mr. Hazout directed the investment by TII of the Funds in (i) 35,000 shares of common stock of Qualcomm at an aggregate purchase price of $1,636,814 on May 26, 2006, and (ii) 2,500 shares of the iShares Silver Trust exchange-traded fund ("ETF") at an aggregate purchase price of $303,635 on June 6, 2006. For purposes of convenience, TII’s brokerage account at Union Securities Ltd. was used. By depositing the funds into TII’s account, TII was able to purchase additional shares on margin for the Company.

Over the course of the next few months, Mr. Hazout directed TII to purchase and sell shares of Qualcomm as detailed below. Mr. Hazout directed the purchase by TII of the following Qualcomm shares on the following dates:

(i) 35,000 shares on May 26, 2006 at an aggregate purchase price of $1,636,814; (ii) 5,000 shares on August 21 2006 at an aggregate purchase price of $183,085; (iii) 3,000 shares on September 7, 2006 at an aggregate purchase price of $115,774; (iv) 2,000 shares on September 11, 2006 at an aggregate purchase price of $77,355; (v) 2,500 shares on October 17, 2006 at an aggregate purchase price of $97,480; (vi) 2,500 shares on October 18, 2006 at an aggregate purchase price of $98,330; (vii) 1,500 shares on November 6, 2006 at an aggregate purchase price of $54,015.

In addition, Mr. Hazout directed the sale by TII of the following Qualcomm shares on the following dates:

(i) 8,000 shares on July 25, 2006 for aggregate proceeds of $288,597; (ii) 2,000 shares on August 2, 2006 for aggregate proceeds of $71,149;

(iii) 2,500 shares on September 15, 2006 for aggregate proceeds of $93,730; (iv) 6,000 shares on September 20, 2006 for aggregate proceeds of $222,959; (v) 1,500 shares on September 25, 2006 for aggregate proceeds of $56,350; (vi) 2,500 shares on September 26, 2006 for aggregate proceeds of $97,185; (vii) 2,500 shares on October 4, 2006 for aggregate proceeds of $91,250; (viii) 5,000 shares on October 27, 2006 for aggregate proceeds of $184,060; (ix) 1,500 shares on November 3, 2006 for aggregate proceeds of $54,274; (x) 10,000 shares on November 9, 2006 for aggregate proceeds of $349,550; (xi) 10,000 shares on November 20, 2006 for aggregate proceeds of $369,050.

Mr. Hazout subsequently directed the sale by TII of all of the ETF shares at an aggregate sale price of $308,379 on August 16, and 21, 2006.

Mr. Hazout directed the investment by TII in a total of 50,000 shares of First Majestic Resource Corp. on November 9, 2006, at an aggregate purchase price of $182,500 from the cash proceeds of the aforementioned sales. Mr. Hazout subsequently directed the sale by TII of all of the First Majestic shares on November 20, 2006 at an aggregate sale price of $176,925.

Mr. Hazout directed the investment by TII in a total of 200,000 Company Shares using $234,917 from the cash proceeds from the aforementioned sales as more particularly described below:

Mr. Hazout directed the purchase by TII of the following Company Shares on the following dates:

(i) 50,000 Company Shares on August 8, 2006 at an aggregate purchase price of $50,190; (ii) 50,000 Company Shares on August 17, 2006 at an aggregate purchase price of $63,403; (iii) 45,000 Company Shares on September 15, 2006 at an aggregate purchase price of $55,654; (iv) 20,000 Company Shares on September 20, 2006 at an aggregate purchase price of $24,270; and (v) 35,000 Company Shares on September 21, 2006 at an aggregate purchase price of $41,400.

The first of the three foregoing purchases on Form 4s were filed for Mr. Hazout with the Securities and Exchange Commission ("SEC") on August 10, 2006, August 21, 2006 and September 19, 2006, respectively. Mr. Hazout reported the last two of the foregoing purchases on a Form 4 filed with the SEC on September 22, 2006.

In course of working on the Form 10-QSB for the third quarter of the Company, SF Partnership, LLP, the independent auditors of the Company, notified the Company on November 8, 2006 that the above-mentioned transactions may be determined to be in violation of the Sarbanes-Oxley Act of 2002, namely, Section 402 of this Act.

On November 20, 2006, Mr. Hazout directed TII to liquidate all the remaining shares of Qualcomm and First Majestic as detailed above, in order to return the proceeds in TII’s account, which constituted all of the proceeds of disposition in the Company’s account with TII less the margin amount and interest, to the Company. In addition, Mr. Hazout directed TII to order a stock certificate for the 200,000 Company Shares. Upon receipt of this stock certificate, Mr. Hazout will immediately effectuate its transfer to the Company, which will then return the 200,000 Company Shares to treasury and cancel this stock certificate.

Of the $1 Million which TII had been provided in trust, approximately $185,000, the approximate balance in TII’s account has been requisitioned from TII’s brokerage for return to the Company. Neither Mr. Hazout, nor TII received any fees or commissions as a result of TII’s trusteeship as described herein.

The Company and its legal counsel are in the process of investigating the matter in order to determine whether there has been a violation of Section 13(K) of the Securities and Exchange Act, 1934 as amended, in the form of personal loans by the Company to its directors or executive officers. In the meantime, the Company is taking actions to prevent the recurrence of events of this nature in the future, including taking steps to hire a Chief Financial Officer to oversee the financial operations of the Company, as well as to appoint additional members to the Board of Directors.

11.    Subsequent Events

During the months of August and September 2006 the Company received proceeds totaling $2,160,000 from a private placement that closed on October 13, 2006. As the private placement closed after the current reporting period, the Company for accounting purposes recorded these funds as investors' deposits. On October 13, 2006 the private placement closed, and restricted common stock were issued to the purchasers.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2006

11.    Subsequent Events (cont'd)

On November 7, 2006 the Company received requisite approvals to the transfer by the local Provincial Department of Commerce in China and paid US$400,000 and released 4,000,000 restricted common stock of the Company which were issued in August 2006 and held escrow (see note 6).

On November 9, 2006 the Company announced that it closed a financing consisting of 500,000 units and Class A, B, and C Warrants. Each Unit was priced at $1.00 and consists of one common share of the Company and share purchase warrants. One Class A Warrant was issued for each two shares and will entitle the holder to purchase an additional common share of the Company at any time over a period of five years from the date of closing of the private placement at an exercise price of $2.00. One Class B Warrant was issued for each two shares and will entitle the holder to purchase an additional common share of the Company at any time over a period of five years from the date of closing at an exercise price of $5.00. Two Class C Warrants were issued for each share issued on closing. The per Warrant Share exercise price to acquire a Class C Warrant Share shall be $1.00 and shall be exercisable until one year from the date of closing.

12.    Comparative Information

Certain figures for the nine month periods ended September 30, 2006 and September 30, 2005 have been reclassified to conform with the current period's financial statement presentation. These changes had no impact on the previously reported financial position or the results of operations.

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

Description of Property

Agreement with Sino Silver Corp.

On April 24, 2005, the Company signed a Venture Agreement with Sino Silver Corp. ("Sino Silver") whereby the Company acquired 50% of Sino Silver's interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation and development of a property located in the Erbaohuo Silver District in Northern China. Sino Silver owned 60% of the equity in a Chinese company, Sanhe Sino-Top Resources & Technologies, Ltd. ("Sino-Top"), which holds the exploration and mining rights to several properties, including the one that is the subject of the Letter of Intent. In consideration for this interest, the Company paid Sino Silver $150,000 on the closing date along with 250,000 restricted common shares of the Company. Pursuant to the Agreement, an additional $200,000 was payable to Sino Silver within 2 years of the closing date, along with the delivery of an additional 250,000 restricted common shares of the Company.

On March 21, 2006, the Company entered into an Asset Purchase Agreement with Sino Silver and Sino-Top wherein Sino Silver agreed to sell its 60% interest in Sino-Top to the Company. The total purchase price is US$650,000 plus 4,000,000 restricted common shares of the Company payable as follows:

  US$150,000 was paid on the closing;
  US$100,000 was paid on May 20, 2006;
  US$400,000 was paid on November 7 , 2006 and the 4,000,000 restricted common shares of the Company which had been held in escrow have been released to Sino Silver.

The Company has also committed to invest approximately US$1,300,000 into Sino-Top in 2006 towards exploration and property maintenance on the nine properties in the portfolio, with on the intention of bringing the Erbahuo mine into production in 2007 and conducting advanced stage exploration on two properties (Zuanxinhu and Saihanaobao). To date, the Company has advanced US$786,180 to Sino-Top. This agreement supersedes the Venture Agreement dated April 24, 2005 between the Company and Sino Silver.

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

Under the agreement, the Company had the option to acquire a 55% interest in the Mexico Property. Following a detailed exploration and evaluation of the property the Company's geologists recommended that the pursuit of the joint venture with Linear Gold Corp. be terminated. On August 4, 2006, the Company provided notice to Linear Gold Corp. that it would be discontinuing its exploration of the Property, thereby terminating the Company's obligations to Linear Gold. The investment of $291,755 for mineral rights was written off.

Cerro Las Minitas, Mexico

1. On March 2, 2006, the Company's wholly-owned subsidiary, Silver Dragon Mining De Mexico, S.A. De C.V. ("Silver Dragon Mexico") entered into an agreement with Jaime Muguiro Pena (the "Assignment Agreement") wherein Mr. Pena assigned to Silver Dragon Mexico the mining and exploitation rights to 10 mining concessions, which include an operating mine, totaling approximately 1354 hectares in Guadalupe, Durango, Mexico in consideration for the payment of

  US$100,000 was paid on the closing;

  US$350,000 was paid on August 11, 2006

  450,000 restricted common shares of the Company were issued on August 21, 2006 All payments were subject to Value Added Tax (V.A.T.)

Silver Dragon Mexico also purchased certain mining equipment for the sum of US$1,000 plus V.A.T.

2. On March 2, 2006, Silver Dragon Mexico entered into an agreement with Ramon Tomas Davila Flores (the "Assignment Agreement") wherein Mr. Flores assigned to Silver Dragon Mexico the mining and exploitation rights to five mining concessions, which include an operating mine, totaling approximately 31 hectares in Guadalupe, Durango, Mexico in consideration for the payment to Mr. Flores of US$245,000 plus applicable V.A.T. which was paid on closing, along with 110,000 restricted common shares of the Company Silver Dragon Mexico has also entered into an Assets Purchase Agreement with Mr. Flores for the purchase of certain mining equipment for the sum of US$5,000 plus V.A.T.

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

  US$100,000 was paid on the closing;

  US$100,000 was paid on September 11, 2006;

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

Option to Purchase. Silver Dragon Mexico has been granted the option to purchase the Concession, which can be exercised by Silver Dragon Mexico by providing written notice to Ms. Haro within a 30 days period in advance to the following events:

a)     The Option to Purchase the Concession can be exercised by Silver Dragon Mexico within 3 years of the date of execution of the Agreement upon payment of the amount of USD$2,000,000 plus the applicable V.A.T. ; or alternatively,

b)     The Option to Purchase the Concession can be exercised by Silver Dragon Mexico within 5 years of the execution of this Addendum upon payment of the amount of USD$3,000,000 plus the applicable V.A.T.

Hubei Silver Mine Co., Ltd.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 and September 30,2005

Net sales were $NIL for both the quarters ended September 30, 2006 and September 30, 2005 as there was no production at any of the mining properties.

Total operating expenses for the Company were $862,244 (September 2005: $31,020) Expenses increased in Consulting fees and Advertising and Promotion as the company continues to develop and execute its strategic plan and raise its Corporate visibility in the market place. Legal fees increased as result of hiring additional lawyers for operations in Mexico and accounting fees increased due to additional regulatory requirements. General and administrative expenses increased as the Mexican operations came on stream.

Net operating loss for the quarter ended September 30 2006 was $862,244, compared to a net loss of $31,020 for the similar period in 2005. During the period, the value of the marketable securities decreased and the Company wrote down $492,043. In August 2006, the Company terminated its joint venture with Linear Gold Corp. and wrote off $235,755 and $56,000, totaling $291,000 and representing the amount spent on the project in 2006 and 2005 respectively. The Net Loss for the three month period ended September 30, 2006 was $1,590,042 compared to a net loss of $88,668 for the same period 2005. The principal reason for this is the impact of the factors discussed above.

Nine Months Ended September 30, 2006 and September 30, 2005

Net sales were $0 for both the nine month periods ended September 30, 2006 and September 30, 2005 for the reasons stated above.

Total operating expenses for the Company were $5,427,302 (September 2005: $342,022) as a result of increased spending was in all areas. Management fees increased as the president received bonuses for signing a new employment contract and successfully completing the acquisition of mining properties. Advertising and promotion expenses increased as the company continues to raise its visibility in the industry. Legal and accounting fees increased reflecting increased activity in property acquisition as well as increase audit costs to meet regulatory requirements. Office and general expenses increased due to international travel to monitor the projects in Mexico and China. Consulting expenses increased as a result of retaining the services of groups to assist in developing and executing a strategic plan of acquisition.

During the period, the Company realized losses of $492,043 on the sale of marketable securities. In August 2006, the Company terminated it's joint venture with Linear Gold and wrote off $291,755 representing the total amount spent on the project over the past two years.

Net loss for the nine months ended September 30, 2006 was $6,155,100 compared to a net loss of $397,243 for the similar period in 2005. The principal reason for this is the impact of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company will need additional capital in order to finance its obligations to Sanhe Sino-Top Resources and Technologies Ltd., , and the acquired properties in Cerro Las Minitas, Mexico, as well as to continue its attempt to acquire viable businesses and properties and to finance the administrative costs including but not limited to legal and accounting fees. The Company's management is seeking additional capital however, there is no assurance that this needed capital can be raised, or raised on terms acceptable to the Company.

GOING CONCERN

As of September 30, 2006 the Company had an accumulated deficit of $9,291,537. The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

ITEM 3. CONTROLS AND PROCEDURES

On May 15, 2006, the Company entered into a trust arrangement with Travellers International Inc., an investment and merchant banking firm ("TII"), for the deposit by the Company of $1 Million (the "Funds") for the purpose of investing the Funds on behalf of the Company. The trust arrangement was evidenced by a Declaration of Trust dated August 16, 2006. The Company had received proceeds of an equity financing to be used towards the Company's obligations in Mexico and China over the next several months. In the meantime, the Company decided to invest a portion of the financing proceeds for the purpose of obtaining a return on the proceeds invested.

Marc Hazout has served as Chief Executive Officer and President of the Company since June 1, 2002. Mr. Hazout has served as a director of the Company since June 1, 2002, and has served as the sole director of the Company since September 21, 2002. As of November 20, 2006, Mr. Hazout beneficially owned 29% of the shares of the common stock of the Company ("Company Shares").

Mr. Hazout has served as the Chief Executive Officer and President of TII since June 25, 1998. Mr. Hazout has served as sole director of TII since June 25, 1998. As of November 20, 2006, Mr. Hazout beneficially owned 100% of the shares of the capital stock of TII.

Mr. Hazout directed the investment by TII of the Funds in (i) 35,000 shares of common stock of Qualcomm at an aggregate purchase price of $1,636,814.10 on May 26, 2006, and (ii) 2,500 shares of the iShares Silver Trust exchange-traded fund ("ETF") at an aggregate purchase price of $303,635 on June 6, 2006. For purposes of convenience, TII's brokerage account at Union Securities Ltd. was used.

Over the course of the next few months, Mr. Hazout directed TII to purchase and sell shares of Qualcomm as detailed below. Mr. Hazout directed the purchase by TII of the following Qualcomm shares on the following dates:

(i) 35,000 shares on May 26, 2006 at an aggregate purchase price of $1,636,814.10;
(ii) 5,000 shares on August 21 2006 at an aggregate purchase price of $183,084.74;
(iii) 3,000 shares on September 7, 2006 at an aggregate purchase price of $115,774.11;
(iv) 2,000 shares on September 11, 2006 at an aggregate purchase price of $77,355.00;
(v) 2,500 shares on October 17, 2006 at an aggregate purchase price of $97,480.00;
(vi) 2,500 shares on October 18, 2006 at an aggregate purchase price of $98,330.00;
(vii) 1,500 shares on November 6, 2006 at an aggregate purchase price of $54,015.00.

In addition, Mr. Hazout directed the sale by TII of the following Qualcomm shares on the following dates:

(i) 8,000 shares on July 25, 2006 for aggregate proceeds of $288,596.60;
(ii) 2,000 shares on August 2, 2006 for aggregate proceeds of $71,149.00;
(iii) 2,500 shares on September 15, 2006 for aggregate proceeds of $93,730.00;
(iv) 6,000 shares on September 20, 2006 for aggregate proceeds of $222,959.33;
(v) 1,500 shares on September 25, 2006 for aggregate proceeds of $56,350.00;
(vi) 2,500 shares on September 26, 2006 for aggregate proceeds of $97,185.25;
(vii) 2,500 shares on October 4, 2006 for aggregate proceeds of $91,250.25;
(viii) 5,000 shares on October 27, 2006 for aggregate proceeds of $184,060.21;
(ix) 1,500 shares on November 3, 2006 for aggregate proceeds of $54,274.00;
(x) 10,000 shares on November 9, 2006 for aggregate proceeds of $349,550.00;
(xi) 10,000 shares on November 20, 2006 for aggregate proceeds of $369,050.00

Mr. Hazout subsequently directed the sale by TII of all of the ETF shares at an aggregate sale price of $308,378.52 on August 16, and 21, 2006.

Mr. Hazout directed the investment by TII in a total of 50,000 shares of First Majestic Resource Corp. on November 9, 2006, at an aggregate purchase price of $182,500.00 from the cash proceeds of the aforementioned sales. Mr. Hazout subsequently directed the sale by TII of all of the First Majestic shares on November 20, 2006 at an aggregate sale price of $176,925.00

Mr. Hazout directed the investment by TII in a total of 200,000 Company Shares using $234,916.51 from the cash proceeds from the aforementioned sales as more particularly described below:

Mr. Hazout directed the purchase by TII of the following Company Shares on the following dates:

(i) 50,000 Company Shares on August 8, 2006 at an aggregate purchase price of $50,190.00;
(ii) 50,000 Company Shares on August 17, 2006 at an aggregate purchase price of $63,402.50;
(iii) 45,000 Company Shares on September 15, 2006 at an aggregate purchase price of $55,654.01;
(iv) 20,000 Company Shares on September 20, 2006 at an aggregate purchase price of $24,270.00; and
(v) 35,000 Company Shares on September 21, 2006 at an aggregate purchase price of $41,400.00.

The first of the three foregoing purchases on Form 4s were filed for Mr. Hazout with the Securities and Exchange Commission ("SEC") on August 10, 2006, August 21, 2006 and September 19, 2006, respectively. Mr. Hazout reported the last two of the foregoing purchases on a Form 4 filed with the SEC on September 22, 2006.

In course of working on the Form 10-QSB for the third quarter of the Company, SF Partnership, the independent auditors of the Company, notified the Company on November 8, 2006 that above-mentioned transactions may be determined to be in violation of the Sarbanes-Oxley Act of 2002, namely, Section 402 of this Act.

On November 20, 2006, Mr. Hazout directed TII to liquidate all the remaining shares of Qualcomm and First Majestic as detailed above, in order to return the proceeds in TII's account, which constituted all of the proceeds of disposition in the Company's account with TII less the margin amount and interest, to the Company. In addition, Mr. Hazout directed TII to order a stock certificate for the 200,000 Company Shares. Upon receipt of this stock certificate, Mr. Hazout will immediately effectuate its transfer to the Company, which will then return the 200,000 Company Shares to treasury and cancel this stock certificate.

Of the $1 Million which TII had been provided in trust, approximately $185,000, the approximate balance in TII's account has been requisitioned from TII's brokerage for return to the Company. Neither Mr. Hazout, nor TII received any fees or commissions as a result of TII's trusteeship as described herein.

The Company and its legal counsel are in the process of investigating the matter in order to determine whether there has been a violation of Section 13(K) of the Securities and Exchange Act, 1934 as amended, in the form of personal loans by the Company to its directors or executive officers.  In the meantime, the Company is taking actions to prevent the recurrence of events of this nature in the future, including taking steps to hire a Chief Financial Officer to oversee the financial operations of the Company, as well as to appoint additional members to the Board of Directors.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Up to November 20, 2006, the Company completed six private sales totaling 10,160,000 shares of its common stock.

The first private sale was in January 25, 2006 for 2,500,000 shares of its common stock and was at $0.10 per share, for total gross proceeds of $250,000. The second was on Feb 17, 2006 for 1,000,000 shares of its common stock at $1.00 per share for gross proceeds of $1,000,000. The third was on May 30, 2006 for 1,000,000 shares of its common stock at $1.00 per share for gross proceeds of $1,000,000.

The fourth and fifth were on June 12, 2006 for 1,240,000 units and October 13, 2006 for 2,160,000 units. Each unit was priced at $1.00 and consists of one common share of the Company and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional common share of the Company at any time over a period of two years from the date of closing of the private placement. at the above noted exercise prices.

The sixth was completed on November 9 2006 for 500,000 units and Class A, B, and C Warrants. Each Unit was priced at $1.00 and consists of one common share of the Company and share purchase warrants. One Class A Warrant was issued for each two shares and will entitle the holder to purchase an additional common share of the Company at any time over a period of five years from the date of closing of the private placement at an exercise price of $2.00. One Class B Warrant was issued for each two shares and will entitle the holder to purchase an additional common share of the Company at any time over a period of five years from the date of closing at an exercise price of $5.00. Two Class C Warrants were issued for each share issued on closing. The per Warrant Share exercise price to acquire a Class C Warrant Share shall be $1.00 and shall be exercisable until one year from the date of closing. Commissions of $35,000 were paid on this transaction.

With the exception of the sixth transaction, no underwriting discounts or commissions were paid in connection with the sale. The sale of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder. All of the purchasers of the shares were sophisticated and/or accredited investors, and were provided with information comparable to what would be required in a registration statement. The shares were issued with a restrictive legend.

The funds received from the above-mentioned private placements were used to meet the financial requirements for the Sino Silver Corp. transaction, to finance exploration operations at Cerro Las Minitas and to pay legal, accounting and administrative expenses.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Date: November 20, 2006	/s/ Marc Hazout
By: Marc Hazout, President and Chief Executive Officer