Form 10QSB/A
period 2006-03-31
Silver Dragon Resources Inc.
filed 2007-03-14
CIK 1017290

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_____________________________________________

FORM 10-QSB
(Amendment No. 1)

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
organization)

5160 Yonge Street, Suite 803
Toronto, Ontario, M2N 6L9
(Address of Principal Executive Offices)

(416) 223-8500
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X    ; No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ___  No    X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The issuer had 46,020,533 shares of its Common Stock, $0.0001 par value, as of May 12, 2006.

Transitional Small Business Disclosure Format:  Yes____  No    X

EXPLANATORY NOTE

This Amendment No. l on Form 10-QSB/A is being filed as an amendment to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission May 15, 2006. For the convenience of the reader, this Form 10-QSB/A sets forth the originally filed Form 10-QSB/A in its entirety. However, the following revisions are contained herein:

Part I

Item 1. Financial Statements

The Financial Statements have been restated as set forth in Footnote 11 thereto. Several Footnotes have been revised.

Item 2. Management’s Discussion and Analysis or Plan of Operation

In "Results of Operations" section, the number of total expenses/net loss has been changed to $4,003,479 from $3,347,817. In "Going Concern" section, the number of accumulated deficit has been changed to $7,083,914 from $6,428,252.

Item 3. Controls and Procedures

We have eliminated discussions on audit committee and code of ethics.

Part II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have added the second paragraph to expand the description of February 17, 2006 offering.

Item 6. Exhibits

We have listed two exhibits.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Interim Consolidated Balance Sheet
(Restated Note 11)	March 31, 2006,

(unaudited)
ASSETS
Current Assets
Cash in bank	$262,602
Prepaid and deferred expenses	638,333

Total Current Assets	900,935
Prepaid and Deferred Expenses (long term portion)	1,246,666
Equipment	2,439
Mineral Rights (note 3)	1,320,804

Total Assets	$3,470,844

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$125,375
Advances from related party	71,871

Total Current Liabilities	197,246

Total Liabilities	197,246

STOCKHOLDERS’ DEFICIT
Capital Stock
Preferred stock, $0.0001 par value
20,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value,
150,000,000 shares authorized, 46,020,533 issued and outstanding	4,602
Additional Paid-in Capital	10,251,012
Warrants (note 4)	111,398
Common Stock Subscriptions Receivable	(9,500)
Deficit Accumulated During the Exploration Stage	(7,083,914)

Stockholders’ Deficit	3,273,598

Total Liabilities And Stockholders’ Deficit	$3,470,844

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Interim Consolidated Statements Of Operations (Unaudited)
For the three month periods Ended March 31, 2006, and 2005, and
For the Period from June 15, 1996 [date of inception] Through to March 31, 2006

(Restated note 11)			For the period
	For the 3 month		from June 15,
	period ended		1996 (Inception)
	March 31,	March 31,	to
	2006	2005	March 31, 2006

Net Revenues	$-	$-	$64,888

Cost of revenues	-	-	74,482

Gross Profit	-	-	(9,594)

Operating Expenses
General and administrative
expense	3,347,817	114,401	6,178,356
Exploration expense	655,662	-	655,662
Development expenses	-	-	60,000

Total Operating Expenses	4,003,479	114,401	6,894,018

Loss From Operations	(4,003,479)	(114,401)	(6,903,612)

Other Income (Expenses)
Interest income- related parties	-	-	15,906
Interest expense - related parties	-	-	(8,422)
Settlement with Cyper
Entertainment, Inc.	-	-	(80,000)
Loss on disposal of asset	-	-	(15,371)
Loss on investment	-	-	(61,240)
Other income (expense)		(657)	(31,175)

Total Other Expenses	-	(657)	(180,302)

Loss Before Income Taxes	$(4,003,479)	$(113,744)	$(7,083,914)
Provision for income taxes	-	-	-

Net Loss	$(4,003,479)	$(113,744)	$(7,083,914)

Net Loss Per Common Share -
Basic And Diluted	$(0.10)	$(0.00)

Weighted Average Number of
Common Shares Outstanding -
Basic And Diluted	40,474,422	24,477,671

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Interim Consolidated Statements of Cash Flows (Unaudited)
For the three month periods Ended March 31, 2006, and 2005, and
For the Period from June 15, 1996 [date of inception] Through to March 31, 2006

(Restated note 11)			For the period
	For the 3 month		from June 15,
	period ended		1996 (Inception)
	March 31,	March 31,	to
	2006	2005	March 31, 2006

Cash Flows From Operating Activities
Net loss	$(4,003,479)	$(113,744)	$(7,083,914)
Adjustments for:
Amortization	-	-	41,487
Impairment of investments	-	-	61,240
Writedown of assets	-	-	42,253
Writedown of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	3,578,750	-	3,984,728
Stock issued for management and directors fees
to a - related party	1,855,000	-	2,625,103
Changes in non-cash working capital
Inventories	-	-	(28,510)
Prepaid expenses	(1,885,000)	(10,000)	(1,879,743)
Other	-	-	135
Increase (decrease) in:
Accounts payable and accrued liabilities	(14,093)	15,596	210,533
Accrued officer compensation	15,350	72,000	724,850

Net Cash Used in Operating Activities	(453,472)	(36,148)	(1,202,669)

Cash Flows From Investing Activities
Investment in subsidiaries	-	-	(21,221)
Proceeds from subscription receivables - net	-	-	124,748
Proceeds from sale of equipment	-	-	500
Acquisition of mineral rights	(731,679)	-	(1,320,804)
Acquisition of property and equipment	(2,439)	-	(48,169)

Net Cash Used by Investing Activities	(734,118)	-	(1,264,946)

Cash Flows From Financing Activities
Payments on notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Accounts payable - related parties	-	(35,000)	245.649
Advances receivable - related parties	-	-	(73,370)
Cash overdraft	-	(9)	460
Proceeds from issuance of common stock - net	1,449,888	93,000	2,575,404

Net Cash Provided by Financing Activities	1,449,888	57,991	2,730,217

Net increase in cash	262,299	21,843	262,602
Cash, beginning of period	303	-	-

Cash, end of period	$262,602	$21,843	$262,602

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Notes to Interim Consolidated Financial Statements March 31, 2006

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Silver Dragon Resources, Inc., and Subsidiary ("the Company") have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, these unaudited interim consolidated financial statements include all adjustments necessary in order to make the unaudited interim consolidated financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results for a full year. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the annual report on Form 10-KSB for the year ended December 31, 2005. All material inter-company accounts and transactions between the Company and its subsidiary have been eliminated.

2. Going Concern and Exploration Stage Activities

The Company’s financial statements for the three months ended March 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of approximately $4,003,479 for the three months ended March 31, 2006, and has accumulated losses since inception of approximately $7,083,914. The Company’s continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel further acquisitions and exploration activities. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Mineral Properties – (restated note 11)

			Cerro Las
Mining Properties	Sino Silver,	Linear Gold,	Minitas,	Total
	China	Mexico	Mexico
	$	$	$	$
Balance at December 31, 2005	533,126	56,000	-0-	589,126
Jan. to Mar. 2006 Expenditures	86,224	-0-	645,454	731,678
Balance at March 31, 2006	$619,350	$56,000	$645,454	$1,320,804

Sino Silver

On April 24, 2005, the Company entered into a venture agreement with Sino Silver Corp. ("Sino Silver") whereby the Company acquired 50% of Sino Silver’s interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation and development of a property located in the Erbaohuo Silver District in Northern China. In consideration for this interest, the Company paid Sino Silver $150,000 on the closing date along with 250,000 restricted common stock of the Company. Pursuant to the Agreement, an additional $200,000 is payable to Sino Silver within 2 years of the closing date, along with the delivery of an additional 250,000 restricted common stock of the Company. Included in these costs are financing fees incurred through the issuance of 500,000 restricted common stock.

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

Under Linear Mexico’s Option, Linear Mexico is entitled to acquire the exploration and exploitation rights to the Property by payment of $2,000,000. Prior to exercising Linear Mexico’s Option, and to keep Linear Mexico’s Option in force, Linear Mexico is required to pay the property owners $20,000 in year one, $35,000 by April 6, 2006, and $70,000 by April 6, 2007. Under the agreement, the Company has the option to acquire a 55% interest in the Mexico Property. If the option is exercised, the property would be conveyed to a newly formed corporation, which the Company would own 55% of, with Linear Gold owning the remaining 45%. Upon execution of the agreement, the Company paid Linear Gold $45,000 and issued Linear Gold 100,000 shares of common stock.

Cerro Las Minitas, Mexico

1. On March 2, 2006, the Company’s wholly-owned subsidiary, Silver Dragon Mining De Mexico, S.A. De C.V. ("Silver Dragon Mexico") entered into an agreement with Jaime Muguiro Pena (the "Assignment Agreement") wherein Mr. Pena assigned to Silver Dragon Mexico the mining and exploitation rights to 10 mining concessions, which include an operating mine, totaling approximately 1354 hectares in Guadalupe, Durango, Mexico in consideration for the payment to Mr. Pena of US$799,000 plus applicable V.A.T. The Agreement requires Mr. Pena to carry out all necessary actions to obtain registration in his favour of 3 of the 10 concessions, which are in the process of being registered in the name of Mr. Pena. The purchase price is payable as follows:

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

3. On March 8, 2006, Silver Dragon Mexico entered into an agreement with Minera Real Victoria, S.A. De C.V. ("Minera") wherein Minera assigned to Silver Dragon Mexico the mining and exploitation rights to 1 mining concession known as "Puro Corazon" which includes an operating mine, totaling approximately 9 hectares, in Guadalupe, Durango, Mexico in consideration for the payment to Minera of US$400,000 plus applicable V.A.T., along with 2 Million restricted common shares of the Company. The purchase price is payable as follows:

i. US$100,000 was paid on the closing;

ii. US$100,000 payable six months from the closing date;

iii. US$100,000 payable twelve months from the closing date;

iv. US$100,000 payable twenty-four months from the closing date.

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

To date, all mineral property acquisition are capitalized and all exploration and development costs are expensed.

4. Capital Stock

During the period, the following transactions occurred:

• On January 25, 2006 the Company issued 2,500,000 restricted common shares valued at $250,000 under a private placement.

• On February 17, 2006, the Company completed the sale of 1,000,000 Units, at a price of $1.00 per Unit, for total gross proceeds of $1,000,000. Each Unit consists of one share of the Company’s common stock and 2 one-half of one (1/2) common stock purchase warrants ("Warrant"). The first half warrant is exercisable in whole warrants at $2.00 per common share and the second half warrant in whole warrants at $5.00 per common share. This offering contained non-registration penalties.

Warrants

As at March 31, 2006 the following warrants were outstanding: (restated note 11)

		Number of Warrants			Value
			Issued,			Issued,
Expiry	Exercise		(Exercised),			(Exercised),
Date	Price	Opening	and (Expired)	Closing	Opening	and (Expired)	Closing
	$				$	$	$
17-Feb-08	2.00		500,000	500,000		90,244	90,244
17-Feb-08	5.00		500,000	500,000		21,154	21,154
Total			1,000,000	1,000,000		111,398	111,398

A value of 111,398 has been attributed to the warrants issued during the year. Warrants were valued using the Black-Scholes model, using key assumptions of volatility of 69%, a risk-free interest rate of 4.5%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company.

5. Loss per Share

Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the anti-dilutive effect of the assumed exercise of outstanding common stock equivalents, loss per share does not give effect to the exercise of these common stock equivalents in any of the reporting periods, but they may dilute earnings per share in the future. For the three months ended March 31, 2006, the outstanding options were nil and warrants were 1 million.

6. Litigation

In the normal course of its operations, the Company has been or, from time to time, may be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company’s business or financial condition or result of operations.

7. Related Parties

Related party loans receivable and payable consists of advances paid to or received from a company controlled by an officer and shareholder of the Company. The advances do not have a stated maturity date or interest rate. During the three months ended March 31, 2006, the following transaction involving related parties occurred:

The Company paid $72,000 and issued 2,000,000 restricted common shares valued at $1,855,000 as part of an officer’s compensation.

8. Concentration of Credit Risk

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

9. Statements of Cash Flows Supplemental Disclosures

During the three months ended March 31, 2006, the Company issued 2,000,000 restricted common shares valued at $1,855,000 as part of an officer’s compensation.

During the three months ended March 31, 2006, the Company issued 110,000 restricted common shares valued at $102,850 in connection with the acquisition of its interest in the Cerro las Minitas Property.

During the three months ended March 31, 2006, the Company issued 500,000 restricted common shares for exploration services on the Mexican properties.

During the three months ended March 31, 2006, the Company issued 640,000 restricted common shares valued at $593,900 in connection with investor relations services.

During the three months ended March 31, 2006, the Company issued 600,000 restricted common shares valued at $552,000 in connection with consulting services.

During the three months ended March 31, 2006, the Company issued 2,000,000 restricted common shares valued as $1,870,000 in connection deferred expenses for services to be performed in the future under contract.

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

10. Commitments and Contingencies (cont’d)

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

On February 17, 2006, the Company completed the sale of 1,000,000 Units, at a price of $1.00 per Unit, for total gross proceeds of $1,000,000. Each Unit consists of one share of the Company’s common stock and 2 one-half of one (1/2) common stock purchase warrants ("Warrant"). The first half warrant is exercisable in whole warrants at $2.00 per common share and the second half warrant in whole warrants at $5.00 per common share. Pursuant to the Subscription Agreement, the Company agreed to file a Registration Statement on form SB-2 within 45 days of the closing in order to register shares of common stock issued in this offering and the shares of common stock issuable upon exercise of Warrants. If the Registration Statement is not filed as mentioned or declared effective within 180 days following the closing, then cash delay payments equal to 0.5% of the subscription amount per month shall apply for the first 3 months and 1% per month thereafter

On March 1, 2006 the Company entered into a twenty-four month contract with an individual for administrative services for fees and 1,000,000 restricted common shares.

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

On March 2, 2006, the Company’s wholly-owned subsidiary, Silver Dragon Mining De Mexico entered into an agreement for the mining and exploitation rights to 10 mining concessions, which include an operating mine, totaling approximately 1354 hectares in Guadalupe, Durango, Mexico in consideration for the payment of US$799,000.

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

11. Restatement of Previously Issued Interim Consolidated Financial Statements

In 2006, the Company became aware of certain accounting issues affecting accounts in the previously issued interim consolidated financial statements. The Company conducted an inquiry into these accounting issues. As a result, the Company is restating its previously issued interim consolidated financial statements for the period ended March 31, 2006 due to accounting errors.

The effect on the interim consolidated statement of operations and the consolidated balance sheet for the period ended March 31, 2006 is as follows:

	As Previously
	Reported	Change	Restated
Interim Consolidated Statement of Operations:
Exploration expense for the 3 months ended
March 31, 2006 (a)	$0	$655,662	$655,662
Net Loss for the 3 months ended March 31, 2006	(3,347,817)	(655,662)	(4,003,479)
Net Loss per weighted average number of
common shares - basic and diluted for the 3
months ended March 31, 2006	(0.08)	(0.02)	(0.10)
Exploration expense for the cumulative period
ended March 31, 2006 (a)	0	655,662	655,662
Net Loss for the cumulative period ended March
31, 2006	(6,428,252)	(655,662)	(7,083,914)
Consolidated Balance Sheet:
Mineral rights (a)	1,976,466	(655,662)	1,320,804
Additional paid-in capital (b)	10,362,410	(111,398)	10,251,012
Warrants (b)	0	111,398	111,398
Deficit accumulated during the exploration
stage	(6,428,252)	(655,662)	(7,083,914)

a) Exploration Expense

The Company determined that it had capitalized all costs association with the exploration and development of mineral rights, however, did not complete a feasibility study to support the establishment of proven and probable reserves, and accordingly was determined that it was inappropriate for the Company to capitalize exploration and development costs. The interim consolidated financial statements have been restated to expense the costs and the policy footnote was amended accordingly for the error.

b) Warrants

The Company determined that upon it had not valued warrants attached to share issued pursuant to a private placement which occurred on February 17, 2006. Accordingly the interim consolidated financial statements have been restated to present the valuation of the warrant which were overlooked in error.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN FORWARD-LOOKING INFORMATION

Certain statements in this Quarterly Report on Form 10-QSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein. The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made. The Company’s financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company’s most recent Form 10-KSB.

PLAN OF OPERATION

Overview. The Company’s primary objective is to explore for gold, silver, base metals and industrial minerals and, if warranted, to develop those existing mineral properties. Its secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance their exploration and development through equity financing, by way of joint venture or option agreements or through a combination of both. See "Item 2. Description of Property."

Agreement with Sino Silver Corp.

On April 24, 2005, the Company signed a Venture Agreement with Sino Silver Corp.("Sino Silver") whereby the Company acquired 50% of Sino Silver’s interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation and development of a property located in the Erbaohuo Silver District in Northern China. Sino Silver owns 60% of the equity in a Chinese company, Sanhe Sino-Top Resources & Technology, Ltd., which holds the exploration and mining rights to several properties, including the one that is the subject of the Letter of Intent. In consideration for this interest, the Company paid Sino Silver $150,000 on the closing date along with 250,000 restricted common shares of the Company. Pursuant to the Agreement, an additional $200,000 is payable to Sino Silver within 2 years of the closing date, along with the delivery of an additional 250,000 restricted common shares of the Company.

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

Linear Mexico, which is wholly-owned by Linear Gold, owns an option ("Linear Mexico’s Option") to acquire the exploration and exploitation rights to the property known as the Tierra Blanca Property in Durango, Mexico (the "Property"). Under Linear Mexico’s Option, Linear Mexico is entitled to acquire the exploration and exploitation rights to the Property by payment of $2,000,000. Prior to exercising Linear Mexico’s Option, and to keep Linear Mexico’s Option in force, Linear Mexico is required to pay the property owners $20,000 in year one, $35,000 by April 6, 2006, and $70,000 by April 6, 2007.

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

The Company can terminate its obligation to pay funds and issue shares under the Agreement at any time that it does not wish to continue exploration of the Property on thirty days notice to Linear Gold. In the event the Company makes all payments and issues all shares under the Agreement, but Linear Gold elects not to exercise Linear Mexico’s Option, then Linear Gold will assign Linear Mexico’s Option to a Mexican subsidiary of the Company in consideration for $2.00.

In the event Linear Mexico’s Option is exercised, and the Company exercises its option under the Agreement, then Linear Gold and the Company have agreed to work on good faith to develop a budget for mining the Property, in which event both Linear Gold and the Company will have thirty days to contribute their respective shares of the budget. In the event one party does not contribute its share of the budget, the defaulting party’s share of ownership of the corporation established to own the mining rights will be reduced to reflect its pro rata share of total capital contributed, based upon an initial valuation of the Property of $3,545,454.50.

The company formed to own the mining rights will be governed by a management committee composed of one member selected by each of the Company and Linear Gold. Among the decisions the company cannot make without the unanimous consent of both the Company and Linear Gold are: a decision to bring the mine into production; the incurrence of any indebtedness other than normal accounts payable; pledging, assigning or encumbering the company’s assets; any capital commitment in excess of $100,000; hiring any employees with an annual salary in excess of $100,000; the creation of new classes of capital stock or the issuance of any new shares of capital stock; or any disposition of the assets of the company. Day to day management of the company will be handled by an operator, which will be the entity that holds the greatest share of ownership of the company.

Cerro Las Minitas, Mexico

1. On March 2, 2006, the Company’s wholly-owned subsidiary, Silver Dragon Mining De Mexico, S.A. De C.V. ("Silver Dragon Mexico") entered into an agreement with Jaime Muguiro Pena (the "Assignment Agreement") wherein Mr. Pena assigned to Silver Dragon Mexico the mining and exploitation rights to 10 mining concessions, which include an operating mine, totaling approximately 1354 hectares in Guadalupe, Durango, Mexico in consideration for the payment to Mr. Pena of US$799,000 plus applicable V.A.T. The Agreement requires Mr. Pena to carry out all necessary actions to obtain registration in his favour of 3 of the 10 concessions, which are in the process of being registered in the name of Mr. Pena. The purchase price is payable as follows:

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

Regulation. The Company’s interests in its properties will be subject to various laws and regulations concerning exploration, allowable production, taxes, labor standards, environmental protection, mine safety, regulations relating to royalties, importing and exporting of minerals and other matters. In addition, new laws or regulations governing operations and activities could have a material adverse impact on the Company.

Environment. Environmental legislation in all countries is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed properties and a heightened degree of responsibility for companies and their officers, directors and employees.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and March 31,2005

Net sales were $0 for both the quarters ended March 31, 2006 and March 31, 2005 as there was no production at any of the mining properties.

Total operating expenses for the Company were $4,003,479 (March 2005: $114,401) with increased spending in all areas. Management fees increased as the president received bonuses for signing new employment contract and successfully completing the acquisition of mining properties. Advertising and promotion expenses increased as the company continues to raise its visibility in the industry. Legal and accounting increased only marginally reflecting constant level of activity in this area. Office and general increases were to to increased international travel as the Company continues to acquire properties in Mexico and China. Consulting expenses increased as a result of retaining the services or groups to assist in developing and executing a strategic plan of acquisition.

Net loss for the quarter ended March 31 2006 was ($4,003,479), compared to a net loss of ($113,744) for the similar period in 2005. The principal reason for this is the impact of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company will need additional capital in order to finance its obligations to Sino Silver Corp., Linear Gold Corp., and the acquired properties in Cerro Las Minitas, Mexico, as well as to continue its attempt to acquire viable businesses and properties and to finance the administrative costs including but not limited to legal and accounting fees. The Company’s management is seeking additional capital however, there is no assurance that this needed capital can be raised, or raised on terms acceptable to the Company.

GOING CONCERN

As of March 31, 2006 the Company had an accumulated deficit of $7,083,914. The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and timely alerting them to material information relating to the Company required to be filed in its periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quartet of 2006 the Company completed two private sales totaling 3,500,000 shares of its common stock. The first private sale was in January 2006 for 2,500,000 and was at $0.10 per share, for total gross proceeds of $250,000. No underwriting discounts or commissions were paid in connection with the sale. The sale of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder. All of the purchasers of the shares were sophisticated and/or accredited investors, and were provided with information comparable to what would be required in a registration statement. The shares were issued with a restrictive legend. In addition, none of the purchasers were U.S. persons as defined in Regulation S, and the sale took place outside the U.S.

The second was on February 17, 2006, for 1,000,000 Units, at a price of $1.00 per Unit, for total gross proceeds of $1,000,000. Each Unit consists of one share of the Company’s common stock and 2 one-half of one (1/2) common stock purchase warrants ("Warrant"). The first half warrant is exercisable in whole warrants at $2.00 per common share and the second half warrant in whole warrants at $5.00 per common share. Pursuant to the Subscription Agreement, the Company agreed to file a Registration Statement on form SB-2 within 45 days of the closing in order to register shares of common stock issued in this offering and the shares of common stock issuable upon exercise of Warrants. If the Registration Statement is not filed as mentioned or declared effective within 180 days following the closing, then cash delay payments equal to 0.5% of the subscription amount per month shall apply for the first 3 months and 1% per month thereafter

The funds received from the above-mentioned private placements were used to meet the financial requirements for the Linear Gold, Sino Silver and Cerro Las Minitas transactions and to pay legal and accounting fees and administrative expenses.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On January 30, 2006, Donald J. Robinson resigned from the board of the Company due to his time commitments as President and Director of Eastmain Resources. There was no disagreement between Dr. Robinson and the Company on any matter relating to the Company’s operations, policies or practices. Dr. Robinson did not resign for cause.

Item 6. Exhibits.

31   Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32   Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Date: March 14, 2007	/s/ Marc Hazout
By: Marc Hazout, President and Chief Executive Officer

Exhibit 31

CERTIFICATION

I, Marc Hazout, certify that:

1.     I have reviewed this report on Form 10-QSB/A of Silver Dragon Resources Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.     The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)   Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)   Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

5.     The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated: March 14, 2007	/s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of Silver Dragon Resources Inc. (the "Company") on Form 10-QSB/A for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marc Hazout, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 14, 2007

/s/Marc Hazout

Marc Hazout
Chief Executive Officer