Form 10QSB/A
period 2006-06-30
Silver Dragon Resources Inc.
filed 2007-03-14
CIK 1017290

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X                 No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____        No_X__

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The issuer had 51,010,533 shares of its Common Stock, $0.0001 par value, as of August 18, 2006.

Transitional Small Business Disclosure Format: Yes____         No    X

EXPLANATORY NOTE

This Amendment No. l on Form 10-QSB/A is being filed as an amendment to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission August 18, 2006. For the convenience of the reader, this Form 10-QSB/A sets forth the originally filed Form 10-QSB/A in its entirety. However, the following revisions are contained herein:

Part I

Item 1. Financial Statements

The Financial Statements have been restated as set forth in Footnote 14 thereto. Several Footnotes have been revised.

Item 2. Management’s Discussion and Analysis or Plan of Operation

In "Results of Operations" section, the number of total expenses/net loss for the three months ended June 30, 2006 has been changed to $1,922,040 from $1,239,830 and the number of total expenses/net loss for the six months ended June 30, 2006 has been changed to $5,908,711 from $4,565,058. In "Liquidity and Capital Resources" section, the last two sentences of the first paragraph have been added thereto. In "Going Concern" section, the number of accumulated deficit has been changed to $9,005,773 from $7,645,495.

Part II

Item 6. Exhibits

We have listed two exhibits.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Interim Consolidated Balance Sheet
(Restated note 14)	June 30, 2006

(unaudited)
ASSETS
Current Assets
Cash in bank	$365,545
Marketable securities (note 4)	1,000,000
Accounts receivable	90,314
Prepaid and deferred expenses	524,317
Advance to related party (note 4)	91,638

Total Current Assets	2,071,814
Prepaid and Deferred Expenses	1,246,667
Property, Plant and Equipment, net (note 6)	24,813
Mineral Rights (note 5)	3,483,804

Total Assets	$6,827,098,

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$129,985

Total Liabilities	$129,985

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred stock, $0.0001 par value 20,000,000 shares authorized, none issued and outstanding Common stock, $0.0001 par value, 150,000,000 shares authorized, 51,010,533 issued and outstanding	5,101
Additional Paid-in Capital	15,063,419
Warrants (note 7)	634,366
Deficit Accumulated During the Exploration Stage	(9,005,773)

Stockholders’ Equity	6,697,113

Total Liabilities and Stockholders’ Equity	$6,827,098

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Interim Consolidated Statements of Operations (Unaudited)
For the six month periods Ended June 30, 2006, and 2005, and
For the Period from June 15, 1996 [date of inception] through to June 30, 2006

(Restated note 14)					For the period
	For the 3 month period		For the 6 month period		from June 15,
	ended		ended		1996 (Inception)
	June 30		June 30		to
	2006	2005	2006	2005	June 30, 2006

NET REVENUES	$-	$-	$-	$-	$64,888

COST OF REVENUES	-	-	-	-	74,482

GROSS MARGIN	-	-	-	-	(9,594)

OPERATING EXPENSES
General and administrative	1,217,424	196,601	4,565,058	311,002	7,395,599
Exploration expense	704,616		1,343,653		1,360,278
Development expense	-	-	-	-	60,000

TOTAL OPERATING EXPENSES	1,922,040	196,601	5,908,711	311,002	8,815,877

LOSS FROM OPERATIONS	(1,922,040)	(196,601)	(5,908,711)	(311,002)	(8,825,471)

OTHER INCOME (EXPENSES)
Interest income - related parties	-	-	-	-	15,906
Interest expense - related parties	-	-	-	-	(8,422)
settlement with
Cyper Entertainment, Inc.	-	-	-	-	(80,000)
Loss on disposal of asset	-	-	-	-	(15,371)
Loss on investment	-	-	-	-	(61,240)
Other income (expense)	-	1,770	-	2,427	(31,175)

TOTAL OTHER EXPENSES	-	1,770	-	2,427	(180,302)

NET LOSS	$(1,922,040)	$(194,831)	$(5,908,711)	$(308,575)	$(9,005,773)

Net loss per common share - basic and diluted	$(0.04)	$(0.00)	$(0.13)	$(0.01)

Weighted average number common shares outstanding	43,832,456	29,539,828	43,832,456	29,539,828

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Interim Consolidated Statements of Cash Flows (Unaudited)
For the six month periods Ended June 30, 2006, and 2005, and
For the Period from June 15, 1996 [date of inception] through to June 30, 2006

(Restated note 14)			For the period
	For the 6 month		from June 15,
	period ended		1996 (Inception)
	June 30,	June 30,	to
	2006	2005	June 30, 2006

Cash Flows From Operating Activities
Net loss	$(5,908,711)	$(308,575)	$(9,005,773)
Adjustments for:
Amortization	1,425	-	42,912
Impairment of investments	-	-	61,240
Writedown of assets	-	-	42,253
Writedown of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	-	405,978
Stock issued for advertising expenses	710,775	-	710,742
Stock issued for consulting fees	1,025,200	1,082,500	1,025,200
Stock issued for management and directors fees
to a related party	1,855,000	-	2,625,103
Changes in non-cash working capital
Accounts receivable	(90,314)		(90,314)
Marketable securities	(1,000,000)		(1,000,000)
Inventories	-	-	(28,510)
Prepaid expenses and deferred expenses	(17,856)	(10,500)	(12,599)
Other	-	-	135
Accounts payable and accrued liabilities	(9,454)	(8,425)	215,174
Accrued officer compensation	-	221,998	709,500

Net Cash Used in Operating Activities	(3,433,935)	976,998	(4,199,790)

Cash Flows From Investing Activities
Investment in subsidiaries	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of mineral rights	(8,453)	(1,252,500)	(580,953)
Acquisition of property and equipment	(26,238)	-	(71,968)

Net Cash Used by Investing Activities	(34,691)	(1,252,500)	(673,642)

Cash Flows From Financing Activities
Payments on notes payable	-	-	(3,581)
Proceeds from issuance of notes payable	-	-	(21,507)
Accounts payable - related parties		(52,287)	(245,649)
Advances receivable - related parties	(148,159)	-	(221,529)
Cash overdraft	-	(9)	460
Proceeds from subscriptions receivable	-	-	124,748
Proceeds from issuance of common stock	3,982,027	328,000	5,107,543

Net Cash Provided by Financing Activities	3,833,868	275,704	4,740,985

Net Increase in Cash	365,242	202	365,545

Cash, beginning of period	303	-	-

Cash, end of period	$365,545	$202	$365,545

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

2. Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement 156, Accounting for Servicing of Financial Assets, which amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In a significant change to current guidance, the Statement of Financial Accountant Standards ("SFAS") No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

2. Recent Accounting Pronouncements (cont’d)

In December 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.

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

In March 2005, the FASB issued FASB Staff Position ("FSP") No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), "Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The adoption of this standard is not expected to have a material impact on the Company’s results of operations or financial position.

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

2. Recent Accounting Pronouncements (cont’d)

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

Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the short maturities of these instruments. Due to the nature of the Company’s operations, there is no significant credit or interest rate risk.

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

3. Going Concern and Exploration Stage Activities

The Company’s financial statements for the six months ended June 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of approximately $5,908,711, for the six months ended June 30, 2006, and has accumulated losses since inception of approximately $9,005,773. The Company’s continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations.

3. Going Concern and Exploration Stage Activities (cont’d)

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

The Company provided in trust to a company controlled by an officer and shareholder of the Company the amount of $1,000,000 for the purpose of buying marketable securities on the Company’s behalf .

The Company advanced $144,000 to a company controlled by an officer and shareholder of the Company for management fees for the period July 1 to December 31, 2006. This amount will be amortized over the following 6 months.

5. Mineral Properties (restated note 14)

			Cerro Las
Mining Properties	Sino Silver	Linear Gold	Minitas,	Total
	China	Mexico	Mexico
	$	$	$	$
Balance at December 31, 2005	516,500	56,000	-0-	572,500
Jan. to Jun. 2006 expenditures	102,850	75,000	2,733,454	2,911,304
Balance at June 30, 2006	$645,454	$131,000	$2,733,454	$3,483,804

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

5. Mineral Properties (cont’d)

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

To date, all mineral property acquisitions are capitalized and all exploration and development costs are expensed.

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

5. Mineral Properties (cont.’d)

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

5. Mineral Rights (cont’d)

Cerro Las Minitas, Mexico (cont’d)

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

7. Capital Transactions

Share Capital

During the period, the following transactions occurred:

On January 25, 2006 the Company issued 2,500,000 restricted common shares valued at $250,000 under a private placement.

On February 17, 2006, the Company completed the sale of 1,000,000 Units, at a price of $1.00 per Unit, for total gross proceeds of $1,000,000. Each Unit consists of one share of the Company’s common stock and 2 one-half of one (1/2) common stock purchase warrants ("Warrant"). The first half warrant is exercisable in whole warrants at $2.00 per common share and the second half warrant in whole warrants at $5.00 per common share. This offering contained non-registration penalties. Pursuant to the Subscription Agreement, the Company agreed to file a Registration Statement on form SB-2 within 45 days of the closing in order to register shares of common stock issued in this offering and the shares of common stock issuable upon exercise of Warrants. If the Registration Statement is not filed as mentioned or declared effective within 180 days following the closing, then cash delay payments equal to 0.5% of the subscription amount per month shall apply for the first 3 months and 1% per month thereafter.

On May 30, 2006 for 1,000,000 units at $1.00 per share for gross proceeds of $1,000,000. Each unit was priced at $1.00 and consists of one common share of the Company and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional common share of the Company at any time over a period of two years from the date of closing of the private placement at the above noted exercise prices. Pursuant to the Subscription Agreement for 250,000 of these shares, the Company agreed to file a Registration Statement on form SB-2 within 45 days of the closing in order to register shares of common stock issued in this offering and the shares of common stock issuable upon exercise of Warrants. If the Registration Statement is not filed as mentioned or declared effective within 180 days following the closing, then cash delay payments equal to 0.5% of the subscription amount per month shall apply for the first 3 months and 1% per month thereafter.

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

Capital Transactions (cont’d)

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

Warrants

As at June 30, 2006, the following warrants were outstanding: (restated note 14)

		Number of Warrants			Value
			Issued/			Issued/
	Exercise	Opening	(Exercised)/	Closing	Opening	(Exercised)/	Closing
Expiry Date	Price		(Expired)		(dollars)	(Expired)	(dollars)

17-Feb-08	$2.00	----	500,000	500,000	----	$90,244	$90,244
17-Feb-08	5.00	----	500,000	500,000	----	21,154	21,154
30-May-08	2.00	----	500,000	500,000	----	129,460	129,460
30-May-08	5.00	----	500,000	500,000	----	33,894	33,894
June 12, 2008	2.00	----	1,500,000	1,500,000	----	290,234	290,234
June 12, 2008	5.00	----	1,500,000	1,500,000	----	69,380	69,380
			5,000,000	5,000,000		$634,366	$634,366

A value of $634,366 has been attributed to the warrants issued during the year. Warrants were valued using the Black-Scholes model, using key assumptions of volatility of 69%, a risk-free interest rate of 4.5%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company.

8. Loss per Share

Loss per common and common equivalent share is computed based on the weighted average number of common shares outstanding. Due to the anti-dilutive effect of the assumed exercise of outstanding common stock equivalents, loss per share does not give effect to the exercise of these common stock equivalents in any of the reporting periods, but they may dilute earnings per share in the future. For the six months ended June 30, 2006, the outstanding options were nil and warrants were 5,000,000.

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

On February 17, 2006, the Company completed the sale of 1,000,000 Units, at a price of $1.00 per Unit, for total gross proceeds of $1,000,000. Pursuant to the Subscription Agreement, the Company agreed to file a Registration Statement on form SB-2 within 45 days of the closing in order to register shares of common stock issued in this offering and the shares of common stock issuable upon exercise of Warrants. If the Registration Statement is not filed as mentioned or declared effective within 180 days following the closing, then cash delay payments equal to 0.5% of the subscription amount per month shall apply for the first 3 months and 1% per month thereafter.

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

On May 30, 2006 the Company completed the sale of 1,000,000 shares of its common stock at $1.00 per share for gross proceeds of $1,000,000. Each unit was priced at $1.00 and consists of one common share of the Company and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional common share of the Company at any time over a period of two years from the date of closing of the private placement at the above noted exercise prices. Pursuant to the Subscription Agreement for 250,000 of these shares, the Company agreed to file a Registration Statement on form SB-2 within 45 days of the closing in order to register shares of common stock issued in this offering and the shares of common stock issuable upon exercise of Warrants. If the Registration Statement is not filed as mentioned or declared effective within 180 days following the closing, then cash delay payments equal to 0.5% of the subscription amount per month shall apply for the first 3 months and 1% per month thereafter.

13. Subsequent Events

On August 4, 2006, the Company provided notice to Linear Gold Corp. that it would be discontinuing its exploration of the property known as the Tierra Blanca Property in Durango, Mexico, thereby terminating the Company’s obligations to Linear Gold. Following a detailed exploration and evaluation of the property the Company’s geologists recommended that the pursuit of the joint venture with Linear Gold Corp. be terminated in order that the Company’s resources can be focused on its other interests in Mexico and China.

On August 16, 2006 the Company signed a Letter of Intent with Hubei Silver Mine Co., Ltd. ("Hubei Silver") and Cistex Global Investment Inc., ("Cistex") relating to the acquisition by Silver Dragon of a 60% equity interest in Hubei Silver which holds the exploration and mining rights to the Hubei Silver Mine located in Zhushan County, Shiyan City, Hubei Province, China. The purchase price, subject to confirmation of the value of Hubei Silver’s assets, is approximately US$1.5 Million along with shares of restricted common stock of Silver Dragon valued at US$1.5 million on closing.

14. Restatement of Previously Issued Interim Consolidated Financial Statements

In 2006, the Company became aware of certain accounting issues affecting accounts in the previously issued interim consolidated financial statements. The Company conducted an inquiry into these accounting issues. As a result, the Company is restating its previously issued interim consolidated financial statements for the period ended June 30, 2006 due to accounting errors.

The effect on the interim consolidated statement of operations and the consolidated balance sheet for the period ended June 30, 2006 is as follows:

	As Previously
	Reported	Change	Restated
Interim Consolidated Statement of Operations:

Exploration expense for the 3 months ended June 30, 2006 (a)	$0	$704,616	$704,616
Net Loss for the 3 months ended June 30, 2006	(1,239,830)	(682,210)	(1,922,040)
Net Loss per weighted average number of common shares - basic and diluted for the 3 months ended June 30, 2006	(0.03)	(0.01)	(0.04)
Exploration expense for the 6 months ended June 30, 2006 (a)	0	1,343,653	1,343,653
Net Loss for the 6 months ended June 30, 2006	(4,565,058)	(1,343,653)	(5,908,711)
Net Loss per weighted average number of common shares - basic and diluted for the 6 months ended June 30, 2006	(0.10)	(0.03)	(0.13)
Exploration expense for the cumulative period ended June 30, 2006 (a)	0	1,360,278	1,360,278
Net Loss for the cumulative period ended June 30, 2006	(7,645,495)	(1,360,278)	(9,005,773)
Consolidated Balance Sheet:
Mineral rights (a)	4,844,082	(1,360,278)	3,483,804
Additional paid-in capital (b)	15,319,785	(256,366)	15,063,419
Warrants (b)	378,000	256,366	634,366
Deficit accumulated during the exploration stage	(7,645,495)	(1,360,278)	(9,005,773)

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

d)     Warrants

The Company determined that it had not valued warrants attached to shares issued pursuant to private placement during the year. Accordingly the interim consolidated financial statements have been restated to present the corrected valuation of the warrants.

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

Following a detailed exploration and evaluation of the Property, the Company’s geologists recommended that the pursuit of this joint venture be terminated in order that the Company’s resources can be focused on its other interests in Mexico and China. Therefore, in accordance with the Joint Venture Agreement, the Company provided notice to Linear Gold that it would be discontinuing its exploration of the Property, thereby terminating the Company’s obligations to Linear Gold.

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

Total operating expenses for the Company were $1,922,040 (June 2005: $196,601). Expenses increased in Consulting fees and Advertising and Promotion as the company continues to develop and execute its strategic plan and raise its Corporate visibility in the market place. Legal fees increased as result of hiring additional lawyers for operations in Mexico and accounting fees increased due to additional regulatory requirements. General and administrative expenses increased as the Mexican operations came on stream.

Net loss for the quarter ended June 30 2006 was ($1,922,040), compared to a net loss of ($194,831) for the similar period in 2005. The principal reason for this is the impact of the factors discussed above.

Six Months Ended June 30, 2006 and June 30, 2005

Net sales were $0 for both the six month periods ended June 30, 2006 and June 30, 2005 for the reasons stated above.

Total operating expenses for the Company were $5,908,711 (June 2005: $311,002). Increased spending was in all areas. Management fees increased as the president received bonuses for signing a new employment contract and successfully completing the acquisition of mining properties. Advertising and promotion expenses increased as the company continues to raise its visibility in the industry. Legal and accounting increased reflecting increased activity in property acquisition as well as increase audit costs to meet regulatory requirements. Office and general increases were increased due to international travel, as the Company continues to acquire properties in Mexico and China. Consulting expenses increased as a result of retaining the services of groups to assist in developing and executing a strategic plan of acquisition.

Net loss for the six months ended June 30, 2006 was ($5,908,711) compared to a net loss of ($308,575) for the similar period in 2005. The principal reason for this is the impact of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company will need additional capital in order to finance its obligations to Sino Silver Corp., Sanhe Sino-Top Resources and Technologies Ltd., , and the acquired properties in Cerro Las Minitas, Mexico, as well as to continue its attempt to acquire viable businesses and properties and to finance the administrative costs including but not limited to legal and accounting fees. During the remainder of 2006, the Company has financial commitments through acquisition agreements of approximately $600,000 for each of the Mexican and Chinese properties. The Company intends to make such cash payments from funds raised from private placement of the Company’s common stock.

The Company’s management is seeking additional capital however, there is no assurance that this needed capital can be raised, or raised on terms acceptable to the Company.

GOING CONCERN

As of June 30, 2006 the Company had an accumulated deficit of $9,005,773. The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of Silver Dragon Resources Inc. (the "Company") on Form 10-QSB/A for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marc Hazout, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 14, 2007

/s/Marc Hazout

Marc Hazout
Chief Executive Officer