Form 10QSB/A
period 2006-09-30
Silver Dragon Resources Inc.
filed 2007-03-14
CIK 1017290

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

EXPLANATORY NOTE

This Amendment No. l on Form 10-QSB/A is being filed as an amendment to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission November 20, 2006. For the convenience of the reader, this Form 10-QSB/A sets forth the originally filed Form 10-QSB/A in its entirety. However, the following revisions are contained herein:

Part I

Item 1. Financial Statements

The Financial Statements have been restated as set forth in Footnote 13 thereto. Several Footnotes have been revised.

Item 2. Management’s Discussion and Analysis or Plan of Operation

We have significantly revised sections "Business" and "Plan of Operation."

In "Results of Operations" section, (1) the number of total operating expenses for the three months ended September 30, 2006 has been changed to $1,606,470 from $862,244, (2) the number of net operating loss for the three months ended September 30, 2006 has been changed to $2,098,513 from $862,244, (3) the number of the amount written off regarding termination of joint venture with Linear Gold Corp. has been changed to $291,755 from $291,000, (4) the number of net loss for the three months ended September 30, 2006 has been changed to $2,334,270 from $1,590,042, (5) the number of total operating expenses for the nine months ended September 30, 2006 has been changed to $7,515,183 from $5,427,302 and (6) the number of net loss for the nine months ended September 30, 2006 has been changed to $8,242,981 from $6,155,100.

Item 3. Controls and Procedures

Under "Evaluation of Disclosure Controls and Procedures", (1) we have added the first and last paragraphs and revise the penultimate paragraph and (2) section "Changes in Internal Controls" has been added.

Part II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The item has been revised significantly to expand the description of our private placements of securities.

Item 6. Exhibits

We have listed two exhibits.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Interim Consolidated Balance Sheet
(restated note 13)	September 30, 2006
(unaudited)
ASSETS
Current Assets
Cash in bank	$300,626
Marketable securities	221,957
Accounts receivable	283,734
Current portion of prepaid and deferred expenses	1,012,353

Total Current Assets	1,818,670

Related Party Prepaids (note 4)	84,638
Prepaid and Deferred Expenses	584,375
Equipment, net (note 5)	62,036
Mineral Rights (note 6)	8,730,093

Total Assets	$11,279,812

LIABILITIES
Current Liabilities
Accounts payable	$381,184
Accrued liabilities	21,000
Investors’ deposits (note 7)	2,160,000

Total Current Liabilities	2,562,184
Total Liabilities	2,562,184

Commitments & Contingencies (note 10)

STOCKHOLDERS’ EQUITY
Capital Stock (note 8)
Preferred stock, $0.0001 par value
20,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value,
150,000,000 shares authorized, 55,460,533 issued and outstanding	5,546
Additional Paid-in Capital	18,976,690
Deficit Accumulated During the Exploration Stage	(11,396,041)
Warrants (note 8)	1,413,150
Accumulated Other Comprehensive Income	(47,765)
Treasury Stock (note 8)	(233,952)
Stockholders’ Equity	8,717,628

Total Liabilities and Stockholders’ Equity	$11,279,812

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
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Interim Consolidated Statements of Operations (Unaudited)
For the nine month periods ended September 30, 2006, and 2005, and
For the period from June 15, 1996 [date of inception] through to September 30, 2006
(restated note 13)

					For the period
					from
	For the 3 month period		For the 9 month period		June 15, 1996
	ended		ended		(Inception) to
	September 30		September 30		September 30
	2006	2005	2006	2005	2006

REVENUES	$-	$-	$-	$-	$64,888

COST OF REVENUES	-	-	-	-	74,482

GROSS MARGIN	-	-	-	-	(9,594)

OPERATING EXPENSES
General and administrative	862,244	31,020	5,427,304	342,022	8,257,841
Exploration expense	744,226		2,087,879		2,104,504
Development expense (non mining)	-	-	-	-	60,000
TOTAL OPERATING
EXPENSES	1,606,470	31,020	7,515,183	342,022	10,422,345

LOSS FROM CONTINUING
OPERATIONS	(1,606,470)	(31,020)	(7,515,183)	(342,022)	(10,431,939)

OTHER INCOME (EXPENSES)
Interest income - related parties	-	-	-	-	15,906
Interest expense - related parties	-	-	-	-	(8,422)
Settlement with
Cyper Entertainment, Inc.	-	-	-	-	(80,000)
Loss on disposal of asset	-	-	-	-	(15,371)
Loss on investment	-	-	-	-	(61,240)
Loss on sale of marketable securities	(492,043)	-	(492,043)	-	(492,043)
Other income (expense)	-	(1,648)	-	779	(31,175)
TOTAL OTHER INCOME
(EXPENSES)	(492,043)	(1,648)	(492,043)	779	(672,347)

NET LOSS FROM CONTINUING
OPERATIONS	$(2,098,513)	$(32,668)	$(8,007,226)	$(341,243)	$(11,104,286)

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE )
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Interim Consolidated Statements of Operations (Unaudited) (cont’d)
For the nine month periods ended September 30, 2006, and 2005, and
For the period from June 15, 1996 [date of inception] through to September 30, 2006
(restated note 13)
					For the period
					from
	For the 3 month period		For the 9 month period		June 15, 1996
	ended		ended		(Inception) to
	September 30		September 30		September 30
	2006	2005	2006	2005	2006

PROVISION FOR INCOME TAXES
Current	-	-	-	-	-
Future	-	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS – AFTER TAX	$(2,098,513)	$(32,668)	$(8,007,226)	$(341,243)	$(11,104,286)

NET LOSS FROM DISCONTINUED OPERATIONS (note 6)
Loss from discontinued operations	(235,755)	(56,000)	(235,755)	(56,000)	(291,755)
Tax benefit	-	-	-	-	-
NET LOSS FROM DISCONTINUED
OPERATIONS	(235,755)	(56,000)	(235,755)	(56,000)	(291,755)

NET LOSS	$(2,334,270)	$(88,668)	$(8,242,981)	$(397,243)	$(11,396,041)

Net loss per common share - basic
and diluted	$(0.04)	$(0.00)	$(0.17)	$(0.01)

Net loss per common share - basic
and diluted on discontinued
operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number common
shares outstanding	52,825,750	36,989,011	47,123,830	32,090,271

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Interim Consolidated Statements of Cash Flows (Unaudited)
For the nine month periods ended September 30, 2006, and 2005, and
For the period from June 15, 1996 [date of inception] through to September 30, 2006
 (restated note 13)

			For the period
	For the 9 month		from June 15,
	period ended		1996 (Inception)
	September 30		to September 30,
	2006	2005	2006

Cash Flows From Operating Activities
Net Loss	$(8,242,981)	$(397,243)	$(11,396,041)
Adjustments for:
Amortization	5,641	-	47,128
Impairment of investments	-	-	61,240
Writedown of assets	-	-	42,253
Writedown of inventory	-	-	19,169
Loss on sale of marketable securities	492,043	-	492,043
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	-	405,978
Stock issued for advertising and promotion expenses	710,742	-	710,742
Stock issued for consulting fees	1,025,200	-	1,025,200
Stock issued for management and director’s fees to a related party	1,855,000	1,082,500	2,625,103
Net loss from discontinued operations	235,755	56,000	291,755
Changes in non-cash working capital:
Accounts receivable	(286,283)	-	(286,283)
Marketable securities	(1,000,000)	-	(1,000,000)
Inventories	-	-	(28,510)
Prepaid and deferred expenses	(77,464)	-	(72,207)
Due from related party	(81,303)	-	(81,303)
Accounts payable	244,549	(23,699)	469,175
Accrued professional fees	21,000	-	21,000
Accrued management fees	-	221,998	-
Accrued officer compensation	-	-	709,500

Net Cash Provided by (Used by)
Operating Activities	(5,098,101)	939,556	(5,864,058)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SILVER DRAGON RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Interim Consolidated Statements of Cash Flows (Unaudited) (cont’d)
For the nine month periods ended September 30, 2006, and 2005, and
For the period from June 15, 1996 [date of inception] through to September 30, 2006
 (restated note 13)

			For the period
	For the 9 month		from June 15,
	period ended		1996 (Inception)
	September 30,		to September 30
	2006	2005	2006

Cash Flows From Investing Activities
Investment in subsidiaries	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Proceeds from marketable securities(net)	52,048	-	52,048
Treasury shares	233,952	-	233,952
Acquisition of non producing mineral properties	(852,197)	(1,297,500)	(1,424,563)
Acquisition of equipment	(68,263)	-	(113,993)

Net Cash Used by Investing Activities	(634,460)	(1,297,500)	(1,273,277)

Cash Flows From Financing Activities
Payments on notes payable	-	-	3,581
Payments on related party prepaids	(56,521)	-	(56,521)
Proceeds from investors’ deposits	2,160,000	-	2,138,493
Accounts payable - related parties	-	(84,714)	245,649
Advances receivable - related parties	-	(139,800)	(73,370)
Cash overdraft	-	(9)	460
Proceeds from subscriptions receivable	-	-	124,748
Proceeds from issuance of common stock - net	3,929,405	588,000	5,054,921

Net Cash Provided by Financing Activities	6,032,884	363,477	7,437,961

Net increase in cash	300,323	5,533	300,626

Cash, beginning of period	303	-	-

Cash, end of period	$300,626	$5,533	$300,626

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

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

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

In July 2006 FASB issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN48 will have on its financial position.

2. Recent Accounting Pronouncements (cont’d)

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

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS 87 "Employers’ Accounting for Pensions". SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS 158 is effective for the year ending December 31, 2006. The Company does not anticipate that the adoption of this Statement will have a material effect on its financial condition or operations.

3. Going Concern and Exploration Stage Activities

The Company’s unaudited interim consolidated financial statements for the nine months ended September 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $8,242,981, for the nine months ended September 30, 2006, and has accumulated losses since inception of $11,396,041. The Company’s continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel further acquisitions and exploration and development activities. The Company plans to pursue additional financing; however there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

3. Going Concern and Exploration Stage Activities (cont’d)

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

During the nine months ended September 30, 2006, the following transactions involving related parties occurred:

The Company paid $124,000 and issued 2,000,000 restricted common shares valued at $1,855,000 as payment of management and director’s fees.

The Company provided the amount of $1,000,000 in trust to a company controlled by an officer and shareholder of the Company for the purpose of buying marketable securities on the Company’s behalf , see note 10. As at September 30, 2006 the Company realized losses of $492,043 on the sale of these marketable securities.

5. Equipment , net

		Accumulated	September 30, 2006
	Cost	amortization	Book value
Computer Hardware	$15,075	$1,696	$13,379
Vehicles	8,827	662	8,165
Furniture and Equipment	9,899	742	9,157
Mine equipment	33,875	2,540	31,335
	$67,676	$5,640	$62,036

6.Mineral Rights - (restated note 13)

			Cerro Las
Mining Properties	Sino Silver,	Linear Gold,	Minitas,	Total
	China	Mexico	Mexico
	$	$	$	$
Balance at
December 31, 2005	516,500	56,000	-0-	572,500
Jan. to Sep. 2006
Expenditures	4,242,850	235,755	3,970,743	8,449,348
Write-off of
Discontinued Operations	-0-	(291,755)	-0-	(291,755)
Balance at
September 30, 2006	$4,759,350	$-0-	$3,970,743	$8,730,093

Sino Silver

On April 24, 2005, the Company entered into a venture agreement with Sino Silver Corp. ("Sino Silver") whereby the Company acquired 50% of Sino Silver’s interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation and development of a property located in the Erbaohuo Silver District in Northern China. In consideration for this interest, the Company paid Sino Silver US$150,000 on the closing date along with 250,000 restricted common stock of the Company. Pursuant to the Agreement, an additional US$200,000 was payable to Sino Silver within 2 years of the closing date, along with the delivery of an additional 250,000 restricted common stock of the Company. Included in these closing costs are financing fees incurred through the issuance of 500,000 restricted common stock.

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

To date, all mineral property acquisition costs are capitalized and all exploration and development costs are expensed.

Linear Gold

On September 7, 2005, the Company entered into a joint venture agreement with Linear Gold Corp, Linear Gold Caribe, S.A. (Linear Gold Corp. and Linear Gold Caribe, S.A. are collectively referred to as "Linear Gold"), and Linear Gold Mexico, S.A. de C.V. ("Linear Mexico").

Linear Mexico, which is wholly-owned by Linear Gold, owns an option to acquire the exploration and exploitation rights to the property known as the Tierra Blanca Property in Durango, Mexico (the "Mexico Property").

Under the agreement, the Company had the option to acquire a 55% interest in the Mexico Property. Following a detailed exploration and evaluation of the property the Company’s geologists recommended that the pursuit of the joint venture with Linear Gold Corp. be terminated. On August 4, 2006, the Company provided notice to Linear Gold Corp. that it would be discontinuing its exploration of the Mexico Property, thereby terminating the Company’s obligations to Linear Gold. The investment of $291,755 in the joint venture was written off as discontinued operations.

6. Mineral Rights (cont’d)

Cerro Las Minitas, Mexico

1. On March 2, 2006, the Company’s wholly-owned subsidiary, Silver Dragon Mexico entered into an agreement with Jaime Muguiro Pena wherein Mr. Pena assigned to Silver Dragon Mexico the mining and exploitation rights to 10 mining concessions, which include an operating mine, totaling approximately 1354 hectares in Guadalupe, Durango, Mexico in consideration for the payment to Mr. Pena of US$450,000 and 450,000 restricted common stock issued on August 21, 2006. Silver Dragon Mexico also purchased certain mining equipment for the sum of US $1,000 plus Value Added Tax ("V.A.T.")

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

6. Mineral Rights (cont’d)

ii) Option to Purchase. Silver Dragon Mexico has been granted the option to purchase the Concession, which can be exercised by Silver Dragon Mexico by providing written notice to Ms. Haro within a 30 day period in advance to the following events:

a) The Option to Purchase the Concession can be exercised by Silver Dragon Mexico within 3 years of the date of execution of the Agreement upon payment of the amount of US$2,000,000 plus the applicable V.A.T.; or alternatively,

b) The Option to Purchase the Concession can be exercised by Silver Dragon Mexico within 5 years of the execution of this Agreement upon payment of US$3,000,000 plus the applicable V.A.T..

7. Investors’ Deposits

During the months of August and September 2006 the Company received proceeds totaling $2,160,000 from a private placement that closed on October 13, 2006. As the private placement closed after the current reporting period, the Company for accounting purposes, recorded these funds as investors’ deposits. Each unit was priced at $1.00 and consists of one common share of the Company and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional common share of the Company at any time over a period of two years from the date of closing of the private placement. at the above noted exercise prices.

8. Capital Stock

In the first nine months of 2006 the Company completed four private sales totaling 7,500,000 shares of its common stock:

The first private sale was in January 25, 2006 for 2,500,000 shares of its common stock and was at $0.10 per share, for total gross proceeds of $250,000.

The second was on Feb 17, 2006 for 1,000,000 units at $1.00 per share for gross proceeds of $1,000,000. Each unit was priced at $1.00 and consists of one common share of the Company and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional common share of the Company at any time over a period of two years from the date of closing of the private placement at the above noted exercise prices. Pursuant to the Subscription Agreement, the Company agreed to file a Registration Statement on form SB-2 within 45 days of the closing in order to register shares of common stock issued in this offering and the shares of common stock issuable upon exercise of Warrants. If the Registration Statement is not filed as mentioned or declared effective within 180 days following the closing, then cash delay payments equal to 0.5% of the subscription amount per month shall apply for the first 3 months and 1% per month thereafter.

The third was on May 30, 2006 for 1,000,000 units at $1.00 per share for gross proceeds of $1,000,000. Each unit was priced at $1.00 and consists of one common share of the Company and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional common share of the Company at any time over a period of two years from the date of closing of the private placement at the above noted exercise prices. Pursuant to the Subscription Agreement for 250,000 of these shares, the Company agreed to file a Registration Statement on form SB-2 within 45 days of the closing in order to register shares of common stock issued in this offering and the shares of common stock issuable upon exercise of Warrants. If the Registration Statement is not filed as mentioned or declared effective within 180 days following the closing, then cash delay payments equal to 0.5% of the subscription amount per month shall apply for the first 3 months and 1% per month thereafter.

8. Capital Stock (cont’d)

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

No underwriting discounts or commissions were paid in connection with the sale. The sale of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated there under, and/or Regulation S promulgated there under. All of the purchasers of the shares were sophisticated and/or accredited investors with information comparable to what would be required in a registration statement. The shares were issued with above restrictive legend.

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

Warrants

As at September 30, 2006, the following warrants were outstanding: (restated note 13)

		Number of Warrants			Value
			Issued,			Issued,
Expiry	Exercise		(Exercised),			(Exercised),
Date	Price	Opening	and (Expired)	Closing	Opening	and (Expired)	Closing
	$				$	$	$
17-Feb-08	2.00	-	500,000	500,000	-	90,244	90,244
17-Feb-08	5.00	-	500,000	500,000	-	21,154	21,154
30-May-08	2.00	-	500,000	500,000	-	129,460	129,460
30-May-08	5.00	-	500,000	500,000	-	33,894	33,894
12-Jun-08	2.00	-	1,500,000	1,500,000	-	290,234	290,234
12-Jun-08	5.00	-	1,500,000	1,500,000	-	69,380	69,380
30-Sep-08	2.00	-	1,080,000	1,080,000	-	462,350	462,350
30-Sep-08	5.00	-	1,080,000	1,080,000	-	142,058	142,058
11-Aug-11	0.80	-	200,000	200,000	-	174,376	174,376
			7,360,000	7,360,000		1,413,150	1,413,150

A value of $1,413,150 has been attributed to the warrants issued during the year. Warrants were valued using the Black-Scholes model, using key assumptions of volatility of 69%, a risk-free interest rate of 4.5%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company.

8. Capital Stock (cont’d)

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

9. Statements of Cash Flows Supplemental Disclosures

During the nine months ended September 30, 2006, the Company issued 2,000,000 restricted common shares valued at $1,855,000 as payment of management and director’s fees to a related party.

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

10. Commitments and Contingencies (cont’d)

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

On May 30, 2006 the Company completed the sale of 1,000,000 units, at a price of $1.00 per unit, for total gross proceeds of $1,000,000. Pursuant to the Subscription Agreement for 250,000 of these shares, the Company agreed to file a Registration Statement on form SB-2 within 45 days of the closing in order to register shares of common stock issued in this offering and the shares of common stock issuable upon exercise of Warrants. If the Registration Statement is not filed as mentioned or declared effective within 180 days following the closing, then cash delay payments equal to 0.5% of the subscription amount per month shall apply for the first 3 months and 1% per month thereafter.

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

For purposes of convenience, Mr. Hazout directed the investment by TII of the Funds, thru TII’s brokerage account at Union Securities Ltd..

Between May 2006 and September 30, 2006, Mr. Hazout directed TII to

i. Purchase 45,000 shares of Qualcomm for an aggregate purchase price $2,013,028 and sell 22,500 shares of Qualcomm at an aggregate sale price of $829,970, to hold 22,500 shares of Qualcomm as at September 30, 2006.

ii. Purchase 2,500 ETF shares at an aggregate purchase price of $303,635 and sell 2,500 ETF shares at an aggregate sale price of $308,379, to hold nil ETF shares as at September 30, 2006

iii. Purchase 200,000 of the Company shares at an aggregate purchase price of $233,952 with a fair market value of $286,000 as at September 30, 2006

Of the $1 Million which TII had been provided in trust, approximately $185,000, the approximate balance in TII’s account has been requisitioned from TII’s brokerage for return to the Company. Neither Mr. Hazout, nor TII received any fees or commissions as a result of TII’s trusteeship as described herein.

On August 16, 2006 the Company signed a Letter of Intent with Hubei Silver Mine Co., Ltd. ("Hubei Silver") and Cistex Global Investment Inc., ("Cistex") relating to the acquisition by Silver Dragon of a 60% equity interest in Hubei Silver which holds the exploration and mining rights to the Hubei Silver Mine located in Zhushan County, Shiyan City, Hubei Province, China. The purchase price, subject to confirmation of the value of Hubei Silver’s assets, is approximately US$2.4 Million in cash along with shares of restricted common stock of Silver Dragon valued at US$1.6 million on closing.

11. Subsequent Events

During the months of August and September 2006 the Company received proceeds totaling $2,160,000 from a private placement that closed on October 13, 2006. As the private placement closed after the current reporting period, the Company for accounting purposes recorded these funds as investors’ deposits. On October 13, 2006 the private placement closed, and restricted common stock and warrants were issued to the purchasers.

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

On November 20, 2006, Mr. Hazout directed TII to liquidate all the remaining shares in the account, in order to return the proceeds in TII’s account, which constituted all of the proceeds of disposition in the Company’s account with TII less the margin amount and interest, to the Company. In addition, Mr. Hazout directed TII to order a stock certificate for the 200,000 Company Shares. Upon receipt of this stock certificate, Mr. Hazout will immediately effectuate its transfer to the Company, which will then return the 200,000 Company Shares to treasury and cancel this stock certificate.

12. Comparative Information

Certain figures for the nine month periods ended September 30, 2006 and September 30, 2005 have been reclassified to conform with the current period’s financial statement presentation. These changes had no impact on the previously reported financial position or the results of operations.

13. Restatement of Previously Issued Interim Consolidated Financial Statements

In 2006, the Company became aware of certain accounting issues affecting accounts in the previously issued interim consolidated financial statements. The Company conducted an inquiry into these accounting issues. As a result, the Company is restating its previously issued interim consolidated financial statements for the period ended September 30, 2006 due to accounting errors.

The effect on the interim consolidated statement of operations and the consolidated balance sheet for the period ended September 30, 2006 is as follows:

	As Previously
	Reported	Change	Restated
Interim Consolidated Statement of Operations:
Exploration expense for the 3 months ended September 30, 2006 (a)	$ 0	$ 744,226	$ 744,226
Net Loss for the 3 months ended September 30, 2006	(1,590,042)	(744,228)	(2,334,270)
Net Loss per weighted average number of common shares - basic and diluted for the 3 months ended September 30, 2006	(0.03)	(0.01)	(0.04)
Exploration expense for the 9 months ended September 30, 2006 (a)	0	2,087,879	2,087,879
Net Loss for the 9 months ended September 30, 2006	(6,155,100)	(2,087,881)	(8,242,981)
Net Loss per weighted average number of common shares - basic and diluted for the 9 months ended September 30, 2006	(0.13)	(0.04)	(0.17)
Exploration expense for the cumulative period ended September 30, 2006 (a)	0	2,104,504	2,104,504
Net Loss for the cumulative period ended September 30, 2006	(9,291,537)	(2,104,504)	(11,396,041)
Consolidated Balance Sheet:
Mineral rights (a)	10,834,597	2,104,504	8,730,093
Additional paid-in capital (b)	19,687,480	(710,790)	18,976,690
Warrants (b)	702,360	710,790	1,413,150
Deficit accumulated during the exploration stage	(9,291,537)	(2,104,504)	(11,396,041)

Interim Consolidated Statement of Cash Flows: note c
Cash Flows From Operating Activities
Net Loss September 30, 2006	(5,919,345)	see note c	(8,242,981)
Adjustments for:
Net loss from discontinued operations	-	235,755	235,755

Net Loss September 30, 2005	(341,243)	see note c	(397,243)
Adjustments for:
Net loss from discontinued operations	-	56,000	56,000

Net Loss - since inception to Sept 30, 2006	(8,999,782)	see note c	(11,396,041)
Adjustments for:
Net loss from discontinued operations	-	291,755	291,755

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

c)     Consolidated statement of Cash Flows

The Company determined that it had reconciled its statement of Cash Flows using Net Loss from Continuing Operations and that it had not included discontinued operations in statement of cash flows. The company restated the statement of Cash Flows reconciling the statement using Net Loss. As the loss from discontinued operations comprises of the amounts paid for the participation in the joint venture, the amount is therefore a discrete line item in the cash flow statement. The statement of cash flows was also affected by the above note on the restatement of exploration expenses.

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

BUSINESS

Corporate History

Silver Dragon Resources, Inc., was initially incorporated in the State of Delaware on May 9, 1996 under the name American Electric Automobile Company Inc. On July16, 2002, we amended our Certificate of Incorporation to change our name to American Entertainment & Animation Corporation. On February 25, 2005, we again amended our Certificate of Incorporation to change our name to "Silver Dragon Resources, Inc." in order to better reflect our current business focus on global silver exploration and development. We operate in Mexico through our wholly-owned subsidiary, Silver Dragon Mining De Mexico, S.A.C.V., a Mexico company incorporated in on April 21, 2006.

We own 60% equity interest in Sino-Top Resources and Technologies, Ltd.. Sino-Top was originally formed by Sino Silver Corp. and certain other Chinese individuals as a joint venture company. We acquired a 60% interest in Sino-Top in March, 2006.

We are engaged in the acquisition, exploration and development of silver and other mineral properties in China and Mexico. Our primary focus is the mining and development of nine properties located in Erbaohuo Silver District in Northern China, as well as the Cerro Las Minitas properties located in and Guadalupe, Durango, in Mexico. We are still in our exploration stage and have not generated any revenues from the mining properties in China and Mexico.

Silver Mining Business in China

Erbahuo Projects

On March 21, 2006, we acquired the mining and exploration rights to the Erbaohuo Silver Projects by purchasing a 60% interest in Sino-Top from Sino Silver pursuant an Asset Purchase Agreement. Sino-Top was a joint venture company created by the Joint Venture Agreement dated January 27, 2005 between Sino Silver and certain other parties. Pursuant to the Asset Purchase Agreement, we acquired a 60% interest in Sino-Top and became a party to the Joint Venture Agreement. Sino-Top holds the exploration and mining rights to nine properties in the Erbaohuo Silver District in Northern China ("Erbaohuo Projects"). The total purchase price was $650,000 plus 4,000,000 shares of our restricted common stock all of which has been deliverable delivered upon to Sino Silver following receipt of the requisite approvals to the transfer by the local Provincial Department of Commerce in China.

Prior to entering into the Asset Purchase Agreement described above, on April 14, 2005, we entered into a Venture Agreement with Sino Silver to acquire 50% of Sino Silver’s interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation, and development of the Aobaotugounao property located in the Erbaohuo Silver District. Consideration for the interest included cash payments of $350,000 over a two year period and the issuance of 500,000 shares of our common stock. On closing, we paid $150,000 cash and issued 250,000 restricted common shares. In addition, 4,500,000 restricted common shares were issued to parties who assisted in the transaction. 3,000,000 of these shares were subsequently returned to us and cancelled. The Venture Agreement was superceded by the Asset Purchase Agreement described above.

We are committed to invest approximately $1,300,000 into Sino-Top in 2006 towards exploration and property maintenance on the nine properties in the portfolio, with emphasis on bringing the Erbaohuo silver mine into production in 2007, and conduct advanced stage exploration on two properties (Zuanxinhu and Saihanaobao). Since March 2006, we have paid $785,400 to Sino-Top toward this amount.

Hubei Province Project

On August 16, 2006, we signed of a Letter of Intent with Hubei Silver Mine Co., Ltd. and Cistex Global Investments, Inc. relating to the acquisition by Silver Dragon of a 60% equity interest in Hubei Silver which holds the exploration and mining rights to the Hubei Silver Mine located in Zhushan County, Shiyan City, Hubei Province, China.

The acquisition is subject to a number of conditions including, but not limited to, the delivery by Hubei Silver of all geological and technical data related to the mine, an audit of Hubei Silver and an evaluation of its assets based on U.S. GAAP valuation methods and the execution of a definitive agreement. A due diligence study and a feasibility study are being conducted and, subject to satisfactory findings, it is intended that a formal equity transfer agreement will be entered into. The purchase price, subject to confirmation of the value of Hubei Silver’s assets, is approximately $2.4 million in cash along with shares of restricted common stock of Silver Dragon valued at $1.6 million on closing.

Hubei Silver is a large, non-ferrous metal enterprise, and was the first among China’s 10 largest independent silver mines to engage in both mining and ore dressing operations. Hubei Silver holds the exploration and mining rights to the Hubei Silver Mine.

Strategic Cooperation Agreements

Silver Dragon and Sino-Top are party to strategic agreements with various parties including the North China Geological Exploration Bureau (NCGEB). Such agreements are subject to the consent of the shareholders of Sino Silver and the receipt of the administrative consent of the local Provincial Department of Commerce in China. In the interim, Silver Dragon has committed to funding Sino-Top in order to facilitate the continuation of the comprehensive work program at the Erbahuo Silver Project.

On July 26, 2006, we signed a Strategic Cooperation Agreement with the Tianjin North China Exploration Bureau (TNCEB) in China. The TNCEB has access to mine assets located in various locations in China. The 5-year Agreement provides that prospective mining properties identified by the TNCEB will be referred exclusively to Silver Dragon first. We have 90 days to review geological information and other information we reasonably may request. If we do not wish to develop such properties, TNCEB may show the properties to other prospective purchasers. In the event that Silver Dragon chooses to acquire, develop or exploit any mining opportunities referred by the TNCEB, Silver Dragon and TNCEB will work towards a mutually acceptable working agreement with respect to the purchase and/or development of the mining property. The TNCEB will provide technical, geological and other documentation as may be requested by Silver Dragon as part of its due diligence investigation of prospective properties. In the event that TNCEB does not wish to participate in the joint development of the property, we are required to pay TNCEB the amount equal to 1% of the purchase price of such property in cash or 2% of the purchase price in non-cash consideration including our common stock. If the seller of the property is an affiliate of TNCEB, we have no payment obligation.

Silver Mining Business in Mexico

Cerro las Minitas Project

On March 2, 2006, Silver Dragon Mexico acquired 16 mining concessions from four individuals by entering into various assignment agreements. The total consideration paid by us until January 26, 2007 is $945,000 plus 2,560,000 restricted shares. We are obligated to pay a total of $200,000 to these individuals until March 8, 2008 to fulfill our obligations under these agreements.

Cerros las Minitas is comprised of 16 concessions covering 1,423 Hectares. It is located 68 kilometers northeast of the City of Durango, Mexico and comprises the Cerro las Minitas mining district, part of the prolific silver belt of the Sierra Madre Occidental. An initial NI 43-101 report has been completed and concluded that the exploration done by Silver Dragon Mexico during 2006 indicates that the potential resources inferred there justify the cost of further exploration and development.

Employees and Employment Agreements

We currently have three consultants – a mining engineer and two geologists – supervising the exploration program in Mexico. We pay them a total of approximately $25,000 per month for their services during our exploration program. They are responsible for retaining the drilling contractor, having the core samples assayed, designing and engineering the mine and supervising the drill program among other things. Core drilling costs already completed total approximately $500,000. Analyzing the core samples cost approximately $125,000. Vector Engineering Company has been retained to complete a NI 43-101 report at a cost of approximately $20,000. In addition to the foregoing, there are 20 other employees in Mexico.

In China we have one employee serving as administrative staff member in our Beijing representative office. We pay him $2,000 per month.

Other than the foregoing, our only employee is our sole officer and director.

On November 15, 2005, we entered into an Employment Agreement with Marc Hazout. The Employment Agreement provides that Mr. Hazout shall be employed by us for a term of five years, and is entitled to a base salary of $288,000 per year. He received 1,000,000 restricted common shares as a signing bonus and in consideration of his facilitation of the transactions with Linear Gold Corp. Further, he is entitled to eight weeks paid holiday and fourteen (14) personal days, sick leave, medical and group insurance, participation in our pension or profit sharing plans, and a car allowance of up to $3,000 per month. In the event we terminate the Employment Agreement without cause, he will be entitled to severance equal to 100% of his remaining base salary under the Employment Agreement, plus an amount equal to 100% of the base salary plus full medical coverage for 12 months following the termination date. The Employment Agreement contains provisions prohibiting him from competing with us or soliciting customers or employees from us for a period of one year following the termination of his employment.

Intellectual Property

We have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts that management believes have any value.

PLAN OF OPERATION

You should read the following management’s plan of operation together with our financial statements and related notes appearing elsewhere in this quarterly report. This management’s plan of operation contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" in our annual report on Form 10-KSB for the year ended December 31, 2006.

Overview.

Our primary objective is to explore for silver minerals and, if warranted, to develop those existing mineral properties. Our secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance our exploration and development through equity financing, by way of joint venture or option agreements or through a combination of both.

Plans for the Year 2007.

Our property in China has been and is being aggressively drilled. A test operation has commenced to provide basic data on design, ore dressing and business profits to be used in planning for future large-scale production. Geologic mapping, trenching and drilling work is underway for three of the properties known as Saihanaobao, Zhuanxinhu and Laopandao Beihou. We expect an initial NI 43-101 report on the Erbahuo property to be released in the first quarter of 2007.

We will also focus on acquisition from Hubei Silver and Cistex of a 60% equity interest in Hubei Silver which holds the exploration and mining rights to the Hubei Silver Mine located in Zhushan County, Shiyan City, Hubei Province, China. The acquisition is subject to a number of conditions including, but not limited to, the delivery by Hubei Silver of all geological and technical data related to the mine, an audit of Hubei Silver and an evaluation of its assets based on U.S. GAAP valuation methods and the execution of a definitive agreement. The purchase price, subject to confirmation of the value of Hubei Silver’s assets, is approximately $2.4 million in cash along with shares of restricted common stock of Silver Dragon valued at $1.6 million on closing.

The mining and exploitation activities in Mexico are in the exploration stage. We are in the process of exploring the concessions by drilling, trenching and drifting. Our objective is to find new ore bodies and expand the resource of the existing ore bodies. There are currently 4 mining shafts, which were used to extract underground ore in the past. We are planning to build a ramp directly to the main ore body in order to extract the ore daily and load it onto trucks for transport to a processing plant. An initial NI 43-101 report has been completed and concluded that the exploration done by Silver Dragon Mexico during 2006 indicates that the potential resources inferred there justify the cost of further exploration and development. The cost of this report will be approximately $22,000.

The NI 43-101 report recommends a program of detailed geologic mapping, surface geochemical sampling and ground magnetic sampling to collect the basic geotechnical information that will be necessary to support an effective exploration and development program at Cerro Las Minitas. The program will include geologic mapping the entire outcropping portion of the Cerro Las Minitas Dome at a scale of 1:2000, with more detailed mapping in areas of special interest, and definition of project stratigraphy in detail from examination of exposures and drill core. Additionally, the program will include reconnaissance geochemical soil and rock sampling and ground magnetic surveying to cover the entire property. This first phase program will include drilling 30 diamond drill holes from surface (4500 meters) to develop oxide resources identified on the property and an additional six diamond drill holes (1200 meters) drilled from underground in the Puro Corazón mine to further develop discoveries of sulfide mineralization made during the 2006 drilling program. The goals of this program are:

1.    To compile a basic database of geotechnical information to support effective exploration at Cerro Las Minitas. All existing data will be incorporated into the database and recorded on maps, data sheets and reports on the various categories of geotechnical information. This geotechnical data will bear heavily on every phase of the Cerro Las Minitas Project and is strongly recommended.

2.    To define, by analysis of geotechnical data collected, the sites on the property that offer the best potential for near-term discovery of near-surface oxide ore. Those discoveries are anticipated to extend downwards into unoxidized sulfide ores. Definition of the most favorable sites for further exploration expenditure will enhance the effectiveness of the Project and hasten its development and is strongly recommended.

3.    To define and develop the inferred oxide resources that have been identified on the property, including drilling, trenching and preliminary metallurgical tests. Oxide resources already identified on the property offer the best potential for near-term, low-cost production from the project and justify this expenditure.

4.    To define and further develop the carbonate replacement Ag-Pb-Zn mineralization that was discovered west of the Puro Corazón mine in 2006. The exploration model suggests that carbonate replacement deposits at Cerro Las Minitas may offer the greatest long-term production potential on the property and justifies this investigation.

Table 22.1 presents an aggressive first-phase exploration and development program proposed for the Cerro Las Minitas property. Expense items are listed with a description where appropriate and a total cost. The length of this program is 10 months, from inception through completion of a status report. Personnel costs are based on employment of national geotechnical personnel.

Table 22.1

Cerro Las Minitas Project, Durango, Mexico
Proposed Project Budget.

Surface Geology, Geochemisty, Geophysics
Item	Explanation	Cost $ US
Surface Agreements		$5,000
Ground Magnetic Survey		$40,000
Geochemical samples	2500	$50,000
Supplies		$3,000
Project Geologist (2)	10 months	$125,000
Geologist (2)	10 months	$100,000
Draftsman	8 months	$6,800
Surveyor	Topographic control	$5,000
Sampler (9)	3 months	$21,600

TOTAL - Surface Geology, Geochemisty, Geophysics		$356,400

Oxide Resource Development
Permitting		2,000
Drill Site Preparation (Surface)	30 drill sites	$25,000
Surface Drilling (incl Assays)	30 holes X 150 m @ $100/m (incl assays)	$450,000
Project Geologist	5 months	$32,000
Geologist	5 months	$25,000
Sampler (2)	5 months	$8,000
Draftsman	2 months	$1,700
Surveyor		$1,000
Supplies	Bags, core boxes, saw blades, etc.	$2,500
Metallurgical Testing	Includes mining of test samples	$18,000

TOTAL - Oxide Resource Development		$565,200

New Discovery Development
Drill Site Preparation (Underground)		$8,000
Underground Drilling (inc Assays)	6 holes X 200 m @ $90/m (incl assays)	$108,000
Project Geologist	5 months	$32,000
Geologist	5 months	$25,000
Samplers (2)	5 months	$8,000
Draftsman	2 months	$1,700
Surveyor		$1,500
Supplies	Bags, core boxes, saw blades, etc.	$2,500

Total - New Discovery Development		$186,700

Project Administration
Project Administration	Includes Vehicles, Field Office, & Administration	$75,000

Total - Project Administration		$75,000

Total Project Budget		$1,183,300

We will follow the exploration program recommended by the NI 43-101 report and revisit the program on a quarterly basis. Currently, surface geochemical sampling and geologic mapping are underway to define drill targets in the southwest of the Puro Curazon working and to the southeast of the La Pina-La Bocona workings. In La Chiva structure in the Puro Corazon workings, work is underway to define grades and tonnages. De-watering of the lower levels of both the Puro Corazon and La Bocona mines and rehabilitation of old workings are underway. We expect the cost of exploration activities, mine development and administration costs in Mexico over the next 3 months and 12 months to be approximately $600,000 and $5,300,000, respectively.

Cash Requirements.

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $12 million to fund our anticipated capital requirements and our obligations under the agreements for the concessions in Cerro las Minitas, Mexico, the agreement with Sino-Top, and the agreement with Hubei Silver, as well as the costs of exploration, mine development and administration.

Our agreement with Jaime Muguiro Peno required us to make a $100,000 payment on closing, with further payments totaling of $699,000 being made this year. Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing, a further payment of $100,000 on was paid on September 11, 2006, as well as payments totaling $200,000 over the next the next 2 years. We estimate that we will need to raise approximately $5,300,000 to meet our obligations under the Cerro las Minitas agreements, as well as continue with the exploration and mining of the properties throughout 2007. In addition, we will require an additional $2,000,000 should we choose to exercise the option to purchase the mining concession from Silvia Villasenor Haro. We currently do not have arrangements in place to raise the capital to fund these obligations.

Our agreement with Sino Silver and Sino-Top required us to make a $150,000 payment on closing, with a further payment of $100,000 on May 20, 2006, and a balance of $400,000, which was paid on November 7, 2006 upon receiving approval to the transaction by authorities in China. In addition, we have committed to advance approximately $1,300,000 to Sino-Top in 2006 for further exploration of the mining properties. We have advanced $785,400 to Sino-Top to date. We estimate that we will require approximately $514,600 to meet our commitments to Sino-Top over the next 2 months. In addition, we estimate that we will require a minimum of $2,000,000 for exploration and mining through the end of 2007.

The agreement with Hubei Silver will require us to pay $2,400,000 in cash and issue restricted shares of our common stock valued at $1,600,000 for this interest on closing.

We have historically satisfied our working capital requirements through the private issuances of equity securities as well as from our chief executive officer. We will continue to seek additional funds through such channels and from collaborative and other arrangements with corporate partners. In particular, we will need $12 Million in additional funding to continue our operations for the next twelve months. However, we may not be able to obtain from sources other than those whose shares are being registered under this registration statement, adequate funds when needed or funding that is on terms acceptable to us. If we fail to obtain sufficient funds, we may need to delay, scale back or terminate some or all of our mining exploration programs.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or contractual obligations that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 and September 30,2005

Net sales were $NIL for both the quarters ended September 30, 2006 and September 30, 2005 as there was no production at any of the mining properties.

Total operating expenses for the Company were $1,606,470 (September 2005: $31,020) Expenses increased in Consulting fees and Advertising and Promotion as the company continues to develop and execute its strategic plan and raise its Corporate visibility in the market place. Legal fees increased as result of hiring additional lawyers for operations in Mexico and accounting fees increased due to additional regulatory requirements. General and administrative expenses increased as the Mexican operations came on stream.

Net operating loss for the quarter ended September 30 2006 was $2,098,513, compared to a net loss of $32,668 for the similar period in 2005. During the period, the value of the marketable securities decreased and the Company wrote down $492,043. In August 2006, the Company terminated its joint venture with Linear Gold Corp. and wrote off $235,755 and $56,000, totaling $291,755 and representing the amount spent on the project in 2006 and 2005 respectively. The Net Loss for the three month period ended September 30, 2006 was $2,334,270 compared to a net loss of $88,668 for the same period 2005. The principal reason for this is the impact of the factors discussed above.

Nine Months Ended September 30, 2006 and September 30, 2005

Net sales were $0 for both the nine month periods ended September 30, 2006 and September 30, 2005 for the reasons stated above.

Total operating expenses for the Company were $7,515,183 (September 2005: $342,022) as a result of increased spending was in all areas. Management fees increased as the president received bonuses for signing a new employment contract and successfully completing the acquisition of mining properties. Advertising and promotion expenses increased as the company continues to raise its visibility in the industry. Legal and accounting fees increased reflecting increased activity in property acquisition as well as increase audit costs to meet regulatory requirements. Office and general expenses increased due to international travel to monitor the projects in Mexico and China. Consulting expenses increased as a result of retaining the services of groups to assist in developing and executing a strategic plan of acquisition.

During the period, the Company realized losses of $492,043 on the sale of marketable securities. In August 2006, the Company terminated its joint venture with Linear Gold and wrote off $291,755 representing the total amount spent on the project over the past two years.

Net loss for the nine months ended September 30, 2006 was $8,242,981 compared to a net loss of $397,243 for the similar period in 2005. The principal reason for this is the impact of the factors discussed above.

GOING CONCERN

As of September 30, 2006 the Company had an accumulated deficit of $11,396,041. The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and timely alerting them to material information relating to the Company required to be filed in its periodic SEC filings. In our assessment of the effectiveness of our disclosure controls and procedures as of September 30, 2006, a material weaknesses were identified as summarized below:

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

The Company is taking actions to prevent the recurrence of events of this nature in the future, including taking steps to hire a Chief Financial Officer to oversee the financial operations of the Company, as well as to appoint additional members to the Board of Directors. The required certifications of our principal executive officer are included as exhibits to this Quarterly Report. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Changes in Internal Controls

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

The fifth was on October 13, 2006 for 2,160,000 units. Each unit was priced at $1.00 and consists of one common share of the Company and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional common share of the Company at any time over a period of two years from the date of closing of the private placement. at the above noted exercise prices.

The sixth was completed on November 9, 2006 for 500,000 units and Class A, B, and C Warrants. Each Unit was priced at $1.00 and consists of one common share of the Company and share purchase warrants. One Class A Warrant was issued for each two shares and will entitle the holder to purchase an additional common share of the Company at any time over a period of five years from the date of closing of the private placement at an exercise price of $2.00. One Class B Warrant was issued for each two shares and will entitle the holder to purchase an additional common share of the Company at any time over a period of five years from the date of closing at an exercise price of $5.00. Two Class C Warrants were issued for each share issued on closing. The per Warrant Share exercise price to acquire a Class C Warrant Share shall be $1.00 and shall be exercisable until one year from the date of closing. Commissions of $35,000 were paid on this transaction.

With the exception of the sixth transaction, no underwriting discounts or commissions were paid in connection with the sale. The sale of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder. All of the purchasers of the shares were sophisticated and/or accredited investors. The shares were issued with a restrictive legend.

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of Silver Dragon Resources Inc. (the "Company") on Form 10-QSB/A for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marc Hazout, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 14, 2007

/s/Marc Hazout

Marc Hazout
Chief Executive Officer