Form 10KSB/A
period 2005-12-31
Silver Dragon Resources Inc.
filed 2007-03-16
CIK 1017290

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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
incorporation or organization)

5160 Yonge Street, Suite 803
Toronto, Ontario, M2N 6L9
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (416) 223-8500

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $0.0001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒             No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State the issuer’s revenues for its most recent fiscal year: $0.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: As of March 30, 2006, the Registrant had 46,020,533 common shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes   ☐             No   ☒

EXPLANATORY NOTE

This Amendment No. l on Form 10-KSB/A is being filed as an amendment to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission April 10, 2006. For the convenience of the reader, this Form 10-KSB/A sets forth the originally filed Form 10-KSB in its entirety. However, the following revisions are contained herein:

Item 1. Description of Business

We eliminated references to "mining" since we are an exploration stage company. We also revised the risk factors section significantly.

Item 2. Description of Property

We inserted a description of the Cerro las Minitas property and a description of our QA/QC protocols.

Item 11. Security ownership of Certain Beneficial Owners and Management

We revised the table under "Equity Compensation Plan Information" to correct errors.

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

We are filing the Executive Employment Agreement with Marc Hazout as an exhibit. The Financial Statements have been restated as set forth in Footnote 12 thereto.

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology is intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company’s control. These factors include but are not limited to economic conditions generally and in the industries in which the Company may participate; competition within the Company’s chosen industry, including competition from much larger competitors; technological advances and failure by the Company to successfully develop business relationships.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Silver Dragon Resources Inc., f/k/a American Entertainment and Animation Corporation, and American Electric Automobile Company, Inc. (the "Company") was formed in the State of Delaware on May 9, 1996.

Electric Car Operations

The Company was originally formed to go into the business of developing and marketing electric automobiles. On June 15, 1996 the Company acquired all of the outstanding stock of California Electric Automobile Co., Inc. ("CEAC"), a California corporation formed on November 14, 1995, in consideration for 1,050,000 shares of the Company’s common stock. Of the 1,050,000 shares, 900,000 were held in escrow pending the exercise of CEAC’s option to purchase the assets and business of San Diego Electric Automobile Company ("SDEAC"). On October 17, 1996 the Company exercised its option to purchase the assets and business of SDEAC. The purchase price was the 900,000 shares of AEAC’s common stock held in escrow from the previous acquisition of CEAC.

Chinese Electric Automobile Operations

On May 18, 1996, the Company entered into an agreement with China Electric Automobile Company of Hong Kong, Ltd. ("CEHK") in which each exchanged approximately 5% of their outstanding common stock for the other company’s stock. The object of the relationship was the pursuit of business opportunities and product development using the company’s combined resources. On February 12, 1997, the Company entered into an agreement with CEHK to form a joint venture named American Electric Automobile Company (Asia), Inc. ("AEAA"), a California corporation, to engage in various electric vehicle related businesses, including design, production and trading in electric vehicles and related parts. The Company received forty-five percent of the ownership of AEAA and CEHK received the remaining fifty-five percent ownership.

On January 31, 2001, the Company sold its interest in AEAA to Edward F. Myers for $100. Mr. Myers was the former Chairman of the Company. After careful consideration, the Board of Directors of the Company decided that it would be in the Company’s best interest to discontinue its investment into Asia. The inherent risks involved in doing business in China, the difficulty in monitoring the situation, as well as the continued monetary investment into Asia that would have been required led the Board to the decision to discontinue its investment in Asia.

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

The Acquisition Agreement provided that Cyper and its controlling shareholders were obligated to provide funds for the Company’s administration, as well as auditing and legal fees, and further provided that the Company had a right to rescind the transaction in the event of a default by Cyper and its controlling shareholders. On September 4, 2002, Mr. Hazout, acting on behalf of the Company, notified Cyper that the Agreement was terminated and rescinded due to Cyper’s defaults, as well as based on certain misrepresentations made by Cyper in connection with the Acquisition Agreement. As a result of the termination, Mr. Hazout requested that the Company’s transfer agent cancel the 20,000,000 shares issued to Cyper’s shareholders, and removed the directors appointed by Cyper under the authority granted in the Acquisition Agreement. Mr. Hazout then appointed Pierre Quilliam to the Board of Directors and named him Chairman of the Company. On September 21, 2002, Pierre Quilliam resigned as director and Chairman of the Company.

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

Silver Exploration Business

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

In the event Linear Mexico’s Option is exercised, and the Company exercises its option under the Agreement, then Linear Gold and the Company have agreed to work on good faith to develop a budget for exploring the Property, in which event both Linear Gold and the Company will have thirty days to contribute their respective shares of the budget. In the event one party does not contribute its share of the budget, the defaulting party’s share of ownership of the corporation established to own the mining rights will be reduced to reflect its pro rata share of total capital contributed, based upon an initial valuation of the Property of $3,545,454.50.

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

Sino Silver Corp.

On March 21, 2006, the Company entered into an Asset Purchase Agreement with Sino Silver Corp. ("Sino Silver") and Sanhe Sino-Top Resources and Technologies, Ltd. ("Sino-Top") wherein Sino Silver agreed to sell its 60% interest in Sino-Top to the Company. Sino-Top holds the exploration and mining rights to 9 properties in the Erbaohuo Silver District in Inner Mongolia, China. The total purchase price is US$650,000 plus 4,000,000 restricted common shares of the Company payable as follows:

i. US$150,000 was paid on the closing;

ii. US$100,000 payable on May 20, 2006;

iii. US$400,000 payable and the 4,000,000 restricted common shares of the Company deliverable upon receipt of the requisite approvals to the transfer by the local Provincial Department of Commerce in China;

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

Employees

The Company has no full or part-time employees, other than Marc Hazout, the Company’s President, CEO. Mr. Hazout is employed pursuant to an Employment Agreement.

Risk Factors

You should consider each of the following risk factors and any other information set forth in this Form 10-KSB and the other Company’s reports filed with the Securities and Exchange Commission ("SEC"), including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company’s business and financial condition, results or prospects could be harmed.

Risk Relating To Our Operations

None of the properties in which we have an interest or the right to earn an interest have any known reserves.

None of the properties we have an interest or the right to earn an interest has any reserves. To date, we have engaged in only limited preliminary exploration activities on the properties. Accordingly, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts. If we do not establish reserves, we may be required to curtail or suspend our operations, in which case the market value of our common stock may decline, and you may lose all or a portion of your investment.

Our current cash will only fund our business as currently planned for the next 2 months. We will need additional funding, either through equity or debt financings or partnering arrangements, that could negatively affect us and our stock price.

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $12 million to fund our anticipated capital requirements and our obligations under the agreements for the concessions in Cerro las Minitas, Mexico, the agreement with Sino-Top, and the agreement with Hubei Silver. Our agreement with Jaime Muguiro Pena required us to make a $100,000 payment on closing, with further payments totaling of $350,000 made during 2006, along with 450,000 restricted common shares. Our agreement with Ramon Tomas Davila Flores required us to make a payment of closing of $245,000 along with 110,000 restricted common shares. Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing, a further payment of $100,000 was paid on September 11, 2006, and we must make payments totaling $200,000 over the next 2 years along with 2,000,000 restricted common shares. We estimate that we will need to raise approximately $5,300,000 to meet our obligations under the Cerro las Minitas agreements, as well as to continue with the exploration and mining of the properties throughout 2007. Our agreement with Silvia Villasenor Haro, the owner of Puro Corazon, required us to make payments of $50,000 at closing. In addition, we will require an additional $2,000,000 should we choose to exercise the option to purchase the mining concession from Silvia Villasenor Haro within 3 years or $3,000,000 within 5 years. We currently do not have arrangements in place to raise the capital to fund these obligations. All payments in Mexico were and are subject to Value Added Tax (V.A.T.).

Our agreement with Sino Silver and Sino-Top required us to make a $150,000 payment on closing, a further payment of $100,000 on May 20, 2006, which left a balance of $400,000, due upon receiving approval to the transaction by authorities in China that was paid on November 9, 2006. In addition, we have committed to advance approximately $1,300,000 to Sino-Top in 2006 for further exploration of the mining properties. To date, we have advanced $786,180 to Sino-Top. We estimate that we will require approximately $514,600 to meet our commitments to Sino-Top over the next 2 months. In addition, we estimate that we will require a minimum of $4,000,000 for exploration and mining through the end of 2007. We currently do not have arrangements in place to raise the capital to fund these obligations.

We have entered into a letter of intent to acquire a 60% equity interest in the Hubei Silver in Hubei Province, China. The agreement will require us to pay approximately $2,400,000 in cash and issue restricted shares of our common stock valued at $1,600,000 for acquiring this interest on closing. We currently do not have arrangements in place to raise the capital to fund these obligations.

We have historically satisfied our working capital requirements through the private issuances of equity securities as well as from our chief executive officer. We will continue to seek additional funds through such channels and from collaborative and other arrangements with corporate partners. In particular, we will need $12 million in additional funding to continue our operations for the next twelve months. However, we may not be able to obtain adequate funds when needed or funding that is on terms acceptable to us. If we fail to obtain sufficient funds, we may need to delay, scale back or terminate some or all of our mining exploration programs.

We are an exploration stage company, and based on our negative cash flows from operating activities there is uncertainty as to our ability to continue as a going concern.

From inception, we have generated no revenues and have experienced negative cash flows from operating losses. We anticipate continuing to incur such operating losses and negative cash flows for the foreseeable future, and to accumulate increasing deficits as we increase our expenditures for exploration and mining of minerals, infrastructure, research and development and general corporate purposes. Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability. Our history of operating losses and negative cash flows from operating activities will result in our continued dependence on external financing arrangements. In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure additional external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment. There is no guaranty that we will generate revenues or secure additional external financing. Our financial statements, which have been prepared in accordance with the United States GAAP, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern. See "Management’s Plan of Operations".

The reports of independent auditors of our consolidated financial statements included in this report contain explanatory paragraphs which note our recurring operating losses since inception, our lack of capital and lack of long term contracts related to our business plans, and that these conditions give rise to substantial doubt about our ability to continue as a going concern. In the event that we are unable to successfully achieve future profitable operations and obtain additional sources of financing to sustain our operations, we may be unable to continue as a going concern. See "Management’s Plan of Operation" and the our consolidated financial statements and notes thereto included in this report.

We have a history of operating losses and we anticipate future losses.

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of approximately $542,909 and $399,027, respectively, for the fiscal years ending December 31, 2005 and 2004. We incurred losses of approximately $8,242,981, for the nine months ended September 30, 2006 and have accumulated losses since inception of approximately $11,396,041. In addition, we have a working capital deficiency of approximately $195,655 at December 31, 2005. We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever. If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

Because our management does not have technical training or experience in exploring for, starting and operating an exploration program, we will have to hire personnel to conduct these efforts. If we can not effectively supervise or retain such personnel, we may have to suspend or cease operations, which will result in the loss of your investment.

Because our management is inexperienced with exploring for, starting and operating an exploration program, we have had to hire new employees and contractors to perform surveying, exploration and excavation of mineral claims that we may acquire. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management must rely on the personnel it has hired or retained to assist them in making critical engineering and business decisions and choices. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry if our management were unable to supervise and retain qualified personnel to carry out these tasks. As a result we may have to suspend or cease operations, which will result in the loss of your investment.

Our success also depends on our ability to hire and retain skilled operating, marketing, technical, financial and management personnel. In the mining sector, competition in connection with hiring and retaining skilled, dependable personnel is intense. We may not offer salaries or benefits that are competitive with those offered by our competitors, which may have significantly more resources when compared to us. As such, even if we were to succeed in hiring skilled personnel, we may not succeed in retaining them.

Because we do not have much capital, we may have to limit our exploration activity, which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such, we may not be able to complete an exploration program that is as thorough as the one that we currently anticipate on conducting. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues, in which case, you will lose your investment.

If our sole officer who also serves as our sole director resigns or dies without having found replacements, our operations will be suspended or cease altogether. If that should occur, you could lose your investment.

We have one individual who serves as our sole officer and sole director. We are entirely dependent upon him to conduct our operations. If he should resign or die, there will be no immediately available replacements. If that should occur, until we find other persons to run us, our operations will be suspended or cease entirely, and our business and the results of operations would suffer.

Because we have only one individual serving as our sole officer and director who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us.

One individual serves as both our sole officer and director. He is responsible for our managerial and organizational structure, which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, our officer and director will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls, which may subject us to sanctions and fines by the Securities Exchange Commission, which ultimately could cause us to lose money and possibly to go out of business.

Pursuant to Section 404 Of The Sarbanes-Oxley Act Of 2002 ("Section 404"), we will be required, beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007, to include in our annual reports on Form 10-KSB, our management’s report on internal control over financial reporting and the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting.

We have not prepared an internal plan of action for compliance with the requirements of Section 404. As a result, we cannot guarantee that we will not have any "significant deficiencies" or "material weaknesses" reported by our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Securities and Exchange Act of 1934, which could adversely affect our business.

Because our interests are in Mexico and China, our business is subject to additional risks associated with doing business outside the United States.

We expect that a portion of our revenues, if any, may be derived from sales of our products in foreign markets. Accordingly, we will be subject to all risks associated with foreign trade. These risks include:

  shipping delays,

  increased credit risks, trade restrictions,

  export duties and tariffs,

  fluctuations in foreign currency, and

  uncertainties in international, political, regulatory and economic developments.

In addition, we anticipate that our foreign operations will require us to devote significant resources to system installation, training and service, areas in which we have limited experience.

It is possible that third parties will challenge our title for the properties in which we have an interest.

We have not obtained title insurance for our properties. It is possible that the title to the properties in which we have our interest will be challenged or impugned. If such claims are successful, we may loose our interest in such properties.

Because all of our assets, our officer and our director are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us, our officer or our director.

All of our assets are located outside of the United States, the individual serving as both our sole officer and sole director is a national and/or residents of a country or countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officer and director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce such judgments rendered by the courts of the United States. There is also uncertainty as to whether the courts of Canada or other jurisdictions would be competent to hear original actions brought in Canada or other jurisdictions against us or our officer and director predicated upon the securities laws of the United States or any state thereof.

Our President and Chief Executive Officer controls a significant percentage of our common stock.

As of January 26, 2007, Marc Hazout, our President and Chief Executive Officer, owned beneficially approximately 30.29% of our outstanding common stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

Risks Relating To The Industry In General

Planned exploration, and if warranted, development and mining activities involve a high degree of risk.

We cannot assure you of the success of our planned operations. Exploration costs are not fixed, and resources cannot be reliably identified until substantial development has taken place, which entails high exploration and development costs. The costs of mining, processing, development and exploitation activities are subject to numerous variables which could result in substantial cost overruns. Mining for silver and other base or precious metals may involve unprofitable efforts, not only from dry properties, but from properties that are productive but do not produce sufficient net revenues to return a profit after accounting for mining, operating and other costs.

Our mining operations may be curtailed, delayed or cancelled as a result of numerous factors, many of which are beyond our control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services. If our drilling activities are not successful, we will experience a material adverse effect on our future results of operations and financial condition.

In addition to the substantial risk that the mines that we drill will not be productive or may decline in productivity after commencement of production, there are hazards inherent in geothermal exploration and production. Such hazards include unusual or unexpected geologic formations, pressures, downhole fires, mechanical failures, blowouts, cratering, explosions, uncontrollable flows of well fluids, pollution and other physical and environmental risks. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. As protection against operating hazards, we maintain insurance coverage against some, but not all, of the potential losses. We do not fully insure against all risks associated with our business because insurance is either unavailable or its cost of coverage is prohibitive. The occurrence of an event that is not fully covered or covered at all by insurance could have a material adverse effect on our financial condition and results of operations.

The impact of governmental regulation could adversely affect our business.

Our business is subject to applicable domestic and foreign laws and regulations, including laws and regulations on taxation, the exploration for and development, production and distribution of electricity, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of mines, rates of production, prevention of waste and other matters. These laws and regulations may increase the costs and timing of planning, designing, drilling, installing, operating and abandoning our silver mines and other facilities. In addition, our operations are subject to complex environmental laws and regulations adopted by domestic and foreign jurisdictions where we operate. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil or water, including responsibility for remedial costs.

In addition, the submission and approval of environmental impact assessments may be required. Environmental legislation is evolving in a manner which means stricter standards; enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations.

Because the requirements imposed by these laws and regulations frequently change, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business. In addition, because we acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage caused by former operators. In Mexico, changes in government leadership and/or the unionization of workers could adversely affect our operations. In China, political instability and unexpected state intervention could adversely affect our assets.

Decline in silver prices may make it commercially infeasible for us to develop our property and may cause our stock price to decline.

The value and price of our common shares and warrants, our financial results, and our exploration, development and mining activities may be significantly adversely affected by declines in the price of silver and other precious metals. Silver prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of silver producing countries throughout the world. The price of silver fluctuates in response to many factors, which are beyond anyone’s prediction abilities. The prices used in making the estimates in our plans differ from daily prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated mineralized material quantities, which are affected by a number of additional factors. Because mining occurs over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons. Such reasons include a belief that the low price is temporary, and/or the expense incurred is greater when permanently closing a mine.

Declines in the price of silver may cause our stock price to decline, which could cause you to lose money while making it difficult for us to raise capital on terms acceptable to us.

Weather interruptions in China may affect and delay our proposed exploration operations.

Our proposed exploration work in China can only be performed approximately six to seven months out of the year. The cold, rain and snow make the roads leading to our claims impassible every year during certain times from November to March. When the roads are impassible, we are unable to conduct exploration operations on the mineral claim.

We may not have access to all of the supplies and materials we need to begin exploration, which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies such as dynamite as well as certain equipment like bulldozers and excavators that we might need to conduct exploration. If we cannot obtain the necessary supplies, we will have to suspend our exploration plans until we do obtain such supplies.

Risks Relating To The Market For Our Securities

Because the public market for shares of our common stock is limited, investors may be unable to resell their shares of common stock.

Currently there is only a limited public market for our common stock on the Over-The-Counter Bulletin Board in the United States. Thus investors may be unable to resell their shares of our common stock. The development of an active public trading market depends upon the existence of willing buyers and sellers who are able to sell their shares as well as market makers willing to create a market in such shares. Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account. Such decisions of the market makers may be critical for the establishment and maintenance of a liquid public market in our common stock. Market makers are not required to maintain a continuous two-sided market and are free to withdraw firm quotations at any time. We cannot give you any assurance that an active public trading market for the shares will develop or be sustained.

A significant number of shares of our common stock are eligible for sale in the United States, which could have an adverse effect on the market price for our common stock and could adversely affect our ability to raise needed capital.

As of January 26, 2007, the number of shares in the public float on the Over-The-Counter Bulletin Board in the U.S. is approximately 58,473,533. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability of a large number of shares.

The price of our common stock is volatile, which may cause investment losses for our shareholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.43 to a high of $2.46 on the Over-The-Counter Bulletin Board. The trading price of our common stock on the Over-The-Counter Bulletin Board is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

Our common stock is considered to be a "penny stock," which may make it more difficult for investors to sell their shares.

Our common stock is considered to be a "penny stock." The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in these securities is provided by the exchange or system). Prior to a transaction in a penny stock, a broker-dealer is required to:

  deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market;

  provide the customer with current bid and offer quotations for the penny stock;

  explain the compensation of the broker-dealer and its salesperson in the transaction;

  provide monthly account statements showing the market value of each penny stock held in the customer’s account; and

  make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock, and investors may find it more difficult to sell their shares.

ITEM 2. DESCRIPTION OF PROPERTY

Since March 1, 2004, the Company has been maintaining its offices at 1121 Steeles Avenue West, Suite 803, Toronto, Ontario, Canada

Cerro las Minitas

The following information is derived from National Instrument 43-101 Technical Report for Silver Dragon Resources Inc. on the Cerro Las Minitas Property, Guadalupe Victoria, Durango, Mexico dated January 23, 2007 prepared by Craig L. Parkinson, P.Geo, Vector Engineering, Inc., 143E Spring Hill Drive Grass Valley, California 95945 USA and Douglas R. Wood II, P. Geo., Professional Mining Consultant, 3135 Holly Lane, Washoe Valley, Nevada 89704.

PROPERTY LOCATION AND DESCRIPTION

The Cerro Las Minitas property is located 70 kilometers northeast of the City of Durango, capital of the state of Durango, and six kilometers northwest of the town of Guadalupe Victoria, in the municipality of Guadalupe Victoria, Durango (Figure 6.1). The claims are located in the Minitas Mining District in the Mining Region of Guadalupe Victoria. The property consists of 16 mining concessions encompassing 1,423 hectares (Figure 6.2).

EXPLANATION
Major Town
Small Town
Cerro Las Minitas
Other Projects
Mines
Highway
Paved
Paved Rural
Cerro Las Minitas
(Ag-Au, Pb-Zn-Cu)
La Preciosa
(Ag-Au)
Avino
San Sebastian
(Ag-Au)
Durango
City
2,720,000
2,700,000
2,680,000
2,660,000
0 5 10 20
Km
Tucson
El Paso
USA
Gulf of
Mexico
Pacific Ocean
Mexico
Guatemala
0 200 400

Figure 6.1 Cerro Las Minitas Location Map

In a news release dated December 13, 2005, Silver Dragon Resources, Inc. (the "Company") announced that it had entered into agreements to purchase a 100% interest in the Cerro Las Minitas Property. In March, 2006, Silver Dragon consolidated landholdings in the district and claims are now held by Silver Dragon Mining de Mexico S.A. De C.V, a wholly owned Mexican subsidiary of Silver Dragon Resources Inc, by virtue of "Agreements to Purchase" 15 of the mining concessions. Silver Dragon Mining de Mexico S.A. De C.V holds a production lease with option to purchase one additional claim.

Figure 6.2 Cerro Las Minitas Concession Map

Agreements with property vendors are summarized in Table 6.1. Agreements for 15 of the 16 concessions are agreements to purchase. The agreement for the Puro Corazón claim is a 25-year Lease with Option to Purchase.

Under the terms of the Purchase Agreement with Sr. Jaime Muguiro Peña, the Company has earned 100% interest in ten mining concessions (listed in Table 6.2) by payment of $US 450,000 and 450,000 restricted common shares. All payments to Sr. Muguiro have been made.

Under the terms of the Purchase Agreement with Sr. & Sra. Ramon Davila Flores, the Company has earned 100% interest in five mining concessions (listed in Table 6.2) by payment of $US 245,000. All payments to Sr. and Sra. Flores have been made.

The company currently holds interest in a Production Lease with Option to Purchase the Puro Corazón Concession from the Villaseñor Family. That Lease was previously held by Minera Real Victoria. Silver Dragon Mining de Mexico, S.A. de C.V. has made $US 200,000 of the $US 400,000 payments to Minera Real Victoria to acquire full ownership of the Puro Corazón Lease with Option to Purchase. Two additional payments of $100,000 each will be paid to Minera Real Victoria on the first and second anniversaries of the signing of that contract to complete acquisition of the Lease.

Until Silver Dragon Mining de Mexico, S.A. de C.V. exercises its option to purchase the Puro Corazón concession, it is obligated to pay monthly production or non-production royalties to the Villaseñor Family. Currently, the Company is paying a $US 3,500 per month non-production royalty to the Villaseñor Family. At such time as production commences from the Puro Corazón concession, the Company will then pay a $US 1.50 per ton royalty on production from the concession. Silver Dragon Mining de Mexico S.A. de C.V. has the option to purchase a 100% interest in the Puro Corazón concession for $US 2,000,000 if the purchase is made within the first three years of the lease term. After the first three years of the Lease term, the Company has the option to purchase the Puro Corazón concession for $3,000,000.

The surface access to the property is controlled by the Guadalupe Victoria and Ignacio Ramirez Ejidos. Silver Dragon Mining de Mexico, S.A. de C.V. has a surface agreement to cover the common ground of the Guadalupe Victoria Ejido that lies within the Cerro Las Minitas concessions. Agreements with individual Ejido landowners are negotiated as needed to cover deeded lands. Silver Dragon Mining de Mexico, S.A. de C.V. does not yet have a surface agreement with the Ignacio Ramirez Ejido, but negotiations for those rights are expected to be concluded successfully in the near future.

In Mexico, the location of a concession is determined by the location of a single claim monument, with all corners being located based on surveyed distances and bearings from that monument. These distances and bearings must be determined and verified by a licensed surveyor. The monument may be placed outside of the concession boundaries. Although the perimeter lines may have not been partially or entirely surveyed, the method of locating the concession corners constitutes a legal survey. All of the concessions at Cerro Las Minitas have been legally surveyed.

There were substantial changes to the Mexican Mining Law in 2005. Claims filed before 2006 were classified as either "Exploration" or "Exploitation" concessions. Exploration concessions were granted with a term of six years. In special cases, the term of exploration concessions could be extended for an additional three years. After expiration of the exploration designation for a concession, it was converted to an Exploitation concession for a term of 25 years. Another 25 year extension could be applied for on each concession if warranted.

When the Mining Law was changed in 2005, the distinction between Exploration and Exploitation concessions was abandoned. Concessions are now all classified as mining concessions and each is given an initial term of 50 years. Exploration concessions granted prior to 2006 still have a term of six years. Exploitation concessions granted prior to 2006, whose terms were originally 25 years, were extended by the changes to have an additional 25 years added to their terms.

A summary of the claim tenure information and projected concession maintenance costs for 2007 are located in Table 6.2. Title to the Cerro Las Minitas claims has been reviewed and verified by the management of Silver Dragon Resources, Inc..

Prior to the commencement of ground disturbing exploration activities such as drilling or trenching a "Preventative Report" (Informe Preventivo) must be prepared and submitted to the Mexican Government Environmental Agency (SEMARNAT). The report must detail the type of work to be conducted and the amount of disturbance, the location, vegetation encountered and proposed mitigation. One such report has been submitted to SEMARNAT to cover operations to date and another is in preparation to cover planned operations.

Silver Dragon Resources, Inc and its subsidiary Silver Dragon Mining de Mexico, S.A. de C.V. have warranted that the claims:

  are in good standing
  have no outstanding work orders or legal actions pending
  are properly located and recorded
  are not subject to any litigation that the Company is aware of are free and clear of all liens and encumbrances
  have no known environmental liabilities that the Company is aware

Title to the concessions constituting the Cerro Las Minitas property has been reviewed by management of Silver Dragon Resources, Inc. who take responsibility for its accuracy.

The minimum annual work requirement for these mining concessions is approximately $US 19,500. According to the Mining Law and Ruling, there is an obligation to submit the evidence of the work expenditures to the authorities for properties larger than 1,000 hectares. It is therefore recommended that the required information for the previous reporting year be submitted annually each May. The filing for annual work requirements for 2005 was made in 2006.

The mineralized zones currently known are in the area of the Puro Corozon – Santo Nino and Mina Pina – La Bocona mining areas. The Puro Corozon – Santo Nino mining area is located in the south-central portion of the northern concessions. The Mina Pina – La Bocona area is located in the northeast portion of the northern concessions. The mineral resources discussed in this report are located in the Puro Corozon – Santo Nino mining area. The mine workings are situated within the Puro Corozon – Santo Nino and Mina Pina – La Bocona mining areas.

The are no tailings ponds and there are small waste dumps associated with the workings at the El Sol, Santo Nino, Puro Corozon, Mina Pina, and La Bocona mines. The significant natural feature is the hill called Cerro Las Minitas. Improvements consist of a network of graded dirt roads and various mine buildings in a poor state of repair located in the Puro Corozon – Santo Nino and Mina Pina – La Bocona mining areas.

ACCESSIBILITY, CLIMATE, PHYSIOGRAPHY, LOCAL INFRASTRUCTURE

The Cerro Las Minitas property is located in the Minitas Mining District, approximately seven kilometers north of the town of Guadalupe Victoria, Durango and 70 km northeast of Ciudad Durango, the capital of the state of Durango. The property can be reached from Ciudad Durango via Interstate Highway 40 (Toll Road) and Highway 40 (Free Access), the road from Francisco I. Madera to Cuencame (Figure 6.1). From Guadalupe Victoria, a graded dirt road leads north to the property. About half of the property is located north of Interstate Highway 40 (a limited access freeway) and an overpass over the highway affords access to the northern part of the property.

The Cerro Las Minitas property lies near the western edge of the Mexican Altiplano, an extensive volcanic plateau characterized by narrow, NW trending fault-controlled ranges separated by wide flat-floored basins. In the Durango area the basins have elevations of 1900m to 2100m, and the higher peaks rise to 3000m. The climate is generally dry with sporadic, occasionally violent rainstorms in the hot summer months of June - September. The average precipitation in the property area is about 600 mm mainly between May and October. The winter months are cool and dry, and snow is rare but nighttime temperatures below the freezing mark are common in December and January. Yearly average temperatures are about 25 degrees Celsius. Grasses, small trees and shrubs along with several varieties of cacti make up most of the vegetation on the steep hillsides, and larger trees are found near springs and streams.

The broad valley south of the Cerro Las Minitas property is relatively densely populated and well developed. The town of Guadalupe Victoria is a growing farm community of about 27,000 persons that offers most basic services. Both the quality of infrastructure and population density increase towards the city of Durango, 70 km to the southwest. The nearby towns of Guadalupe Victoria and Ignacio Ramirez are serviced by the commercial electrical grid and a regional transmission line of the Comisión Federal de Electricidad (CFE) follows Interstate Highway 40. A 33,000 Kva power drop has been extended from the CFE line to the Mina Piña shaft and is serviceable, but in need of minor repair.

There is no access to Interstate Highway 40 at Cerro Las Minitas, although the Highway bisects the property. A small overpass affords access between the north and southern portions of the property.

Figure 7.1 View to the Southeast from above the Puro Corazón Mine at Cerro Las Minitas with the town of Ignacio Ramirez in the distance.

Potable water is readily available in nearby towns and water for drilling and other exploration purposes can be obtained from old workings on the property. Any of the materials, supplies, and labor required to support exploration and mining activities are available in Durango City and the surrounding region. Telephone service, Internet access, and basic necessities are available in Guadalupe Victoria.

No environmental reports were provided for the property. Discussions with officials of SEMARNAT, the Mexican Environmental Agency revealed that there are no outstanding environmental restrictions associated with the property. Standard environmental reports (Informes) will be required in advance of new earth-moving activities on the property, but no unusual problems are foreseen regarding environmental permits for exploration or development. The property has ample land suitable for the construction of any proposed mine or mill structures and facilities, including tailings storage or waste disposal areas and heap leach pads. Surface rights are owned by the Ejidos of Guadalupe Victoria and Ignacio Ramirez and surface rights for all proposed exploration and mining activities including the installation of tailings storage or waste disposal areas, heap leach pads, and processing plant sites must be negotiated with the Ejidos. Silver Dragon Mining de Mexico, S.A. de C.V. has negotiated rights for use of 150 hectares of the common areas of the Guadalupe Victoria Ejido that fall within the concession boundaries. Surface rights on deeded lands within the Ejidos must be negotiated with individual property owners. Silver Dragon Mining de Mexico, S.A. de C.V. does not currently have an agreement regarding surface rights within the Ignacio Ramirez Ejido, but negotiations are in progress and no problems are anticipated.

PROPERTY HISTORY

There is little documentation regarding the history and production at Cerro Las Minitas, but local legend has it that Spaniards from the city of Victoria de Durango (now Durango City) discovered the silver mineralization at Cerro Las Minitas originally. The historical information presented herein has been gleaned from discussions with local miners and operators and the few previous evaluative reports concerning the property that do exist (Minas de Bacis, 1995; Enriquez, 2005; Proyectos Mineros y Topografia, 2001).

No reliable record of historic production have been found, but local miners and operators report that the mines have been active intermittently since the early 1960’s. The properties have passed from hand to hand with no historical documentation. However, concessions covering the properties have been maintained in good standing since the early 60’s.

The only two areas with significant exploitation in the district are the Santo Niño-Puro Corazón and La Bocona-Mina Piña areas, with a total estimated production by Enriquez (2005) of 1,200,000 metric tons with an estimated average grade of 350 g/t Ag and 1.5 g/t Au, 6.3% Pb, 5.6% Zn and about 1.0% Cu (Enriquez, 2005). Enriquez’ estimate was based on the earlier work of Minas Bacis and additional sampling done by Minera Real Victoria.

Sr. Carlos Villaseñor discovered Ag-Pb-Zn-Cu mineralization in the Santo Niño-Puro Corazón area in 1960. He explored the deposits there and did minor exploitation of them until 1971, when he built a small mill in the Velardeña district. When the mill became operational, mining was stepped up and ores were shipped to the Velardeña mill to be processed. After attention was drawn to the area by the Villaseñor operations, exploration by others discovered the deposits in the La Bocona-Mina Piña area to the east.

The majority of the mining at Cerro Las Minitas is reported to have been done during the period 1970 – 1981, but has continued intermittently until the present. The mines were idle from 1997 - 2002 due to problems with mine water and the drop in metal prices. Intermittent, small-scale exploitation of the deposits in the Puro Corazón - Santo Niño area continued until 2005 and operations in the Mina Piña – La Bocona area continued to late 2006. It has been estimated by Enriquez (2005), based on the size of mine workings and limited sampling, that of the 1.2 million metric tons have been exploited from the two areas, 0.7 million was produced from the Puro Corazón - Santo Niño area and 0.5 million from the Mina Piña – La Bocona area.

The Consejo de Recursos Minerales (CRM) has been giving support to the miners in the area since 1977. In 1979, CRM completed 834.55m of diamond drilling in seven holes on the Mina Piña area, which belonged at that time to Mr. Santiago Valdez. Mr. Valdez exploited the mine until 1997, when he suspended operations due to the drop in metal prices. CRM discovered additional mineralization in their drilling, but no further exploration or development of those discoveries has been done. CRM delivered drill and assay data to the operators in the district without interpretation. Silver Dragon’s exploration staff is in the process of compiling and analyzing that data.

In 1981, CRM continued its support of the development of the district, completing 77m of shaft and 80m of crosscut to cut the upper, oxidized portion of the La Bocona deposit. Following that work, Sr. Jaime Muguiro deepened the Mina Piña shaft another 59 meters to reach the 210 level. A 140-meter crosscut was driven, encountering a number of thin mineralized horizons and the Huisache mineralized chimney. Sr. Muguiro then suspended operations due to problems with water inflow.

In 1995, Minas de Bacis (Minas de Bacis, 1995) completed a 30-day evaluation of Cerro Las Minitas which consisted of analysis of previous data, inspection of accessible workings and analysis of surficial geology. Based on that work, Minas de Bacis reported an inferred mineral resource of 1,296,000 metric tons grading 0.12 gr/ton gold, 102 gr/ton silver, 2.86% lead, 10.36% zinc and 0.15% copper. The data upon which that estimate was based have not been found and it can only be reported as an historical estimate. Based on their analysis, Minas de Bacis began negotiations to acquire the Concessions in the district. Those negotiations were unsuccessful and Minas de Bacis withdrew. A summary report of Minas de Bacis findings has been located, but much of the data used as the basis for the conclusions in the report has not.

The authors reviewed the 1995 resource estimates of Minas de Bacis. Some of the actual data upon which the resources were calculated are not available. It is unknown what data or methods were used to make the resource estimates. The historical estimates of resources reported by Minas de Bacis (1995) are considered by the authors to be exploration targets.

From 1999 to 2000, Minerales Noranda, SA de CV (Noranda) optioned the properties and completed an exploration program including 861 soil and rock samples, an aeromagnetic survey covering the entire district, and seven widely-spaced diamond drill holes (3886 meters total) within the Cerro Las Minitas Dome. Results were encouraging but not up to Noranda’s expectations and they abandoned the property. Unfortunately, the original Noranda data has not been found and all that has been located is fragmentary data presented in a summary report by Proyectos Minerales y Topografia, S.A. de C.V. (2001). Most of the core from Noranda’s drilling has been located and a partial re-examination of that core has been made to confirm data used in estimating the inferred mineral resource reported herein. Continued reexamination of that core is ongoing, as Noranda’s drill logs have not been recovered.

Minera Real Victoria (MRV) acquired leases on concessions in the Puro Corazón - Santo Niño area in 2005 and began a program of exploration and development in the area. In May 2005, MRV began driving a 2.5m X 2.5m decline into the old Puro Corazón - Santo Niño workings to develop resources believed to be present there. MRV drove 170 meters of workings to connect with level 2 of the Puro Corazon workings and to make a preliminary exploration of the near surface portion of the La Chive mineralized zone. That work was halted in November, 2005 when MRV entered negotiations with Silver Dragon Resources, Inc to acquire the property. The sampling and resource assessment started by MRV was not completed, but fragmentary data from that work has been recovered.

Silver Dragon Mining de Mexico, S.A. de C.V. signed agreements to acquire a 100% interest in the properties that now constitute the Company’s holdings in the district in March, 2006. A combined reverse-circulation and diamond drilling program to test continuity of mineralization at depth commenced in May of 2006. Eleven holes were drilled for 2915 meters. Nine of the eleven holes have been sampled, logged and assayed. Analysis of the two remaining holes will be completed when geotechnical personnel are available.

The exploratory drill program and a concentrated program of geologic mapping and sampling of underground workings in the district is in progress, as well as the re-habilitation and de-watering required to support that work. The work is ongoing and expected to be completed in early 2007.

GEOLOGICAL SETTING

Regional Geology

Cerro Las Minitas is located within the geomorphic province of the Mesa Central (Altiplano) of Mexico, northwest of the Sierra Madre Occidental in the State of Durango. In Durango, the Mesa Central is a broad plain at about 2000 meters elevation traversed by NW trending mountain ranges separated by broad NW-trending valleys. Within this province, Cerro Las Minitas lies within a belt of prolific Au, Ag, Pb, Zn and Cu deposits that stretches from the highly productive vein deposits of Fresnillo in Zacatecas to the south, to the massive manto deposits of Santa Eulalia in Chihuahua to the north. This belt includes the productive replacement deposits of San Martin, Santa Eulalia, Santa Barbara and Naica as well as the rich vein deposits of Fresnillo, El Bote, San Jose and various others.

The basement rocks of Mexico are now known to be composed of an assemblage of tectono-stratigraphic terranes derived from the Paleozoic Appalachian orogen and the Mesozoic of the Atlantic and Gulf of Mexico combined with basement rocks of the North American Cordillera (Campa & Coney, 1983, 1987; Figure 9.1.1) The assemblage includes deformed Pre-Cambrian intrusives and sediments, deformed Lower to Middle Paleozoic sediments and Lower Mesozoic sediments which are all covered with a thick succession of Mesozoic sedimentary and volcanic strata. Those are covered by a thick succession of Tertiary sediments and volcanics and cut by numerous Tertiary intrusives.

Distribution of the tectono-stratigraphic terranes of Campa & Coney (1983, 1987)
North America
Cerro Las Minitas
N
0 km 300
Scale
Chihuahua
Caborca
Coahuila
Parral
Vizcaino
Cortez
Sierra Madre
La Paz
Guerrero
East Pacific Rise
Rivera
Mexico
Toliman
Maya
Mixteca
Zapoteca
Juarez
Xolapa
Pacific
Cocos
Caribbean
Acapulco Trench
Middle America Trench
Cananea
Caridad
Bismark
San Pedro Corralitos
Santa Eulalia
Naica
Sierra Mojada
La Encantada
Santa Barbara
San Francisco del Oro
Velardeña
Concepción del Oro
San Martin
Fresnillo
Zacatecas
Charcas
Guanajuato
Zimapan
Taxco
Tuxtla Gutierrez
Merida
base metal-silver mine/deposit

Figure 9.1.1 Tectono-stratigraphic terranes of Mexico (from Campa and Coney 1983, 1987)

Cerro Las Minitas is located within the Parral tectono-stratigraphic terrane near the regional fault that marks the contact between the Parral terrane and the Sierra Madre Occidental terrane. The Parral terrane is characterized by a thick Late Mesozoic, miogeoclinal marine sequence deposited on a basement of Lower Mesozoic, eugeosynclinal sedimentary and volcanic strata. The Parral terrane is host to some of Mexico’s larger Au, Ag, Pb, Zn and Cu replacement deposits, such as Santa Eulalia, Naica, Villardeña, San Martin and Santa Barbara.

The Cerro Las Minitas project is located within the broad Guadalupe Victoria Mining Region, which includes the districts of Avino, San Sebastian and Minitas that constitute a trend of deposits and workings along a 50 kilometer northwest trend. The Cerro Las Minitas property lies within the Minitas Mining District. The project is located in an area of intersection of three principal structural trends (Starling, 2003; Figure 9.1.2)

1.     A major N-NW fault zone marking the boundary between the Parral and Sierra Madre Occidental terranes.

2.     Major W-NW faults representing the Mojave-Sonora Megashear.

3.     Transverse faults bearing NE to E-NE that cross the district and are associated closely with known deposits and prospects.

Yerbanis
Minillas
Palotes
Pedernalillo
Cerro Las Minitas
Cerro Santiago
La Roca
Cerro Blanco
San Sebastian
Miguel Auza

Figure 9.1.2 Regional faults and photo-lineaments in the Guadalupe Victoria Mining Region showing principal mines and prospects.

The broad valley that contains the Cerro Las Minitas property trends W-NW and is covered with a thick succession of Tertiary continental deposits and soil. The valley is flanked on the north and south by Oligocene and Miocene felsic volcanic rocks and to the southwest by Miocene – Pliocene basalt flows. Except for the later basalt flows, the volcanic rocks consist principally of dacites, rhyolites and various volcanic breccias and ash flows with minor andesite units.

Figure 9.1.3. Regional Geologic Map (from Consejo de Recursos Minerales, 1993)

Within the valley, continental clastic deposits of the Upper Cretaceous Proaño Fm and marine sediments of the Upper Cretaceous Caracol and Indidura Formations crop out locally. The Caracol and Indidura Formations consist generally of calcareous siltstones and mudstones, with interstratified, minor siltstones, greywackes and rare limestone beds. The Indidura Formation lies conformably over the Upper Cretaceous Cuesta Del Cura Formation which has been structurally uplifted at Cerro Las Minitas. The uplift appears to have been caused by the injection of a composite intrusive which has lifted the Cuesta Del Cura to outcrop in an elliptical dome structure that rises about 150 meters above the surrounding plain. The intrusive consists of an unknown number of phases that range in composition from diorite to quartz-monzonite, associated with numerous dikes that range in composition from andesite to rhyolite. An aureole of contact metasomatic and replacement deposits of Au, Ag, Pb, Zn, and Cu was produced during the emplacement of the intrusives and is the subject of past mining activities and exploration currently underway at the Cerro Las Minitas Project.

District Geology

Portions of the geology of the northern portion of the Cerro Las Minitas concessions were mapped by the Consejo de Recursos Minerales (CRM) in 1988 and Noranda in 1999, and modified by Erme Enriquez in 2005 and Silver Dragon’s consultants in 2006 (Figure 9.2.1). The geological setting and stratigraphy were originally defined by the Consejo de Recursos Minerales (1993).

2,711500 N
2,711000 N
2,710500 N
587500 E
588000 E
588500 E
Alluvium
Garnet Skarn & Marble
Marble
Qtz-Monzonite Porphyry & Diorite Porphyry
Cuesta del Cura & indidura Formations (Undivided)
Tabular Mineralized Structure Showing Dip
Fault
Strike and Dip of Bed
DDH'S Noranda
DDH'S CRM
DDH'S Silver Dragon
Local Access Road
Trenches and Small Mine Workings
N
S
E
W
LA MURALLA AREA
LA MURALLA SHAFT
EL BAJO AREA
EL BAJO SHAFT
EL POLVORIN AREA
LA LUPITA
LA LUPITA AREA
GRAPHIC SCALE
METERS
Some data From Bacis (1995) and Noranda (1999)
SILVER DRAGON MINING DE MEXICO S.A. DE C.V.
CERRO LAS MINITAS
GEOLOGIC MAP

Figure 9.2.1 Geologic map of the northern portion of the Cerro Las Minitas property, Durango, Mexico.

No outcrops are known in the southern half of the property and the claims there cover fields under cultivation that are part of the Guadalupe Victoria Ejido. No geologic information has been collected from that area.

The northern portion of the property is dominated by a NW-SE elongated domical uplift of Cretaceous marine sediments cored by an intrusive porphyry complex. Contact metasomatic (skarnoid) deposits of Au, Ag, Zn, Pb, Cu and W are known to occur at various locations in the contact zone around the central intrusive complex, as well as at the margins of some dikes that emanate from the main intrusive complex. More distal from the main intrusive contact, manto-style Ag, Pb, Zn deposits have been discovered replacing recrystallized carbonate strata.

The domical uplift of Cretaceous sediments is the principal topographic feature on the property and has been the focus of all previous exploration and production there. Past production has occurred principally from contact deposits in the Puro Corazón – Santo Niño and Mina Piña – La Bocona areas. The stratigraphic units in the region of Cerro Las Minitas are described below (Figure 9.2.2)

Stratigraphy

Stratigraphy in the Cerro Las Minitas property has not been defined in detail. Detailed mapping, as well as detailed study of drill cores available, will be necessary to define the stratigraphic units and their relationships there. Inspection of underground workings indicates that there is a strong stratigraphic control of mineralization on the property, especially as regards the manto-style mineralization.

STRATIGRAPHIC COLUMN - CERRO LAS MINITAS

ERA	PERIOD	EPOC	Map Symbols	LITHO-STRATIGRAPHY	LITHOLOGY	MINERALIZATION
CENOZOIC	QUATERNARY	RECENT	Qal	Alluvial Deposits (gravel, sand, silt, clay)		Au, Sn Placers Silica Sand
		PLEISTOCENE	Qb	Olivine basalt flows. Matales Formation.		
	TERTIARY	PLIOCENE	Tsc	Unconsolidated continental clastic deposits. Santa Ines, Los Llanos and Guadiana Formations (gravel, conglomerate, sand and basalt)		
		MIOCENE OLIGOCENE	Tsv	Rhyolite tuffs, ignimbrite, flows and breccias. (Uppert Volcanic Series)		Veins of Ag, Au, Fe, Mn, Hg, Sb. Irregular Fluorite Bodies Bentonite, Kaolin and Perlite
		OLIGOCENE EOCENE	Tma	Continental clastic deposits. Ahuichila formation		
		EOCENE PALEOCENE	Tiv	Andesite , dacite, tuffs and andesite breccia (Lower Volcanic Series)		Veins and stockworks of Ag, Au, Pb, Zn, Cu
MESOZOIC	CRETACEOUS	UPPER	Ksic	Sandstone and shale with interbedded limestone and siltstone. (Caracol Formation) Thinnly bedded siltstone, limestone and shale. (Indidura Formation) typically cut by Tertiary dikes and sills.	CUERPO INTRUSIVO CERRO LAS MINITAS	Veins, Mantos, Ag, Pb, Zn Bedded Deposits of Travertine and Onyx.
		LOWER	Ksca	Medium to thickly bedded limestone with interbedded dolomite. Aurora and Cuesta del Cura Formations (Comanchean Series) typically cut by Tertiary dikes and sills.		Veins, Mantos, Chimneys, Skarn Ag, Pb, Zn, Cu. Irregular replacement bodies in Marble

Figure 9.2.2 Stratigraphy in the region of Cerro Las Minitas (After Consejo de Recursos Minerales, 1993)

Regional stratigraphy has been defined by the Consejo de Recursos Minerales and provides a starting point for definition of the stratigraphy in the Minitas District.

Cuesta del Cura and Indidura Formations (Undivided)

Strata of the Cuesta del Cura formation are the oldest rocks exposed in the district and appear to be equivalent to the Baluarte formation, 90km north of the project area. The Cuesta del Cura formation is a marine Lower Cretaceous unit and consists principally of grey to black (carbonaceous), fine grained, thin to medium bedded limestone with thin, undulatory, intercalated dark chert beds.

The typical chert-bearing strata of the Cuesta Del Cura formation on the property grade upwards into a mixed carbonate-siliclastic sequence that contains inceasing amounts of thin to medium bedded shales and sandstones upwards. Those strata are equivalent, but not typical, of the lower part of the Indidura Formation in the region. The stratigraphic sequence on the property is too poorly defined to allow separation of these units and they have been mapped as Cuesta Del Cura and Indidura formations undivided.

Where affected by contact metamorphism, the limestone beds are typically recrystallized and bleached and are the preferred hosts for both contact metasomatic and manto-style mineralization. Closest to the intrusive contact, the chert beds are converted to a quartz-scapolite-albite assemblage and limestones are typically marbleized. Some of the more siliceous units are hornfelsed and their mineralogic compositions are as yet undetermined. Higher in the section, limestones containing a quartz sand component have been metamorphosed to garnet (predominantly grossularite) – wollastonite - epidote aggregates. Some of the more siliceous units are hornfelsed and their mineralogic composition is yet to be determined. At the intrusive contact, small amounts of hedenbergite and diopside have been identified, but only rarely. Metamorphism of the calcareous sediments typically only reaches the grade properly described as skarnoid, which is typical of zinc skarns.

Intrusive Rocks

The intrusive rocks at Cerro Las Minitas have not been studied or mapped in detail, but it is known that the central intrusive complex is composed of at least two principal phases. Both hornblende diorite porphyry and quartz monzonite porphyry phases are seen as major components of the intrusive complex. Xenoliths of diorite are present in the quartz-monzonite intrusive. The quartz monzonite is tan to light grey in color, medium to coarse grained, with a porphyritic texture containing phenocrysts of feldspars, quartz, amphiboles, and biotite. The diorite porphyry is similar in gross aspect, but contains very little K-feldspar, no quartz and little biotite.

Peripheral to the central intrusive complex, numerous dikes transect the folded and metamorphosed sediments of the Cerro Las Minitas Dome. Mapping has not been in enough detail to identify or define the dikes in outcrop, but many have been seen in drill core from the property. Dikes that have been seen vary in composition from andesite to rhyolite, although most are quartz monzonite porphyry and diorite porphyry.

Rhyolite (Upper Volcanic Group)

Unconformably overlying the Cuesta del Cura and Indidura formations and intrusives of Cerro Las Minitas are an undetermined thickness of rhyolites of the Upper Volcanic Group of the Sierra Madre Occidental. The unit outcrops in the north and northwest part of the property and consists predominantly of porphyritic crystal-lithic-vitric rhyolite flows. The presence of jasperoids has been reported in the La Papa area, just NW of Cerro Las Minitas and have been interpreted as evidence of high-level hydrothermal alteration on that area.

Occasionally, thin deposits of continental clastic sediments are seen at the base of the rhyolitic volcanics. Mapping has not been completed in sufficient detail to differentiate these and they are presently grouped with the rhyolites of the Upper Volcanic Group on the property.

Alluvium

The alluvium is composed principally of red soil overlying caliche deposits that conceal underlying rocks in the areas of lower relief on the property. The alluvium contains gravel to boulder sized clasts of weathered rock. In some areas the clasts seem to be derived from underlying rocks and in other areas they appear to be alluvium derived from upslope. Mapping on the property is of insufficient detail to distinguish those areas.

Structure

Detailed mapping of the Cerro Las Minitas property has not been done. Existing mapping was done by CRM in 1980 and modified by Noranda geologists in 1999 and consultants to Silver Dragon Mining de Mexico, S.A. de C.V. in 2006. However, the current detail of mapping is insufficient to define structural relationships or other possible ore controls on the property. Detailed mapping of the Cerro Las Minitas dome will be necessary for effective exploration of the property.

Accordingly to CRM (1993), the Minitas district, like the neighboring districts Avino, La Preciosa and San Sebastian, lie in a graben formed by the NW-trending Rodeo fault to the west and the NW-trending San Lorenzo fault to the east. Faults were formed by post-Laramide extensional stress that affected the western margin, and in some cases, the central part of Mexico.

Locally, Upper Cretaceous strata of the Cuesta del Cura, Indidura and Caracol Formations were folded about northwest trending axes when they were emplaced as a regional allocthon during Laramide compression. Injection of the Tertiary(?) intrusive complex that forms the core of Cerro Las Minitas further deformed the rocks locally into an elliptical, NW-SE trending dome. As the invading intrusives shouldered aside the sediments, substantial radial and low-angle faulting as well as intense folding of the sediments occurred. Map data from underground workings shows that the faulting at Cerro Las Minitas occurred before, during and after the mineralizing events. Although faults of almost every orientation occur on the property, the dominant trends are northwest and northeast, reflecting the prominent regional structures. The northeast trending faults appear to be most closely associated with mineralization.

Alteration

Three distinct alteration assemblages have been recognized at Cerro Las Minitas.

1.     Skarnoid. The skarnoid alteration assemblage is a contact metasomatic phenomenon that is of lower metamorphic grade than is seen in true skarn development. At Cerro Las Minitas, high-grade skarn minerals are very rarely seen and then in only very small quantities. The most prominent assemblage seen in field and underground exposures is a conversion of carbonate rocks to a garnet-wollastonite-epidote assemblage, with minor accessory minerals. In many places it is evident that the garnetized rocks contained a primary quartz-sand component, but in others it appears that silica was introduced during metasomatism. Accompanying the garnetization of the rocks is a widespread recrystallization of carbonaceous carbonate rocks (marmorization), generally accompanied by moderate to intense bleaching. In many drill intersections, the original carbon content of the rocks is seen to have migrated, at least in part, into abundant stylolites. The intensity of garnetization and marmorization of the carbonate rocks decreases with distance from the contact with the central intrusive complex as well as away from the contacts of some larger dikes. Although the first phase of skarnoid mineralization was Fe-rich, the garnet exposed at Cerro Las Minitas is almost entirely grossularite, suggesting that the main phase of garnetization preceded the mineralizing events, before abundant Fe became available for metasomatic reactions. Mineralization within the skarnoid zone is predominantly replacement of calcite that survived the garnetization event or open space filling and calcite replacement in pipe-like breccia bodies.

2.    Marmorization. It is clear that much recrystallization of carbonate rocks occurred during the intrusion of the central intrusive complex at Cerro Las Minitas. However, there are numerous field exposures of recrystallized carbonate rocks at considerable distance from intrusive contacts and it is not clear that the recrystallization seen there is associated with the primary metasomatic event. Marmorization has therefore been recognized as a distinct form of alteration at Cerro Las Minitas. Two types of marmorization have been recognized.

a.     Non-selective marmorization. This is seen as a widespread recrystallization of carbonate rocks which shows little or no preference for individual strata. It is a bulk recrystallization most closely associated with the primary metasomatic event.

b.     Selective marmorization. This is a visually distinct form of marmorization that is commonly seen to be very bed-selective. Even though it may be confined to thin beds within carbonate rocks that have been only very weakly recrystallized, it is a very strong form of recrystallization that may produce very large grain sizes. When this form of marmorization is well-advanced, a central core of dark brown recrystallized calcite is often seen in the middle of the affected bed. This form of marmorization has now been recognized to be present lateral to Ag-Pb-Zn manto mineralization discovered on the property. The photo below shows an example of selective marmorization.

Marmorization is an important exploration guide at Cerro Las Minitas as the preponderance of mineralization that has been seen there is a replacement of recrystallized carbonate rocks.

3.     Late Stage Alteration. This is a form of alteration that is as yet poorly defined at Cerro Las Minitas. It has been seen only in few drill intersections and in poor field exposures. It has been distinguished from other forms of alteration there because it features strong silicification, sericitization of feldspars and pyritization. Little study of late-stage alteration has been made yet, but it appears to represent a later stage of alteration that occurred in a very near-surface environment. It is currently unknown if this form of alteration is associated with mineralization of interest.

Geologic Summary

The contact metasomatic and massive sulfide chimney Ag, Zn, Pb, Cu deposits of Cerro Las Minitas occur in garnetized calcareous sediments surrounding the central intrusive complex of the Cerro Las Minitas dome. There has been insufficient exploration on the property to determine the distribution of these deposits, but two small areas of such deposits mined to date are estimated (Enriquez, 2005) to have produced about 1.2 million metric tons of Ag, Zn, Pb, Cu ores. Geologic observations within the Dome suggest that additional skarnoid and chimney deposits remain to be discovered in the skarnoid zone at Cerro Las Minitas.

Ag-rich, Pb-Zn manto mineralization was discovered at Cerro Las Minitas by drilling in 2006. This style of mineralization was previously unrecognized at Cerro Las Minitas. It was found to lie in areas distal to the central intrusive contact with essentially no previous exploration. That discovery reveals a new potential at Cerro Las Minitas and the prospect for discovery of additional tonnages of Ag-rich, Pb-Zn mantos there.

Exploration of the Cerro Las Minitas dome is in its early stages. Little exploration systematic has been done previously and past activities in the district have been largely restricted to artisanal mining of outcropping deposits. Continued exploration can be expected to reveal new deposits.

DEPOSIT TYPES

Mineralization seen at Cerro Las Minitas to date has been classified into four types based on surface and underground field observations and examination of drill core. Although production records from the area are very fragmentary, enough sampling of dumps, underground exposures and drill core has been completed to estimate typical grades in each of the four deposit types.

1.     Skarnoid. Contact metasomatic Au, Ag, Zn, Pb, Cu mineralization formed at the contact of the sediments with the central intrusive complex or larger dikes. These deposits are characterized by substantial pyrite content, higher copper content, Zn > Pb, and sphalerite with a high Fe content. The deposits have been exploited principally for Ag, Zn, Pb and Cu by artisanal miners at Cerro Las Minitas, especially in the Santo Niño-Puro Corazón area. The deposits occur as massive replacements of remnant carbonate bodies and disseminated calcite present in the garnet-wollastonite-epidote skarnoid assemblage. The bodies mined were very erratic in form and distribution. Typical grades in the skarnoid mineralization were 80 – 300 g/ton Ag, 2 – 8% Zn, 2 – 4% Pb and 0.5 – 2% Cu. Characteristics of this style of mineralization suggest that it is properly classified as zinc skarn (Megaw, 1998)

2.     Chimney. Pipe-like bodies of massive to semi-massive Zn, Cu and Pb sulfides, often with high Ag values, that have been found in and near faults that cross-cut the skarnoid zone. These produced the richer ores in the Santo Niño-Puro Corazón area. Mineralogically, these deposits show characteristics of both the skarnoid and manto styles of mineralization and are believed to have been formed by multiple mineralizing events. The ores consisted principally of massive to semi-massive aggregates of pyrite, sphalerite, galena, chalcopyrite and bornite replacing recrystallized calcite or filling open spaces. Typical grades in the chimneys were 200 – 400g/ton Ag, 2-10% Zn, 2-6% Pb and 0.5 – 1.5% Cu.

3.     Manto. Manto-style Ag, Pb, Zn, (Cu) deposits as replacements of carbonate strata peripheral to or outside the skarnoid aureole. The deposits are typically restricted to selected carbonate strata ("favorable beds") that have been replaced by massive to semi-massive Pb and Zn sulfides with accessory pyrite, + minor copper sulfides. Recent de-watering and inspection of underground workings has shown that the La Bocona deposit is a manto deposit. Peripheral Ag-Pb-Zn mantos are commonly associated with zinc skarns. Typical grades in the mantos have yet to be determined, but recent drill intersections suggest that they may be in the range of 300 – 800 g/ton Ag, 4 – 12% Zn, 4 – 15% Pb with negligible Cu.

4.      Dike Margin. Replacement mineralization alongside dikes of various compositions outside the skarnoid aureole of the central intrusive complex. Massive to disseminated sulphides of Pb, Zn and Cu are seen replacing carbonate and carbonate bearing rocks, with or without associated skarnoid alteration. This type of deposit is only known from drilling in the district and has yet to be defined in detail. There is insufficient data available to project grades for the dike margin mineralization, but generally it appears to be similar to that of the skarnoid zone.

Of these four deposit types, the skarnoid and chimney deposits have been reported to have produced the bulk of ore exploited in the district. Recent underground exploration has shown that the La Bocona deposit, which produced the bulk of the ore produced in the Mina Piña – La Bocona area, is a manto deposit.

Exploration during 2006 revealed that Ag-Pb-Zn manto deposits may be a major resource in the Minitas District, although they were not previously recognized. The very small amount of exploration that has been done in the district, and the results of drilling done in 2006, suggest that further exploration for deposits of all four types is definitely warranted at Cerro Las Minitas.

MINERALIZATION

Data collected to date reveal that the mineral system at Cerro Las Minitas is properly classified as a zinc skarn (Meinert, 1992, 1997; Megaw, 1998; Megaw et al., 1998). In some references, these deposits are known as Pb-Zn skarns (Ray, 1995). Zinc skarns are well known and mineral deposit models are well developed for them. Recognition of the Cerro Las Minitas system as a zinc skarn by Silver Dragon geologists in 2006 led to a search for evidence of distal Ag-Pb-Zn mantos there. Although Ag-Pb-Zn mantos had not been previously recognized in the district, several have now been found there using the zinc skarn model as a guide to exploration. The deposit model suggests that there are more to be found. As predicted by the zinc skarn model, high-Fe skarn deposits with Zn > Pb > Cu are found in the skarnoid (contact) zone at Cerro Las Minitas. The model also predicts that zinc deposits with a decreasing skarn-mineral, Fe and Cu components should be found at increasing distance from the intrusive contact. These have now also been found and it has been further discovered that these generally have higher silver contents than the deposits in the contact zone. These more distal zones have had very little previous exploration attention. The potential to discover additional Ag-Pb-Zn deposits there is high.

Farther out from the intrusive contact, the model predicts that Ag-Pb-Zn mantos should occur. Directed exploration has now confirmed that these deposits also occur at Cerro Las Minitas. The La Bocona deposit, now identified as a Ag-Pb-Zn manto by underground exploration and sampling, was the single largest deposit that has yet been mined at Cerro Las Minitas and is estimated to have produced as much as 400,000 metric tons of ore. Drilling west of the Puro Corazón mine in 2006 revealed that a number of Ag-Pb-Zn mantos occur in that previously unexplored area.

Of great interest, the newly discovered manto deposits appear to have the highest Ag contents, with a number of drill intercepts returning assays in excess of 1 kg/ton Ag. Areas distal to the intrusive contact, where the mantos are found to occur, have had no exploration previous to 2006. The fact that evidence of manto mineralization was cut in five of seven holes drilled west of the Puro Corazón mine suggests that the potential for discovery of significant tonnages of high Ag manto mineralization there is very high. Based on past experience in Mexican Ag-Pb-Zn camps, the manto deposits can be expected to be the largest and most continuous deposits to be discovered at Cerro Las Minitas.

Among the distinctive characteristics of zinc skarns is their generally high Mn content (Meinert, 1992). Samples of ore minerals from underground and from drill intercepts confirm that this is the case at Cerro Las Minitas. The oxidized surface expressions of known deposits typically feature prominent Mn staining. Reconnaissance exploration has revealed that areas of prominent Mn staining in outcrop are widespread within the Cerro Las Minitas dome. Furthermore, it has been observed that there are some areas of strikingly Mn-enriched soils in some of the covered areas peripheral to the outcropping portions of the dome.

Historic operations at Cerro Las Minitas were hampered by water problems. The inability of artisanal miners to deal with water inflow problems is believed to be the reason that mineralization was not pursued down-dip, rather then the absence of mineable mineralization. Intercepts of down-dip extensions of mineralization at the Puro Corazón mine during 2006 lend credence to that argument.

Artisanal miners in the Minitas district appear to have avoided exploitation of the near surface oxide ores in favor of the deeper sulfide ores. A number of near-surface, oxide deposits are now known in the district, but require drilling to define. Drilling and underground sampling shows that the oxidized deposits have been enriched by supergene processes and that Ag grades within them are considerably elevated above that found in proto-ores below. If metallurgical testing shows that metals may be extracted profitably from these deposits, they offer the opportunity for rapid development and exploitation as several are already accessed by, or are very near, existing underground access. The potential for discovery of additional unexploited, near-surface oxide deposits appears high.

Individual Ag-Pb-Zn manto deposits in the one million ton range are not uncommon in other Ag-Pb-Zn replacement districts in the Parral terrane in north-central Mexico. In light of data collected from the property to date, it is not unreasonable to anticipate that the potential for such discoveries exists at Cerro Las Minitas as well. Drilling by Silver Dragon in 2006 cut a number of previously unknown manto deposits in the district and further exploration is planned to evaluate the significance of those discoveries. Discovery and exploitation of only one large manto deposit can significantly enhance overall project potential.

EXPLORATION

Little systematic exploration has been done in the development of the Minitas District and the principal activities there were artisanal mining of deposits that were discovered in outcrop. Additional deposits were discovered below in short exploratory drifts driven by the miners, but relatively little underground exploration was done. Some mine maps and assay results from that work have been recovered, but were only a fragmentary record of what was done. Silver Dragon has begun a program of de-watering, rehabilitation, mapping and sampling of those workings and has found them to be more extensive than records indicated. That work is still in progress.

In 1981, CRM continued its support of the development of the district, completing 77m of shaft and 80m of crosscut to cut the upper, oxidized portion of the La Bocona deposit. Following that work, Sr. Jaime Muguiro deepened the Mina Piña shaft another 59 meters to reach the 210 level. A 140 meter crosscut was driven, encountering a number of thin mineralized horizons and the Huisache mineralized chimney. Sr. Muguiro then suspended operations due to water problems. Only fragmentary records of that work remain and Silver Dragon geologists are mapping and sampling underground workings in the Mina Piña - La Bocona area to determine if resources remain in the area accessed by the workings and what potential may exist nearby. The Huisache chimney, discovered by the work of Sr. Maguiro, appears to have had little development and it appears that oxide resources remain there.

In 1995, Minas de Bacis completed a 30-day evaluation of Cerro Las Minitas which consisted of analysis of previous data, inspection of accessible workings and analysis of surface geology. Based on that work, Minas de Bacis recognized an inferred resource of 1,296,000 metric tons grading 0.12 gr/ton gold, 102 gr/ton silver, 2.86% lead, 10.36% zinc and 0.15% copper (Table 13.2). The data upon which that estimate was based have not been found and it can only be reported as an historical estimate. Based on their analysis, Minas de Bacis began negotiations to acquire the concessions in the district. Those negotiations were unsuccessful and Minas de Bacis withdrew. A summary report of Minas de Bacis findings has been located, but much of the data used as the basis for the conclusions in the report has not.

From 1999 to 2000, Minerales Noranda, SA de CV (Noranda) optioned the properties and completed an exploration program including 861 soil and rock samples, an aeromagnetic survey covering the entire district, and seven diamond drill holes, for 3,886 meters, within the Cerro Las Minitas Dome. Results were encouraging but not up to Noranda’s expectations and they abandoned the property. Unfortunately, the original Noranda data has not been found and all that has been located is summary data presented in a report by Proyectos Minerales y Topografia, S.A. de C.V. (2001).

Minera Real Victoria (MRV) acquired leases on concessions in the Puro Corazón - Santo Niño area in 2005 and began a program of exploration and development in the area. In May 2005, MRV began driving a 2.5m X 2.5m decline into the Puro Corazón - Santo Niño workings to develop resources believed to be present there. MRV drove 170 meters of workings to connect with level 2 of the Puro Corazon workings and to make a preliminary exploration of the near surface portion of the La Chiva mineralized zone. That work was halted in November, 2005 when MRV entered negotiations with Silver Dragon Resources, Inc to acquire the property. The sampling and resource assessment started by MRV was not completed, but some underground geologic maps and sample data from that work have been recovered.

DRILLING

The Consejo de Recursos Minerales (CRM) has offered some support to district miners since 1977. In 1979 and 1980, the CRM drilled seven diamond drill holes for 834.5 meters in the Mina Piña - La Bocona area, which was then controlled by Sr. Santiago Valdez. Drill logs and assay data, as well as some geologic sketch maps, were presented to Sr. Valdez without interpretation. No records of interpretation or follow up of the intercepts of mineralization made in that drilling have been found to date. Silver Dragon geologists are currently compiling and analyzing that data.

A summary of the results of the CRM drilling is presented in Table 13.1 and the locations of the drill holes are shown in Figure 13.1. The results of CRM drilling have not been verified because the original drilling samples are not available, and thus the samples cannot be retested for verification. The length of drill hole intercepts is reported as down-hole length only. True thicknesses of intercepts have not been calculated. True thicknesses of intercepts have not been calculated because the original drill logs are not available for analysis.

CLASS*	TYPE OF ORE	MINE	TONNES	GRADES Au (g/t)	Ag (g/t)	Pb (%)	Zn (%)	Cu (%)
Inferred	Oxide	La Bocona	612,000	0.12	22	1.21	16.4	0.11
Inferred	Oxide	Puro Corazón	420,000	0.14	152	3.7	5.4	0.21
		Subtotal	**1,032,000**	**0.13**	**75**	**2.22**	**3.17**	**0.15**
Inferred	Sulfides	La Bocona	144,000	0.04	260	5.63	4.81	0.15
Inferred	Sulfides	Puro Corazón	120,000	0.16	144	4.99	3.55	0.14
		Subtotal	**264,000**	**0.07**	**207**	**5.34**	**4.23**	**0.14**
		Grand Total	**1,296,000**	**0.12**	**102**	**2.86**	**10.36**	**0.15**
	Total La Bocona		**756,000**	**0.10**	**67**	**2.05**	**14.19**	**0.12**
	Total Puro Corazón		**540,000**	**0.14**	**150**	**3.99**	**4.99**	**0.19**

Table 13.2. Minas de Bacis Historic Resources Estimates* for the Puro Corazón-Santo Niño and La Bocona-Mina Piña mines.

*Bacis did the estimation of resources based on the CRM's drill holes in 1979 and underground data from the Puro Corazón-Santo Niño and La Bocona-Mina Piña mines. They reported thier estimate as inferred resources, but the much of the data they based the estimate on has not been found. That estimate is not current, has not been validated by the writer or any other company, and should not be relied upon.

588000 E
588500 E
2,711500 N
2,711000 N
CRM
Drill Holes
N
S
E
W
DDH GV-79-7
DDH GV-79-1
DDH GV-79-6
DDH GV-79-3
DDH GV-79-4
DDH GV-79-2
DDH GV-79-5
EL HUIZACHE
MINA PIÑA SHAFT
LA BOCONA ADIT
TRES ESTRELLAS SHAFT
LA MURALLA AREA
LA MURALLA SHAFT
2200
2175
2150
2125
Alluvium
Garnet Skarn & Marble
Marble
Qtz-Monzonite Porphyry & Diorite Porphyry
Cuesta del Cura & Indidura Formations (Undivided)
Tabular Mineralized Structure Showing Dip
Fault
Strike and Dip of Bed
DDH'S CRM
Local Access Road
Trenches and Small Mine Workings
GRAPHIC SCALE
0 25 75 125 250
METERS
SILVER DRAGON MINING DE MEXICO S.A DE C.V.
GUADALUPE VICTORIA, DURANGO, MEXICO
CERRO LAS MINITAS
Location Map
CRM Drill Holes

Figure 13.1 Location Map – CRM Drill Holes

From 1999 to 2000, Minerales Noranda, SA de CV (Noranda) optioned the properties and completed a drilling program consisting of seven widely-spaced diamond drill holes, for 3,886 meters, within the Cerro Las Minitas Dome. Results were encouraging but not up to Noranda’s expectations and they abandoned the property. Unfortunately, the original Noranda data has not been found and all that has been located is summary data presented in a report by Proyectos Minerales y Topografia, S.A. de C.V. (2001). Most of the core from Noranda’s drilling has been located and a partial re-examination of that core has been made to confirm data used in estimating the inferred mineral resource reported herein. Continued re-examination of that core is ongoing, as Noranda’s drill logs have not been recovered.

A summary of the results of Noranda’s drilling are presented in Table 13.3 and the location of Noranda’s drill holes is shown in Figure 13.2. The results of Minerales Noranda drilling have not been verified because the original drilling samples are not available, and thus the samples cannot be retested for verification. The length of drill hole intercepts is reported as down-hole length only. True thicknesses of intercepts have not been calculated because the original drill logs are not available for analysis.

Silver Dragon Mining de Mexico, S.A. de C.V. began an exploratory drilling program at Cerro Las Minitas in May 2006, shortly after acquiring rights to the property. Concurrently, geologists began compiling and analyzing existing data for the property. Examination of that data showed that it was inadequate to guide further exploration operations and a program of rehabilitation, mapping and sampling existing workings on the property began. That program is still in progress, but much of the work in the Puro Corazón - Santo Niño workings is near completion.

A summary of Silver Dragon’s drill results is presented in Table 13.4 and the location of those drill holes is shown in Figure 13.2. The results of selected portions of Silver Dragon’s drilling has been verified, and is discussed in Item16 Data Verification. The length of drill hole intercepts is reported as down-hole length only. True thicknesses of intercepts have not been calculated. Nine of the eleven holes drilled have been logged, sampled and assayed. Analysis of the two remaining holes is pending availability of qualified geotechnical personnel. On the basis of interpretation of data in hand, the Company has planned an aggressive exploration and development program for 2007.

CERRO LAS MINITAS, Durango , Mexico
SILVER DRAGON MINING de MEXICO DRILL HOLE SUMMARY

UTM Coordinates NAD27 (Mexico) Zone 13											Average Grade			
DDH-ID	UTM COORDINATES		ELEV.	AZIMUTH	INCL	TOTAL	INTERCEPT (m)			True Thickness	Ag	Pb	Zn	Cu
	E	N	(m)	(°)	(°)	DEPTH (m)	FROM	TO	LENGTH		g/t	%	%	%
SDLM-01	*587384*	*2710734*	*2125*	*90*	*-65°*	*405.40*	261.2	264	2.80	Undetermined	*185*	*6.58*	*8.21*	*1.23*
						Mineralized Interval 2	290.55	291	0.45	Undetermined	*275*	*11.20*	*9.60*	*2.23*
						Mineralized Interval 3	308	308.55	0.55	Undetermined	*147*	*3.91*	*5.30*	*0.18*
						Mineralized Interval 4	311.1	313.7	2.60	Undetermined	*133*	*5.48*	*13.54*	*0.06*
						Mineralized Interval 5	327.6	329.45	1.85	Undetermined	*121*	*3.54*	*3.62*	*0.04*
						Mineralized Interval 6	361.1	364.8	3.70	Undetermined	*179*	*3.48*	*12.28*	*2.35*
						Mineralized Interval 7	366.5	368.8	2.30	Undetermined	*117*	*0.04*	*4.65*	*0.07*
SDLM-02	*587384*	*2710754*	*2127*	*90*	*-63°*	*421.40*	158.8	162.35	3.55	Undetermined	*271*	*9.15*	*8.00*	*0.59*
						Mineralized Interval 2	168.90	170.05	1.15	Undetermined	*224*	*7.83*	*6.01*	*0.83*
						Mineralized Interval 3	274.00	275.90	1.89	Undetermined	*408*	*12.40*	*9.83*	*0.10*
						Mineralized Interval 4	333.25	334.70	1.45	Undetermined	*617*	*17.50*	*16.07*	*0.57*
						Mineralized Interval 5	338.50	339.80	1.30	Undetermined	*442*	*12.01*	*9.63*	*0.11*
SDLM-03	*587433*	*2710714*	*2129*	*90*	*-70°*	*396.60*	238.75	239.90	1.15	Undetermined	*862*	*17.07*	*18.97*	*0.10*
						Mineralized Interval 2	298.15	299.65	1.50	Undetermined	*1318*	*25.11*	*17.27*	*0.30*
						Mineralized Interval 3	350.35	350.8	0.45	Undetermined	*212*	*0.43*	*8.06*	*0.82*
						Mineralized Interval 4	368.2	368.75	0.55	Undetermined	*123*	*0.05*	*11.95*	*0.41*
						Mineralized Interval 5	370.9	371.45	0.55	Undetermined	*330*	*0.63*	*0.58*	*0.78*
						Mineralized Interval 6	390.1	391	0.90	Undetermined	*333*	*0.71*	*3.60*	*0.01*
SDLM-04	*587445*	*2710774*	*2131*	*90*	*-68°*	*571.00*	378	378.9	0.90	Undetermined	*1220*	*5.84*	*0.27*	*0.06*
						Mineralized Interval 2	378.9	379.9	1.00	Undetermined	*297*	*1.17*	*0.18*	*0.02*
SDLM-05	*587689*	*2710563*	*2146*	*28*	*-55°*	*128.25*	72.35	73.40	1.05	Undetermined	*128*	*0.93*	*0.8*	*0.21*
						Mineralized Interval 2	77.15	79.45	2.30	Undetermined	*569*	*4.53*	*0.62*	*0.89*
						Mineralized Interval 3	99.15	100.4	1.25	Undetermined	*110*	*2.01*	*0.19*	*0.09*
SDLM-06	*587689*	*2710563*	*2146*	*28*	*-75°*	*151.50*	2.00	4.90	2.90	Undetermined	*2896*	*0.04*	*0.12*	*0.38*
						Mineralized Interval 2	102.85	105.10	2.25	Undetermined	*378*	*7.75*	*6.57*	*0.26*
SDLM-07	*587645*	*2710615*	*2147*	*60*	*-50°*	*113.10*	14.30	15.60	1.30	Undetermined	*91*	*0.36*	*0.46*	*0.08*
						Mineralized Interval 2	63.55	64.30	0.75	Undetermined	*218*	*1.50*	*0.23*	*0.02*
						Mineralized Interval 3	74.55	78.50	3.95	Undetermined	*157*	*1.27*	*0.19*	*0.15*
						Mineralized Interval 4	87.35	90.55	3.20	Undetermined	*169*	*1.66*	*0.28*	*0.36*
SDLM-08	*588519*	*2710706*	*2084*	*270*	*-60°*	*169.25*	57.50	58.40	0.90	Undetermined	*78*	*2.96*	*1.35*	*0.72*
SDLM-09	*588560*	*2710628*	*2095*	*270*	*-60°*	*210.15*	107.60	108.55	0.95	Undetermined	*113*	*1.49*	*1.44*	*0.03*
						Mineralized Interval 2	111.90	112.65	0.75	Undetermined	*97*	*1.29*	*2.28*	*0.01*
						Mineralized Interval 3	112.65	113.35	1.90	Undetermined	*223*	*0.59*	*1.10*	*0.01*
						Mineralized Interval 4	113.35	113.85	0.50	Undetermined	*82*	*0.72*	*1.11*	*0.01*
SDLM-10	*588500*	*2710845*	*2108*	*270*	*-60°*	*198.55*	No Data Available							
SDLM-11	*588490*	*2710987*	*2114*	*245*	*-70°*	*150.00*	No Data Available							
					TOTAL	*834.55*								

Table 13.4 Summary of Assay Results from Silver Dragon Mining de Mexico diamond drill holes drilled at Cerro Las Minitas, Durango, Mexico

SAMPLING METHOD AND APPROACH

Sampling Overview: All surface sampling, underground sampling, and drill hole sampling is presumed to have been conducted by previous workers in conformance with the professional standards of the mining industry. No data are available that describe sampling methods and approach. Verification sampling has been conducted by Vector for the purpose of this report and is described in Item 16. Vector collected 10 representative mineralized rock samples from various locations on the Cerro Las Minitas property as indicated below:

  Pura Corazon                  2 samples
  Guadalupe Ramp            2 samples
  La Pina Ore                     4 samples
  Bocona                            2 samples

Random hand samples were collected from the specific areas and placed in standard tight-woven cloth sample bags, sealed, and marked with an identification number.

SAMPLE PREPARATION, ANALYSES AND SECURITY

Past Sampling and Drilling Programs: No description is available for past sample preparation, analyses and security.

Verification Samples

Lab Accreditation: Vector’s 10 verification samples were delivered to ALS Chemex Laboratories in Vancouver, B.C., Canada which is ISO 9002 and ISO 9001:2000 certified. The coarse rejects from Chemex Vancouver were submitted to American Assay Laboratories in Reno, Nevada which is under the direction of a Certified Arizona Assayer. A set of 13 pulps from previous drill sample analysis was delivered to Vector and submitted to Florin Analytical Services in Reno, Nevada, which is a Nevada accredited laboratory.

Sample Preparation: Initial sample preparation was conducted by ALS Chemex Laboratories. Chemex returned the coarse rejects to Vector, which were then submitted to American Assay Laboratories in Sparks, Nevada for verification testing. No aspect of sample preparation was conducted by an employee, officer, director or associate of Silver Dragon. Samples were logged in by the lab, assigned a bar code for tracking, dried, crushed, and pulverized for analysis. Samples were crushed using a jaw and/or roll crusher and then split with a riffle splitter to provide a homogeneous sub-sample, fully representative of the original field sample. The split was then pulverized to -200 mesh.

Multi-Element Analyses: ALS Chemex conducted 34-element analysis (Lab code ME-ICP41) on the 10 Vector samples by aqua-regia acid digestion and ICP-AES analysis (plasma mass spectrometry). Silver, lead, and zinc analysis was conducted on all samples by atomic absorption using Lab code AA46. American Assay conducted 69-element analysis (Lab code ICP-2A) on the ALS Chemex coarse rejects from the 10 Vector samples by aqua-regia acid digestion and ICP analysis. Results for selected elements are presented in this report.

Quality Control: Barren wash material is used to ensure that no contaminants are present between sample preparation batches. All batches routinely contain reference material (standards), duplicate samples, and blanks for analysis. Subsequent analytical data are monitored and audited by the laboratory for internal control and to ensure precision and accuracy. No independent standards or blanks were submitted by Vector.

Security: All 10 verification samples were collected by Vector and assigned an individual sample number (1001 through 1010), and the individual sample bags were tied secure. The samples were then transported by vehicle in Vector’s presence to Guadalupe Victoria, where they were shipped directly to ALS Chemex in Guadalajara and then to ALS Chemex in Vancouver, B.C., Canada. No security seals were compromised in the presence of Vector.

Statement of Adequacy: It is Vector’s opinion that the sampling, sample preparation, analytical procedures, and security of the 10 samples collected by Craig L. Parkinson, P.Geo are acceptable and of professional quality.

DATA VERIFICATION

Conditions & Limitations: Vector spent two days inspecting relevant data in the office of Silver Dragon in Guadalupe Victoria and conducting a site inspection of the Cerro Las Minitas property. Geologic maps, land maps, and sampling data were provided to Vector by Douglas R. Wood, P.Geo and Silver Dragon personnel. Vector spent two days inspecting and sampling the property, and access to all mineralized areas was by foot and vehicle. No underground sampling was conducted owing to safety considerations.

Verification Summary:

  Literature review

  Inspection and discussion of data with Silver Dragon representatives (2 days)

  Site Visit (2 days)

  Sampling of Pura Corazon

  Sampling of Guadalupe Ramp

  Sampling of La Pina Ore

  Sampling of Bocona

  Discussions with Mexican geologists on site and in the office

  Analysis of samples by ALS Chemex in Vancouver, Canada

  Analysis of samples by American Assay in Sparks, Nevada

  Analysis of drill pulps by Florin Analytical Services in Reno Nevada

  Compilation of assay data

  Review of all data

Verification Sampling: Craig L. Parkinson, P.Geo personally collected all verification rock grab samples during the site visits on September 26 and 27, 2006. Sampling focused on mineralized exposures at Pura Corazon, Guadalupe Ramp, La Pina, and Bocona. Mr. Parkinson was accompanied by Mr. Wood, who provided geologic input on the location of existing anomalous mineralization. The grab samples were collected by picking up various-sized rock by hand and placing them in a clean new cloth sample bag. Sample security, analytical quality control and assurance are presented in Item 15. In addition to the 10 rock samples collected by Vector, the authors selected 13 sample pulps from previous drilling and sample analysis. Mineralized pulp samples were selected from drill hole numbers LM-01, LM-02, and LM-03, and the pulps were delivered to Vector and subsequently submitted for verification analysis.

Verification Sample Results: Tables 16.1 and 16.2 summarize the sample results. All areas reported as containing significant silver, lead, zinc, and copper mineralization were verified by Vector. Select sample results are summarized below.

Sample Numbers	Location

Samples 1001 and 1002	Pura Corazon
Samples 1003 and 1004	Guadalupe Ramp
Samples 1005 thru 1008	La Pina Ore
Samples 1009 and 1010	Bocona

	ALS Chemex				American Assay
Sample	Ag	Pb	Zn	Cu	Ag	Pb	Zn	Cu
Number	ppm	%	%	ppm	ppm	ppm	ppm	ppm

1001	145	4.4	9.91	2250	133	19900	94700	1620
1002	205	7.2	5.85	4910	228	18100	69200	5040
1003	238	4.1	19.65	6970	248	17100	166000	5760
1004	139	4.4	9.93	1180	100	20600	82600	767
1005	1170	27.7	11.75	888	299	20100	10100	675
1006	1305	>30.0	1.96	324	271	21100	21500	324
1007	956	25.3	17.6	1420	312	17400	170000	1180
1008	1000	25.7	17.4	2620	212	15600	144000	1750
1009	150	1.97	11.2	6080	186	18300	135000	5570
1010	57.76		4.1	1340	34	4440	30400	742

Note:	10,000 ppm = 1%

Table 16.1: Summary of Vector verification results of rock grab sampling and analysis.

	Florin Analytical				Original Assay
Sample	Ag	Pb	Zn	Cu	Ag	Pb	Zn	Cu
Number	ppm	%	%	%	ppm	%	%	ppm

16050	276	12.70	9.94	2.16	275	11.2	9.6	22300
16080	146	0.43	3.42	2.62	142	0.3	3.4	27200
16081	432	0.88	31.40	6.98	402	0.7	>30	77100
16082	206	0.42	10.78	2.38	205	0.3	10.6	24400
16128	Insufficient sample amount				482	14.7	14.4	1495
16129	144	3.75	9.52	0.02	141	3.7	0.8	160
16130	490	16.14	3.66	0.04	539	17.1	4.2	527
16145	212	10.08	9.18	1.01	201	9.3	9.2	10400
16146	714	23.80	19.52	0.35	804	21.2	19.2	3640
16152	684	19.48	14.94	0.16	751	21.2	16.2	1861
16153	146	2.92	2.82	0.04	134	2.8	3.1	441
16219	592	11.66	4.36	0.13	683	12.6	4.9	1720
16220	916	18.30	26.60	0.08	977	19.9	28.0	954

Note:	10,000 ppm = 1%

Table 16.2: Summary of Vector verification results from previous drill pulps.

-------------------------------------------------------------------------------------------------------------------------------

The above results are similar to the assay results from previous drilling provided in Tables 13.1, 13.3, and 13.4. The verification sampling and assay results conducted by Vector are indicators of significant mineralization at Cerro Las Minitas.

Verification Statement: It is the author’s opinion that the basic data package on the Cerro Las Minitas property is reliable and represents professional-level work. The presence of significant silver, lead, zinc, and copper mineralization of economic interest is confirmed.

ADJACENT PROPERTIES

There are small mines and prospects located in the low hills one kilometer to the northwest of Cerro Las Minitas. Those workings are located on concessions held by Industrias Peñoles. Brief field inspection by Mr. Wood revealed that the workings explore Ag-Pb-Zn-Cu replacement deposits associated with quartz-monzonite dikes like those seen at Cerro Las Minitas. No other information has been collected about those occurrences.

All mineral ground surrounding the Cerro Las Minitas concessions of Silver Dragon Mining de Mexico, S.A. de C.V. is held under concessions of Industrias Peñoles, as verified by Mr. Wood during a standard mining title search for the property and surrounding area. Mr. Parkinson and Mr. Wood have been unable to verify the information and the information is not necessarily indicative of the mineralization on the Cerro Las Minitas Property.

MINERAL PROCESSING AND METALLURGICAL TESTING

Although artisanal miners have been producing ore from Cerro Las Minitas since the early 1960’s, no reliable records of either production or mineral processing data have yet been found. Enriquez (2005) reported that historical recoveries from sulfide ores treated by flotation are on the order of 85% for silver, 75% for gold, 65% for lead, and 75% for zinc. Enriquez did not present any supporting data for the recovery data.

Minas de Bacis completed a 30-day review of data available at Cerro Las Minitas in 1995. They reported metal recovery data for sulfides from the La Bocona Mine, sulfides from the Puro Corazón Mine and oxides from the Puro Corazón Mine. It is uncertain how they obtained this data, but local operators say that it was obtained from the artisanal mills that were treating the ore in the Velardeña district. These data are not considered reliable and are reported as historical data (Table 18.1).

QA/QC PROTOCOLS REGARDING SAMPLE PREPARATION, CONTROLS, CUSTODY, ASSAY PRECISION AND ACCURACY.

This applies to exploration and operational analytical procedures.

PREPARATION: Samples will be collected by field personnel and then stored in secure warehouse facilities until shipped for assay. All sample preparation, except cutting of core, will be performed by professional analytical contractors at their laboratories. Drill core will be cut with saws in company facilities and packaged in strong polyethelene bags for shipment to laboratories where further sample preparation will be performed by laboratory personnel.

CONTROLS: Samples will be collected by field personnel and then stored in secure warehouse facilities until shipped for assay. All sample numbers, their descriptions and sample locations, will be entered in the company’s digital sample database. As assays are returned, they will be merged with corresponding sample data in the digital database. The digital database will be archived to CD media for secure storage of backup files. Only authorized personnel will have password access to assay data. Pulps from assays will be returned from laboratories and stored in secure company warehouse facilities for further assay verification.

CUSTODY: Samples will be kept in secure company warehouse facilities from the time they are collected until they are shipped for assay. Assay pulps returned from laboaratories will also be kept in secure company warehouse facilities.

PRECISION and ACCURACY: Assay precision and accuracy will be determined by inclusion of assay standards and blanks in the assay stream. Statistical analysis of results of assays of standards and blanks will be used to make a reasonable estimate of assay precision and accuracy. As well, samples showing significant metal values will be re-assayed by one or more additional laboratories to provide additional data on assay precision and accuracy.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company’s common stock is registered with the United States Securities and Exchange Commission under section 12(g) of the Securities Exchange Act of 1934. The Company’s stock is traded on the Over the Counter Bulletin Board under the symbol "SDRG." From January 1, 2001 to July 16, 2002, the Company’s common stock traded under the symbol "AEAC." On or about July 16, 2002, the Company’s trading symbol changed to "AEAN" as a result of the change in the Company’s name its previous name. On March 9, 2005, following the change of the Company’s name, the Company’s trading symbol changed to "SDRG".

The following table summarizes the low and high prices for the company’s common stock for each of the calendar quarters for the fiscal years ended December 31, 2004 and 2005.

	2004		2005

	High	Low	High	Low

First Quarter	0.12	0.025	0.38	0.04

Second Quarter	0.07	0.015	0.38	0.10

Third Quarter	0.09	0.016	0.18	0.085

Fourth Quarter	0.075	0.022	0.51	0.09

The high and low quotes on the Company’s common stock reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions. There were 109 shareholders of record of the common stock as of December 31, 2005. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2004 or 2005.

ITEM 6. MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

During the years ended December 31, 2005 and 2004, the Company incurred operating expenses of $543,688 and $387,921 respectively. The increase is mainly a result of monies paid and shares issued related to the joint ventures with Sino Silver Corp. and Linear Gold Corp. In addition, advertising and promotion expenses totaled $152,373 in 2005 and overall expenses increased as a result of the Company’s increased activities in 2005.

During the years ended December 31, 2005 and 2004, the Company incurred net other income (expense) of $779 and ($11,106), respectively which relates to interest income in 2005.

During the years ended December 31, 2005 and 2004, the Company reported a net loss of ($542,909) and ($399,027), respectively. The reason for the increase in 2005 is attributed to increases in legal and accounting expenses, advertising expenses and the other factors discussed above.

Liquidity and Capital Resources

As of December 31, 2005 the Company had $303 in cash, $9,500 in subscriptions receivable, which funds were subsequently received. In addition, the Company had $56,521 in related party advances, and accounts payable and accrued liabilities totaling of $139,437, for a working capital deficit of ($195,655) compare to a working capital deficit of ($890,155) in 2004. During 2005, the Company has been dependent on loans from its sole director and officer to pay routine expenses, and the issuance of its common stock to satisfy expenses. In 2006, the Company has financial commitments through acquisition agreements of approximately $650,000 for the Chinese properties and $750,000 for the Mexican properties. The Company intends to make such cash payments from funds raised from private placement of the Company’s common stock.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a large net operating loss in the year ended December 31, 2005, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company’s ability to continue as a going concern. The Company’s management has provided operating capital to the Company and has developed a plan to raise additional capital. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements or contractual obligations that have had or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in the Company’s financial statements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are attached hereto as Exhibit A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

By resolution adopted on January 24, 2006, the board of directors of Silver Dragon Resources Inc. elected to change independent Accountants. The independent accounting firm of Moore Stephens Cooper Molyneux LLP notified the Registrant on January 24, 2006 that they were terminating their registration with the Public Company Accounting Oversight Board and therefore, were resigning as the Registrant’s accountants. The independent auditors report on the consolidated financial statements for the two years ended December 31, 2003 and December 31, 2004, and the subsequent periods preceding December 31, 2005 contained no adverse opinion, no disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that each report issued by Moore Stephens Cooper Molyneux LLP for the years ended December 31, 2004 and 2003, and the interim periods ended March 31, 2005, June 30, 2005 and September 30, 2005 respectively raised substantial doubt about the Company’s ability to continue as a going concern. The decision to change accountants was approved by the Registrants board of directors. In connection with the audits of the Company’s consolidated financial statements for each of the two years ended December 31 2003 and December 31, 2004, and during any subsequent interim periods preceding December 31, 2005, as well as the period up to and including January 24, 2006, there have been no disagreements with Moore Stephens Cooper Molyneux LLP on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which if not resolved to the satisfaction of Moore Stephens Cooper Molyneux LLP would have caused Moore Stephens Cooper Molyneux LLP to make reference to the subject matter of the disagreements in connection with their reports.

Engagement of new independent accountants.

On January 24, 2006, the Registrant’s board of directors engaged SF Partnership LLP, 4950 Yonge Street, Suite 400 Toronto, Ontario, M2N 6K1 as its new independent auditors (the "new" accounting firm) to audit the Registrant’s financial statements. The Registrant, during the two most recent fiscal years and the subsequent interim periods prior to the engagement of the new accounting firm, did not consult with the new accounting firm with regard to any of the matters listed in Regulation S-B items 304 (a) (2) (i) or (ii).

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

The term of office of each director of the Company ends at the next annual meeting of the Company’s stockholders or when such director’s successor is elected and qualifies. No date for the annual meeting of stockholders is specified in the Company’s bylaws or has been fixed by the Board of Directors. Pursuant to the Company’s bylaws, the date of the annual meeting is to be determined by the current Board of Directors. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the Company’s Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table

		Annual Compensation		Long Term Compensation
Name and	Year	Salary ($),	Other annual	Restricted	Securities
Principal Position		Bonus	compensation	Stock Awards	Underlying
			($)	($)	Options/SARs
					(#) (1)

Marc Hazout,	2005	288,000	--	--	--
CEO, Director	2004	252,000		--	--
	2003	252,000		--	--

(a) The securities underlying these options are the shares of the Company’s Common Stock, $0.0001 par value.

Employment Agreements

On March 31, 2005, the Company issued 3,254,018 restricted shares to Mr. Hazout in consideration for accrued salary and expenses owing to Mr. Hazout pursuant to his previous Employment Agreement which expired in July 2005.

On November 15, 2005, the Company entered into an Employment Agreement with Marc Hazout. The Employment Agreement provides that Mr. Hazout shall be employed by the Company for a term of five years, and is entitled to a base salary of $288,000 per year. Mr. Hazout is also entitled to a commission on sales generated by him consistent with the Company’s commission policy for all sales personnel. Further, he is entitled to 8 weeks paid holiday and 14 personal days, sick leave, medical and group insurance, participation in pension or profit sharing plans of the Company, and a car allowance of up to $3,000 per month. In the event of a termination of the Employment Agreement without cause by the Company, he will be entitled to severance equal to 100% of his remaining base salary under the Employment Agreement, plus an amount equal to 75% of the base salary plus full medical coverage for 12 months following the termination date. The Employment Agreement contains provisions prohibiting him from competing with the Company or soliciting customers or employees from the Company for a period of one year following the termination of his employment.

Compensation of Directors

The Company’s past policy has been to pay its non-management directors $500 in restricted common stock for each board meeting attended. In addition, directors are reimbursed for any reasonable expenses incurred in the connection with attendance at board or committee meetings or any expenses generated in connection with the performance of services on the behalf of the Company. The Company currently has two directors, one of whom is also the chief executive officer of the Company. The Company is currently exploring acquisition possibilities. The Company anticipates that its policy on director compensation will change when and if it makes a material acquisition.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 30, 2006, with respect to the beneficial ownership of the Company’s Common Stock by (i) each executive officer and director of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) any person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock.

	Amount and Nature of	Percent of
Name and Address of Beneficial Owner	Beneficial Ownership	Class (1)

Marc Hazout (2)	17,221,751	37.4%
1121 Steeles Avenue West, Suite 803
Toronto, Ontario M2R 3W7

Donald J. RobinsonRR#1, Orangeville,	25,000
Ontario, L9W 2Y8

Officers and Directors	17,221,751	37.4%

(1) Based on 46,020,533 shares issued and outstanding as of March 17, 2006
(2) Based on 17,221,751 shares owned by Travellers International, Inc., a company owned by Mr. Hazout.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 about our compensation plans under which shares of stock have been authorized:

	Number of	Weighted-
	securities to be	average exercise	Number of
	issued upon exercise	price of	securities
	of outstanding	outstanding	remaining
	options, warrants	options, warrants	available for
Plan Category	and rights	and rights	future issuance
Equity compensation plans approved by
security holders:
None	--	--	--
Equity compensation plans not
approved by security holders:
2002 Employee, Consultant and	--	--	440,420
Advisor Stock Compensation Plan
2002 Stock Option Plan	--	--	4,000,000
Total	--	--	4,440,420

All options that had been previously issued under the plan were issued and exercised in 2002.

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

Travellers International Inc. is controlled by Marc Hazout.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

Regulation S-B	Description
No.

3.1(i)	Articles of Incorporation (1)

3.1(ii)	Amendment to Articles of Incorporation (2)

3.1(iii)	By-Laws (1)

4.1	Instruments defining the rights of holders (1)

10.1	Executive Employment Agreement dated as of November 15, 2005 between the Company and Marc Hazout (6)

11	Statement re: computation of per share earnings (3)

16.1	Letter on change in certifying accountants (4)

21	Subsidiaries of the registrant

23	Consent of Moore Stephens Cooper Molyneux, LLP

31	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

32	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6) Incorporated by reference to Form SB-2 filed on January 29, 2007.

(b) Reports on Form 8-K: None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant was $9,989 for 2004 and $23,000 for 2005.

Audit-Related Fees were nil for 2004 and 2005.

Tax Fees were nil for 2004 and 2005

All Other Fees were nil for 2004 and 2005.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

CONTENTS

Report of Independent Registered Public Accounting Firm - 2005	1

Report of Independent Auditor - 2004	2

Consolidated Balance Sheets as at December 31, 2005 and 2004	3

Consolidated Statements of Operations for the Years Ended December 31, 2005, and 2004, and for the Period from June 15, 1996, [Date of Inception] Through to December 31, 2005	4

Consolidated Statements of Stockholders’ Deficit for the Periods from June 15, 1996 [Date of Inception] Through to December 31, 2005	5 - 6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, and 2004, and for the Period June 15, 1996, [Date of Inception] Through to December 31, 2005	7

Notes to Consolidated Financial Statements	8 - 21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
Silver Dragon Resources Inc., and Subsidiaries
(Formerly American Entertainment and Animation Corporation)

We have audited the accompanying consolidated balance sheets of Silver Dragon Resources Inc., and Subsidiaries (a Delaware corporation in the exploration stage) as of December 31, 2005, and the consolidated statements of stockholders’ operations, deficit and cash flows the year then ended, and cumulative from inception (June 15, 1996) through December 31, 2005, except as explained as follows: We did not audit the cumulative data from June 15, 1996 to December 31, 2004. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2004, is based solely on the report of other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Dragon Resources Inc., and Subsidiaries as of December 31, 2005, and the results of their operations and comprehensive loss, and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has experienced operating losses since inception, has raised minimal capital, and has no long term contracts related to its business plans. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"SF PARTNERSHIP, LLP"

Toronto, Canada	CHARTERED ACCOUNTANTS
March 27, 2006, except as to Note 12
which is as of October 10, 2006

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Silver Dragon Resources, Inc. (formerly American Entertainment and Animation Corporation)

We have audited the accompanying consolidated balance sheet Silver Dragon Resources, Inc. and subsidiary (a development stage company) as at December 31, 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2004 and for the period from June 15, 1996 [inception] to December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative data from June 15, 1996 to December 31, 2001. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2001, is based solely on the report of other auditors.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses from operations and has a net capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Managements’ plans are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Commitments and Contingencies (note 10)
STOCKHOLDERS’ DEFICIT
Capital Stock
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value, 150,000,000 shares
authorized 35,670,533 shares issued and outstanding
(2004 - 23,441,515)	3,569	2,345
Additional Paid in Capital	3,479,837	1,645,026
Common Stock Subscriptions Receivable	(9,500)	-
Deficit Accumulated During the Exploration Stage	(3,080,435)	(2,537,526)

Stockholders’ Deficit	393,471	(890,155)

Total Liabilities and Stockholders’ Deficit	$589,429	$-

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Consolidated Statements of Operations
For the Years Ended December 31, 2005, and 2004, and
For the Period from June 15, 1996 [date of inception] Through S to December 31, 2005

			For the period
			from June 15,
			1996 [date of
			inception]
			through to
	2005	2004	Dec. 31, 2005
			(unaudited)
Net Revenues	$-	$-	$64,888
Cost of Revenues	-	-	74,482

Gross Profit	-	-	(9,594)

Operating Expenses
Management and directors’ fees	294,000	342,000	1,496,588
Advertising and promotion	152,373	-	202,759
Legal and accounting	79,530	38,565	569,111
Development expenses	-	-	60,000
Office and general	12,785	7,356	388,343
Consulting expense	5,000	-	173,738

	543,688	387,921	2,890,539
Other Income (Expenses)
Interest income - related parties	-	-	15,905
Interest expense - related parties	-	-	(8,422)
Settlement with Cyper Entertainment, Inc.	-	-	(80,000)
Loss on disposal of asset	-	-	(15,371)
Loss on investment	-	-	(61,240)
Other income (expense)	779	(11,106)	(31,174)

	779	(11,106)	(180,302)

Loss Before Income Taxes	(542,909)	(399,027)	(3,080,435)

Provision for income taxes	-	-	-

Net Loss	$(542,909)	$(399,027)	$(3,080,435)

Net Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	31,091,548	23,441,515

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Consolidated Statements of Stockholders’ Deficit
For the Periods from June 15, 1996 Through December 31, 2005

	Common Stock
				Deficit
				Accumulated
			Additional	During the	Common stock	Total
	Number of		Paid in	Exploration	Subscriptions	Stockholders’
	Shares	Amount	Capital	Stage	Receivable	Deficit

Issuance of common stock to founders for services	55,000	$6	$159	$-	$-	$165
Issuance of stock to founder for cash	333,334	33	967	-	-	1,000
Issuance of stock for investment in CEHK	50,000	5	37,495	-	-	37,500
Issuance of stock to purchase subsidiary	350,000	35	70	(1,060)	-	(955)
Issuance of stock for cash	13,333	1	9,999	-	-	10,000
Net Loss, 1996	-	-	-	(14,198)	-	(14,198)

Balance, December 31, 1996 (unaudited)	801,667	80	48,690	(15,258)	-	33,512

Issuance of stock for vehicle	33,333	3	24,997	-	-	25,000
Issuance of stock for cash	37,333	4	28,896			28,900
Issuance of stock for services	46,333	5	34,745	-	-	34,750
Net Loss, 1997	-	-	-	(142,622)	-	(142,622)

Balance, December 31, 1997 (unaudited)	918,666	92	137,328	(157,880)	-	(20,460)

Issuance of stock for vehicle	10,667	1	7,999	-	-	8,000
Issuance of stock for cash	58,667	6	49,995	-	-	50,001
Net loss, 1998	-	-	-	(54,404)	-	(54,404)

Balance, December 31, 1998 (unaudited)	988,000	99	195,322	(212,284)	-	(16,863)

Issuance of stock for cash	151,918	15	56,759	-	(4,000)	52,774
Issuance of stock for debt	16,000	2	8,773	-	-	8,775
Issuance of stock for services	36,000	3	126,467	-	-	126,470
Forgiveness of debt of related party	-	-	23,000	-	-	23,000
Net loss, 1999	-	-	-	(181,898)	-	(181,898)

Balance, December 31, 1999 (unaudited)	1,191,918	119	410,321	(394,182)	(4,000)	12,258

Cancelled stock returned to company	(10,667)	(1)	(3,999)	-	4,000	-
Issuance of stock for cash	4,296,666	430	667,070	-	(278,539)	388,961
Cancelled shares for non-payment	(442,433)	(44)	(165,868)	-	153,791	(12,121)
Issuance of stock for services	653,667	65	28,365	-	-	28,430
Forgiveness of debt reclassification	-	-	(23,000)	-	-	(23,000)
Net loss, 2000	-	-	-	(419,296)	-	(419,296)

Balance, December 31, 2000 (unaudited)	5,689,151	569	912,889	(813,478)	(124,748)	(24,768)

Shares issued for services	879,415	88	59,814	-	-	59,902
Cash received for subscription receivable	-	-	-	-	124,748	124,748
Shares issued for consulting agreement	300,000	30	29,970	-	-	30,000
Other adjustment	-	-	-	1	-	1
Net loss, 2001	-	-	-	(339,546)	-	(339,546)

Balance, December 31, 2001 (unaudited)	6,868,566	$687	$1,002,673	$(1,153,023)	$-	$(149,663)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Consolidated Statements of Stockholders’ Deficit (Continued)
For the Periods from June 15, 1996 Through December 31, 2005

	Common Stock
				Deficit
				Accumulated
			Additional	During the	Common Stock	Total
	Number of		Paid in	Exploration	Subscriptions	Stockholders’
	Shares	Amount	Capital	Stage	Receivable	Deficit

Shares issued for private placement	400,000	$40	$17,960	$-	$-	$18,000
Shares issued for services - related party	1,100,833	110	32,390	-	-	32,500
Shares issued for the reverse acquisition of Cyper	20,000,000	2,000	-	-	-	2,000
Shares issued in relation to the reverse acquisition of Cyper	4,000,000	400	119,600	-	-	120,000
Shares cancelled in lieu of issuance of warrants for past services rendered	(1,912,748)	(191)	-	-	-	(191)
Stock warrants issued for services - related party	-	-	31,000	-	-	31,000
Stock warrants exercised by management	3,255,880	326	-	-	-	326
Shares issued for the settlement of related party advances	116,118	12	23,212	-	-	23,224
Cancellation of shares issued in prior years	(65,467)	(7)	7	-	-	-
Shares issued for the settlement of related party advances	370,000	37	66,619	-	-	66,656
Shares rescinded for the cancellation of related party advances	2,233,333	223	46,777	-	-	47,000
Shares rescinded for the cancellation of the reverse acquisition of Cyper	(20,000,000)	(2,000)	-	-	-	(2,000)
Issuance of stock for settlement of Cyper reverse acquisition	250,000	25	17,475	-	-	17,500
Shares issued for the settlement of advances made to the company for the Cyper settlement	1,388,889	139	62,361	-	-	62,500
Net loss, 2002	-	-	-	(570,874)	-	(570,874)

Balance, December 31, 2002 (unaudited)	18,005,404	1,801	1,420,074	(1,723,897)	-	(302,022)

Shares issued for the settlement of related party advances	4,861,111	486	149,514	-	-	150,000
Shares issued for the settlement of accounts payable for services performed	66,300	7	1,319	-	-	1,326
Shares returned as a result of clerical error in a prior year	(66,300)	(7)	(1,319)	-	-	(1,326)
Net loss, 2003	-	-	-	(414,601)	-	(414,601)

Balance, December 31, 2003 (unaudited)	22,866,515	2,287	1,569,588	(2,138,498)	-	(566,623)

Shares issued for the settlement of related party advances	575,000	58	24,942	-	-	25,000
Short swing profits of shareholder	-	-	50,496	-	-	50,496
Net loss, 2004	-	-	-	(399,028)	-	(399,028)

Balance, December 31, 2004 (unaudited)	23,441,515	2,345	1,645,026	(2,537,526)	-	(890,155)

Shares issued for cash	4,880,000	488	597,012	-	(9,500)	588,000
Shares issued for services	7,345,000	735	1,081,795	-	-	1,082,530
Shares issued for property acquisition	250,000	25	67,475	-	-	67,500
Shares issued for the settlement of accounts payable to related party for services performed	3,254,018	326	813,179	-	-	813,505
Cancelled stock returned to the Company	(3,500,000)	(350)	(724,650)	-	-	(725,000)
Net loss, 2005	-	-	-	(542,909)	-	(542,909)

Balance, December 31, 2005	35,670,533	$3,569	$3,479,837	$(3,080,435)	$(9,500)	$393,471

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Consolidated Statements of Cash Flows
Years Ended December 31, 2005, and 2004, and
For the Periods from June 15, 1996 [date of inception] through December 31, 2005

			For the period from
			June 15, 1996
			[date of inception]
			through to
	2005	2004	Dec. 31, 05
			(unaudited)
Cash Flows from Operating Activities
Net loss	$(542,909)	$(399,028)	$(3,080,435)
Adjustments for:
Amortization	-	-	41,487
Impairment of investment	-	-	61,240
Writedown of assets	-	-	42,253
Writedown of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	-	(19,052)
Stock issued for management and directors fees to a related party	154,500	-	770,103
Changes in non-cash working capital
Inventories	-	-	(28,510)
Prepaid expenses	-	-	5,257
Other	-	-	135
Accounts payable and accrued liabilities	(6,990)	17,484	224,626
Accrued officer compensation	-	342,000	709,500

Net Cash Used in Operating Activities	(395,399)	(39,544)	(1,174,227)

Cash Flows from Investing Activities
Investment in subsidiary	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of property and equipment	-	-	(45,730)
Investments in mineral rights	(164,096)	-	(164,096)

Net Cash Used in Investing Activities	(164,096)	-	(230,547)

Cash Flows from Financing Activities
Payment of notes payable	-	-	3,581
Advances receivable from related parties	(28,193)	-	(73,370)
Proceeds from issuance of notes payable	-	-	(21,507)
Advances payable related party	-	38,647	245,649
Cash overdraft	(9)	9	460
Proceeds from subscriptions receivable, net	-	-	124,748
Proceeds from issuance of common stock	588,000	-	1,125,516

Net Cash Provided by Financing Activities	559,798	38,656	1,405,077

Change in Cash	303	(888)	303
Cash - beginning of period	-	888	-

Cash - end of period	$303	$-	$303

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

1.

The Company

Silver Dragon Resources, Inc. (formerly American Entertainment and Animation Corporation) ("SDR" or the "Company") a Delaware corporation, was incorporated on May 9, 1996. The Company is headquartered in Ontario, Canada and operates primarily in the United States and Canada. On June 15, 1996, SDR acquired all of the outstanding stock of California Electric Automobile Co., Inc. ("CEAC"), a California corporation incorporated on November 14, 1995.

The Company is in the exploration stage as defined in Financial Accounting Standards Board Statement No.7. "Accounting and Reporting For Development Stage Companies." To date, the Company has generated minimal sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

The Company’s mission is to acquire and develop a portfolio of silver properties in proven silver districts globally.

2.

Going Concern and Exploration Stage Activities

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  The Company incurred a net loss of approximately $542,909 (2004 - $399,027) for the year and has accumulated losses since inception of approximately $3,080,435 (2004 - $2,537,526). In addition, the Company has a working capital deficiency of approximately $195,655 (2004 - $890,155) at December 31, 2005.  The Company’s continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations.  In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further exploration of its products and services. Though the business plan indicates revenues from the operating mines it has acquired in the coming year, these revenues, if any, may not be sufficient to cover operating capital.  The Company plans to pursue additional financing, however, there can be no assurance that the Company will be able to secure financing when needed or obtain financing on terms satisfactory to the Company, if at all.

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

3.

Summary of Significant Accounting Policies (cont’d)

b)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future.  Actual results may ultimately differ from those estimates.  These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

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

All capitalized costs of mineral properties subject to amortization and the estimated future costs to develop proved reserves, are amortized using the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major exploration and development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the capitalized cost of the property will be added to the costs to be amortized.  The Company presently has no proven. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if carrying values can be recovered. If the carrying values exceed estimated recoverable values, then the costs are written-down to fair values with the write-down expensed in the period.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

3.

Summary of Significant Accounting Policies (cont’d)

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

3.

Summary of Significant Accounting Policies (cont’d)

i)

Stock-based Compensation

The Company uses the intrinsic value method to account for stock based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, as permitted by SFAS No. 123, "Accounting for Stock Based Compensation", provides pro forma disclosures of net income and earnings per common share as if the fair value methods had been applied in measuring compensation expense.  Under the intrinsic value method, compensation cost for employee stock awards is recognized as the excess, if any, of the deemed fair value for financial reporting purposes of the Company’s common stock on the date of grant over the amount an employee must pay to acquire the stock.  Compensation cost is amortized over the vesting period using an accelerated graded method in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

For all non-employee stock based compensation the Company uses the fair value method in accordance with SFAS No. 123 and EITF 96-18.

In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, and changes in such subjective assumptions can materially affect the fair value estimate of employee stock options.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment".  This pronouncement amends SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS No. 123R requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in the statement of operations.  The implementation of this statement will be effective beginning with the Company’s first quarter of fiscal 2006, and will be adopted using the modified prospective method.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

3.

Summary of Significant Accounting Policies (cont’d)

j)

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation". The Company’s functional currency is Canadian Dollars. All assets and liabilities are translated into United States dollars using the current exchange rate.  Revenues and expenses are translated using the average exchange rates prevailing throughout the year. Translation adjustments are included in other comprehensive income for the period. Foreign transaction gains and losses are immaterial.

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

3.

Summary of Significant Accounting Policies (cont’d)

l)

Recent Accounting Pronouncements (cont’d)

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

In March 2005, the FASB issued FASB Staff Position ("FSP") No. 46(R) 5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R 5"). FSP FIN 46R 5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities   an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The adoption of FSP FIN 46R 5 in 2005 did not have an impact on the Company’s results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity".  SFAS No. 150 requires that issuers classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments, (2) obligations to repurchase the issuer’s equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares.  The Company adopted SFAS No. 150 for the year ended December 31, 2003.  The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

3.

Summary of Significant Accounting Policies (cont’d)

l)

Recent Accounting Pronouncements (cont’d)

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements   An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company’s results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

4.	Mineral Rights
			Accumulated	Net	Net
		Cost	Amortization	2005	2004
	Mining properties
	Sino Silver	$372,500	$-	$372,500	$-
	Linear Gold	216,626	-	216,626	-

		$589,126	$-	$589,126	$-

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

7.

Income Taxes

The Company’s income tax provision (recovery) has been calculated as follows:
	2005	2004
Earnings before income taxes	$(542,909)	$(399,028)
Deferred: Expected income tax recovery at the statutory rates of 34% (2004 - 32.6%)	(184,589)	(136,069)
Current year losses not recognized	-	-
Permanent differences	-	-
Other	(31,850)	32,069
Change in valuation allowance	389,542	104,000

Provision for income taxes	$173,103	$-

The following summarizes the principal temporary differences and related future tax effect:
	2005	2004
Property, plant and equipment	$-	$-
Exploration and development	-	-
Losses carried forward	1,131,192	741,650
Other	-	-

Subtotal – future income tax asset	1,131,192	741,650
Valuation allowance	(1,131,192)	(741,650)

Net deferred income tax asset recorded	$-	$-

Management determined that the deferred tax assets do not satisfy the recognition criteria of SFAS No. 109 and, more likely than not the losses will not be utilized. Accordingly, a full valuation allowance has been recorded for this amount.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

7.

Income Taxes (cont’d)

The Company has accumulated approximately $3,000,000 of taxable losses, which can be used to offset future federal taxable income. The utilization of the losses expires in years 2015 to 2025.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change", as defined by the Internal Revenue Code. Federal and State net operating losses are subject to limitations as a result of these restrictions. Under such circumstances, the Company’s ability to utilize its net operating losses against future income may be reduced.

8.

Statement of Cash Flows Supplemental Disclosures

During the year ended December 31, 2005, the Company issued 3,254,018 shares of its common stock in lieu of $813,505 cash in settlement of amounts owing to an officer of the Company in accordance with the terms of his employment agreement.

During the year ended December 31, 2005, the Company issued 7,345,000 shares of its common stock in settlement of $1,082,530 in payables due for services performed.

During the year ended December 31, 2005, the Company issued 250,000 shares of its common stock in settlement of $67,500 as part of acquisition of properties and mineral rights.

During the year ended December 31, 2005, 3,500,000 shares were cancelled and returned to treasury which were initially issued for consulting services as part of an acquisition that did not consummate.

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

9.

Litigation

In the normal course of its operations, the Company has been or, from time to time, may be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company’s business or financial condition or results of operations.

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

On January 10, 2006 the Company entered into a three month contract with Small Cap Voice.Com Inc for investor relations services for fees totaling $15,000 and 100,000 restricted common shares.

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

On March 21, 2006 the Company entered into an Asset Purchase Agreement with Sino Silver and Sanhe Sino-Top Resources and Technologies Ltd. to purchase the assets of Sino Silver. The total purchase price is US$650,000 plus 4,000,000 restricted common shares of the Company payable as follows: US$150,000 was paid on the closing;US$100,000 payable on May 20, 2006; US$400,000 payable and the 4,000,000 restricted common shares of the Company deliverable upon receipt of the requested government approvals in China. The Company has also committed to invest approximately US$1,300,000 into Sino-Top in 2006 .

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

11.

Subsequent Events (cont’d)

On March 8, 2006, Silver Dragon Mexico entered into an agreement for the assignment of the mining and exploitation rights to 1 mining concession known as “Puro Corazon” which includes an operating mine, totaling approximately 9 hectares, in Guadalupe, Durango, Mexico in consideration for the payment of US$400,000 and 2 Million restricted common shares of the Company.

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

On March 21, 2006, the Company entered into an Asset Purchase Agreement with Sino Silver  and Sanhe Sino-Top Resources and Technologies, Ltd. (“Sino-Top”) wherein Sino Silver agreed to sell its 60% interest in Sino-Top to the Company.  Sino-Top holds the exploration and mining rights to 9 properties in the Erbaohuo Silver District in Inner Mongolia, China.  The total purchase price is US$650,000 plus 4,000,000 restricted common shares of the Company.  The Company has also committed to invest approximately US$1,300,000 into Sino-Top in 2006 towards exploration and property maintenance on the nine properties in the portfolio.  This agreement supersedes the Venture Agreement dated April 24, 2005 between the Company and Sino Silver, and is subject to receipt of the requested government approvals in China.

12.

Restatement

  The previously issued financial statements have been restated as follows:

1.The report of the independent registered public accounting firm has been amended to be consistent with the first paragraph which excludes opining on the period from inception (June 15, 1996) through December 31, 2004 and excludes opining on the cumulative period from inception (June 15, 1996) through December 31, 2005.  Accordingly all cumulative columns presented in the financial statements have been labeled as unaudited.

2.The description of the Company as a “Development Stage Enterprise” has been restated to identify the Company as an “Exploration Stage Company”.

3.The disclosures surrounding management’s plan on the Company’s ability to continue as a going concern has been improved to accurately reflect management’s plans for dealing with its adverse conditions.

4.The cash flow statement was corrected to reflect the settlement of debt in the amount of $425,030 as a reduction to investing activities instead of originally stated as in add back to net loss under operating activities.  Also, the cash flow statement subtotal within the cash flows from operating activities was removed.

5.The consolidated statement of stockholders’ deficit has been restated to separately disclose the shares issued for services and property acquisition.

The results of the above restatements have no effect on any per-share amounts, net assets or accumulated deficit as previously disclosed.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Dated: March 16, 2007	/s/ Marc Hazout
Marc Hazout, President and Chief Executive
Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 16, 2007	/s/ Marc Hazout
Marc Hazout, Director

EXHIBIT 31

CERTIFICATION

I, Marc Hazout, certify that:

1. I have reviewed this report on Form 10-KSB/A;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registration’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: March 16, 2007

By: /s/Marc Hazout
Marc Hazout
Chief Executive Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Silver Dragon Resources Inc. (the "Company") on Form 10-KSB/A for the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marc Hazout, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 16, 2007

By:	/s/Marc Hazout
Marc Hazout
Chief Executive Officer