Form 10KSB
period 2006-12-31
Silver Dragon Resources Inc.
filed 2007-05-16
CIK 1017290

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

Common Stock $0.0001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒             No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

State issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of May 11, 2007, was $125,963,086.

As of May 15, 2007, the Registrant had 62,298,033 common shares outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one): Yes   ☐             No   ☒

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995and Section 21E of the Securities Exchange Act of 1934. For this purpose any statements contained in this Form 10-KSB that are not statements of historical facts may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,”  “anticipate,” “estimate” or  “continue” or comparable terminology is intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control.  These factors include but are not limited to:

  the timing and outcome of our feasibility study;

  the estimation of mineral resources and the realization of mineral resources, if any, based on mineral resource estimates;

  the timing of exploration, development and production activities and estimated future production, if any;

  estimates related to costs of production, capital, operating and exploration expenditures;

  requirements for additional capital and our ability to raise additional capital;

  governmental regulation of mining operations, environmental risks;

  title disputes or claims;

  the acquisition of interest in Hubei Silver Mine Co., Ltd.;

  the timing and outcome of referrals, if any, of prospective mining properties identified by Tianjin North China Exploration Bureau;

  the development of cooperative relationship with North China Geological Exploration Bureau;

  our ability to procure the required permits;

  our ability to attract and retain qualified personnel; and

  the other factors and information disclosed and discussed under "Risk Factors" above and elsewhere in this report.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate History

Silver Dragon Resources, Inc. was initially incorporated in the State of Delaware on May 9, 1996 under the name American Electric Automobile Company Inc. On July16, 2002, we amended our Certificate of Incorporation to change our name to American Entertainment & Animation Corporation. On February 25, 2005, we again amended our Certificate of Incorporation to change our name to "Silver Dragon Resources, Inc." in order to better reflect our current business focus on global silver exploration and development. We operate in Mexico through our wholly-owned subsidiary, Silver Dragon Mining De Mexico S.A. de C.V.(“Silver Dragon Mexico”), a Mexico company incorporated on April 21, 2006.

We own a 90% equity interest in Sanhe Sino-Top Resources and Technologies, Ltd. (“Sino-Top”), which was originally formed by Sino Silver and certain other Chinese individuals as a joint venture company. We acquired our 60% interest in Sino-Top in November, 2006, and the remaining 30% in March 2007.

We are engaged in the acquisition, exploration and development of silver and other mineral properties in China and Mexico. Our primary focus is the exploration of nine properties located in Erbaohuo Silver District in Northern China, as well as the properties in Cerro Las Minitas located in Guadalupe, Durango, Mexico. We are still in our exploration stage and have not generated any revenues from the mining properties in China and Mexico.

Silver Mining Business in China

Erbahuo Projects

On March 16, 2006, we entered into an agreement to acquire certain mining and exploration rights to the Erbaohuo Silver Project by purchasing a 60% interest in Sino-Top from Sino Silver. Sino-Top was a joint venture company originally created under the Joint Venture Agreement dated April 14, 2005 between Sino Silver and certain other parties. Pursuant to the Asset Purchase Agreement, we acquired a 60% interest in Sino-Top and became a party to the Joint Venture Agreement. Sino-Top holds the exploration and mining rights to nine properties in the Erbaohuo Silver District in Northern China ("Erbaohuo Projects"). The total purchase price was $650,000 plus 4,000,000 shares of our restricted common stock, all of which has been delivered to Sino Silver following receipt of the requisite approvals to the transfer by the local Provincial Department of Commerce in China. In March 2007 we increased our interest from 60% to 90% in exchange for 2 million restricted common shares of the company.

Prior to entering into the Asset Purchase Agreement described above, on April 14, 2005 we entered into a Venture Agreement with Sino Silver to acquire 50% of Sino Silver's interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation, and development of the Aobaotugounao property located in the Erbaohuo Silver District. Consideration for the interest included cash payments of $350,000 over a two year period and the issuance of 500,000 shares of our common stock. On closing, we paid $150,000 cash and issued 250,000 restricted common shares. In addition, 4,500,000 restricted common shares were issued to parties who assisted in the transaction. 3,000,000 of these shares were subsequently returned to us and cancelled. The Venture Agreement was superseded by the Asset Purchase Agreement described above.

We invested approximately $536,030 into Sino-Top in 2006 and intend to invest approximately $3,000,000 into Sino-Top in 2007 towards exploration and property maintenance on the nine properties in the portfolio, with emphasis on bringing the Erbaohuo silver mine into production in 2007, and conducting advanced stage exploration on two properties (Zuanxinhu and Saihanaobao).

Hubei Province Project

 On August 16, 2006, we signed of a Letter of Intent with Hubei Silver and Cistex relating to the acquisition by Silver Dragon of a 60% equity interest in Hubei Silver, which holds the exploration and mining rights to the Hubei Silver Mine located in Zhushan County, Shiyan City, Hubei Province, China.

The acquisition is subject to a number of conditions including, but not limited to, the delivery by Hubei Silver of all geological and technical data related to the mine, an audit of Hubei Silver and an evaluation of its assets based on U.S. GAAP valuation methods, and the execution of a definitive agreement. In addition, we await the Chinese government’s decision as to whether or not it will allow the privatization of Hubei Silver in order for a sale to be allowed. The purchase price, subject to confirmation of the value of Hubei Silver's assets, is approximately $2.4 million in cash along with shares of restricted common stock of Silver Dragon valued at $1.6 million on closing.

Hubei Silver is a large, non-ferrous metal enterprise, and was the first among China's 10 largest independent silver mines to engage in both mining and ore dressing operations. Hubei Silver holds the exploration and mining rights to the Hubei Silver Mine, which began production in 1992.

Strategic Cooperation Agreements

Silver Dragon and Sino-Top are party to strategic agreements with various parties, including the North China Geological Exploration Bureau (NCGEB).

On July 26, 2006, we signed a Strategic Cooperation Agreement with the Tianjin North China Exploration Bureau (TNCEB) in China. The TNCEB has access to mine assets located in various locations in China. The 5-year Agreement provides that prospective mining properties identified by the TNCEB will be referred exclusively to Silver Dragon first. We have 90 days to review geological information and other information we reasonably may request. If we do not wish to develop such properties, TNCEB may show the properties to other prospective purchasers. In the event that Silver Dragon chooses to acquire, develop or exploit any mining opportunities referred by the TNCEB, Silver Dragon and TNCEB will work towards a mutually acceptable working agreement with respect to the purchase and/or development of the mining property. The TNCEB will provide technical, geological and other documentation as may be requested by Silver Dragon as part of its due diligence investigation of prospective properties. In the event that TNCEB does not wish to participate in the joint development of the property, we are required to pay TNCEB the amount equal to 1% of the purchase price of such property in cash or 2% of the purchase price in non-cash consideration, including our common stock. If the seller of the property is an affiliate of TNCEB, we have no payment obligation.

Silver Mining Business in Mexico

Cerro las Minitas Project

On March 2, 2006, Silver Dragon Mexico acquired 16 mining concessions from four individuals by entering into various assignment agreements. The total consideration paid by us through January 26, 2007 is $945,000 plus 2,560,000 restricted shares. We are obligated to pay a total of $200,000 to these individuals by March 8, 2008 to fulfill our obligations under these agreements.

Cerros las Minitas is comprised of 16 concessions covering 1,423 Hectares. It is located 68 kilometers northeast of the City of Durango, Mexico, and comprises the Cerro las Minitas mining district, part of the prolific silver belt of the Sierra Madre Occidental. An initial NI 43-101 report has been completed and concluded that the exploration done by Silver Dragon Mexico during 2006 indicates that the potential resources inferred there justify the cost of further exploration and development.

Competitive Factors

The silver mining industry is fragmented, with many silver prospectors and producers, small and large. We do not compete with anyone with respect to our Chinese properties or on the Cerro las Minitas properties. There is no competition for the exploration or removal of minerals from these properties. We will either find silver on the properties or not. If we do not, we will cease or suspend further investment.

With respect to selling silver, we compete with both existing silver supplies and other silver producers. If the supply of silver exceeds demand in any given period, prices will fall until supply and demand is brought into balance. Many of these companies have substantially greater technical and financial resources than us. Thus we may be at a disadvantage with respect to some of our competitors.

Governmental Approvals and Regulations

Our mineral exploration programs are subject to the regulations of various Chinese and Mexican authorities.

Regulatory Obligations in Mexico

In Mexico, our mining activities are governed by the General Mining Law and the regulations promulgated thereunder.

We obtained initial authorizations and the relevant permits for the exploration of Cerro Las Minitas from the Ministry of Natural Resources (SEMARNAT). The initial authorization from SERMARNAT authorizing us to initiate the excavation of the soil on Cerro Las Minitas was issued in 2006. The excavation of soil must be carried out using digger machines, which are registered and authorized by SEMARNAT. Our machines are duly registered and authorized by SEMARNAT.

After the exploration stage, mining activities in Mexico are carried out in accordance with the permit issued by the General Direction of Mining Ministry of Economy under the plan of operations for mining activity submitted by an applicant. Since our current activities in Mexico are in the exploration stage, we have not yet submitted a plan of operations. After receiving confirmation of the existence of minerals, we are required to file an application with the General Direction of Mining of the Ministry of Economy to obtain concession titles for the exploitation of the minerals. As of today, we have obtained sixteen (16) Concession Titles for the Exploitation of Minerals in Cerro Las Minitas, which titles were granted according to the applicable provisions of the General Mining Law. We are further required to obtain additional permits commonly referred to as the Sole Environmental License from SEMARNAT and the National Water Commission (NWC). After we successfully obtain concession titles, we are required to submit annual reports in May of each year, detailing the work performed during the designated year on the properties specified by such concession titles.

Once mining activities commence, we must obtain additional permits and authorizations from the Ministry of Labor to operate special machineries used for the exploration of the Mining Field. Such special machineries include but are not limited to pressured containers, boilers and other machineries designated for mining that are regulated by various National Official Norms (NOM). We are also required to file reports on safety, hygiene and minimum wage of our workers to the registry of the Labor Commissions as provided under Mexican Federal Labor Law.

Regulatory Obligations in China

Exploration for and exploitation of mineral resources in China is governed by the Mineral Resources Law of the PRC of 1986, amended effective January 1, 1997, and the Implementation Rules for the Mineral Resources Law of the PRC, effective March 26, 1994. In order to further implement these laws, on February 12, 1998 the State Council issued three sets of regulations: (i) Regulation for Registering to Explore Mineral Resources Using the Block System, (ii) Regulation for Registering to Mine Mineral Resources, and (iii) Regulation for Transferring Exploration and Mining Rights (together with the mineral resources law and implementation rules being referred to herein as "Mineral Resources Law").

Under Mineral Resources Law, the Ministry of Land and Resources and its local authorities (the "MLR") is in charge of the supervision of mineral resource exploration and development. The mineral resources administration authorities of provinces, autonomous regions and municipalities, under the jurisdiction of the State, are in charge of the supervision of mineral resource exploration and development in their respective administration areas. The people's governments of provinces, autonomous regions and municipalities, under the jurisdiction of the State, are in charge of coordinating the supervision by the mineral resources administration authorities on the same level.

The Mineral Resources Law, together with the Constitution of the PRC, provides that mineral resources are owned by the State, and the State Council, the highest executive organization of the State, which regulates mineral resources on behalf of the State. The ownership rights of the State include the rights to: (i) occupy, (ii) use, (iii) earn, and (iv) dispose of, mineral resources, regardless of the rights of owners or users of the land under which the mineral resources are located. Therefore, the State is free to authorize third parties to enjoy its rights to legally occupy and use mineral resources and may collect resource taxes and royalties pursuant to its right to earn. In this way, the State can control and direct the development and use of the mineral resources of the PRC.

Mineral Resources Licenses

China has adopted, under the Mineral Resources Law, a licensing system for the exploration and exploitation of mineral resources. The MLR is responsible for approving applications for exploration licenses and mining licenses. The approval of the MLR is also required to transfer exploration licenses and mining licenses.

Applicants must meet certain conditions as required by related rules/regulations. Pursuant to the Regulations for Registering to Mine Mineral Resources, the applicant for mining rights must present the required documents, including a plan for development and use of the mineral resources and an environmental impact evaluation report. The Mineral Resources Law allows individuals to exploit sporadic resources, sand, rocks and clay for use as construction materials and a small quantity of mineral resources for sustenance. However, individuals are prohibited from mining mineral resources that are more appropriately mined at a certain scale by a company, specified minerals that are subject to protective mining by the State and certain other designated mineral resources.

Once granted, all exploration and mining rights under the licenses are protected by the State from encroachment or disruption under the Mineral Resources Law. It is a criminal offence to steal, seize or damage exploration facilities, or disrupt the working order of exploration areas.

Exploration Rights

In order to conduct exploration, a Sino-foreign cooperative joint venture ("CJV") must apply to the MLR for an exploration license. Owners of exploration licenses are "licensees". The period of validity of an exploration license can be no more than three years. An exploration license area is described by a "basic block". An exploration license for metallic and non-metallic minerals has a maximum of 40 basic blocks. When mineral resources that are feasible for economic development have been discovered, a licensee may apply for the right to develop such mineral resources. The period of validity of the exploration license can be extended by application and each extension can be for no more than two years. The annual use fee for an exploration license is RMB 100 per square kilometre for the first three years and increases by RMB 100 per square kilometre for each subsequent year, subject to a maximum fee of RMB 500 per square kilometre.

During the term of the exploration license, the licensee has the privileged priority to obtain mining rights to the mineral resources in the exploration area, provided that the licensee meets the qualifying conditions for mining rights owners. An exploration licensee has the rights, among others, to: (i) explore without interference within the area under license during the license term, (ii) construct the exploration facilities, and (iii) pass through other exploration areas and adjacent ground to access the licensed area.

After the licensee acquires the exploration license, the licensee is obliged to, among other things: (i) begin exploration within the prescribed term, (ii) explore according to a prescribed exploration work scheme, (iii) comply with State laws and regulations regarding labour safety, water and soil conservation, land reclamation and environmental protection, (iv) make detailed reports to local and other licensing authorities, (v) close and occlude the wells arising from exploration work, (vi) take other measures to protect against safety concerns after the exploration work is completed, and (vii) complete minimum exploration expenditures as required by the Regulations for Registering to Explore Resources Using the Block.

Mining Rights

In order to conduct mining activities, a CJV must also apply for a mining license from the MLR. Owners of mining rights, or "concessionaires", are granted a mining license to mine for a term of no more than ten to thirty years, depending on the magnitude or size of the mining project. A mining license owner may extend the term of a mining license with an application 30 days prior to expiration of the term. The annual use fee for a mining license is RMB 1,000 per square kilometre per year.

A mining license owner has the rights, among others, to: (i) conduct mining activities during the term and within the mining area prescribed by the mining license, (ii) sell mineral products (except for mineral products that the State Council has identified for unified purchase by designated units), (iii) construct production and living facilities within the mine area, and (iv) use the land necessary for production and construction, in accordance with applicable laws.

A mining license owner is required to, among other things: (i) conduct mine construction or mining activities within a defined time period, (ii) conduct efficient production, rational mining and comprehensive use of the mineral resources, (iii) pay resources tax and mineral resources compensation (royalties) pursuant to applicable laws, (iv) comply with State laws and regulations regarding labour safety, water and soil conservation, land reclamation and environmental protection, (v) be subject to the supervision and management by the departments in charge of geology and mineral resources, and (vi) complete and present mineral reserves forms and mineral resource development and use statistics reports, in accordance with applicable law.

Transfer of Exploration and Mining Rights

A mining company may transfer its exploration or mining licenses to others, subject to the approval of MLR.

An exploration license may only be transferred if the transferor has: (i) held the exploration license for two years after the date that the license was issued, or discovered minerals in the exploration block, which are able to be explored or mined further, (ii) a valid and subsisting exploration license, (iii) completed the stipulated minimum exploration expenditures, (iv) paid the user fees and the price for exploration rights pursuant to the relevant regulations, and (v) obtained the necessary approval from the authorized department in charge of the minerals.

Mining rights may only be transferred if the transferor needs to change the ownership of such mining rights because it is: (i) engaging in a merger or split, (ii) entering into equity or cooperative joint ventures with others, (iii) selling its enterprise assets, or (iv) engaging in a similar transaction that will result in an alteration of the property ownership of the enterprise.

Additionally, when state-owned assets or state funds are involved in a transfer of exploration licenses and mining licenses, the related state-owned assets rules and regulations apply and a proper evaluation report must be completed and filed with the MLR.

Speculation in exploration and mining rights is prohibited. The penalties for speculation are that the rights of the speculator may be revoked, illegal income from speculation confiscated and a fine levied.

Environmental Laws

In the past ten years, Chinese laws and policies regarding environmental protection have moved towards stricter compliance standards and stronger enforcement. In accordance with the Environmental Protection Law of the PRC adopted by the Standing Committee of the PRC National People's Congress on 26 December 1989, the General Administration of Environmental Protection Bureau under the State Council sets national environmental protection standards. The various local environmental protection bureaus may set stricter local standards for environmental protection. CJVs are required to comply with the stricter of the two standards.

The basic laws in China governing environmental protection in the mineral industry sector of the economy are the Environmental Protection Law and the Mineral Resources Law. Applicants for mining licenses must submit environmental impact assessments, and those projects that fail to meet environmental protection standards will not be granted licenses. In addition, after the exploration, a licensee must take further actions for environmental protection, such as performing water and soil maintenance. After the mining licenses have expired or a licensee stops mining during the license period and the mineral resources have not been fully developed, the licensee shall perform other obligations such as water and soil maintenance, land recovery and environmental protection in compliance with the original development scheme, or must pay the costs of land recovery and environmental protection. After closing the mine, the mining enterprise must perform water and soil maintenance, land recovery and environmental protection in compliance with mine closure approval reports, or must pay certain costs, which include the costs of land recovery and environmental protection.

Land and Construction

The holder of an exploration license or mining license should apply for land use right with MLR to conduct exploration or mining activities on the land covered by the exploration license or mining license. The license holder should file an application to MLR for the land use right with its exploration license or mining license. If the application is approved by the competent government authority, the MLR would issue an approval to the land use right applicant. Then, the local MLR would enter into a land use right contract with the license holder. The license holder should pay relevant price and fees in accordance with the contract and then obtain a land use right certificate from MLR. In practice, instead of obtaining a long-term land use right, an exploration license holder may apply for a temporary land use right, which would normally be valid for 2 years and may be renewed upon application.

The company should also apply for other zoning and construction permits to conduct construction on the land. PRC laws require a company to obtain the land zoning permit and construction zoning permit with the local zoning authorities under the Ministry of Construction (MOCON). Then, the company is required to enter into a construction contract with a qualified constructor and file the construction contract to the local construction authorities under the MOCON and obtain a construction permit. After the construction is completed, the company should apply for the construction authorities and related environmental and fire departments for the check and acceptance of the construction. Upon the pass of check and acceptance, the company should apply with local housing authorities to register the constructed buildings in its own name and obtain a housing ownership certificate.

Environmental Law

We are responsible for providing a safe working environment, not disrupting archaeological sites, and conducting our activities to prevent unnecessary damage to the area in which our mineral claim is located. At this time, we do not believe that the cost of compliance at the federal, state and local levels will be significant.

We intend to secure all necessary permits required for exploration. We anticipate no discharge of water into active streams, creeks, rivers, lakes or other bodies of water regulated by environmental law or regulation. We also anticipate that no endangered species will be disturbed. Restoration of the disturbed land will be completed according to law, and all holes, pits and shafts will be sealed upon abandonment of the mineral claims. It is difficult to estimate the cost of compliance with the environmental laws, because the full nature and extent of our proposed activities cannot be determined until we start our operations.

We believe we are in compliance with the environment laws, and that we will continue to be able to comply with such laws in the future.

Employees and Employment Agreements

We currently have one consultant, a geologist, supervising the exploration program in Mexico. We pay him a total of approximately $12,000 per month for his services during our exploration program. He is responsible for retaining the drilling contractor, having the core samples assayed, designing and engineering the mine and supervising the drill program, among other things. Core drilling costs already completed total approximately $500,000. Analyzing the core samples cost approximately $125,000. Vector Engineering Company has completed a NI 43-101 report at a cost of approximately $25,000. In addition to the foregoing, there are approximately 20 other employees in Mexico.

In China we have one employee serving as administrative staff member in our Beijing representative office. We pay him $2,000 per month.

Other than the foregoing, our only employee is Marc Hazout, our Chief Executive Officer, President and Director.  In addition, we have three consultants working in our head office in Toronto, an office administrator and manger, an information and technology and investor relations manager and a Chief Accounting Officer, being paid collectively a total of $18,000 per month.

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

Risks Relating To Our Operations

None of the properties in which we have an interest or the right to earn an interest has any known reserves.

None of the properties in which we have an interest or the right to earn an interest has any reserves. To date, we have engaged in only limited preliminary exploration activities on the properties. Accordingly, in which we do not have sufficient information upon which to assess the ultimate success of our exploration efforts. If we do not establish reserves, we may be required to curtail or suspend our operations, in which case the market value of our common stock may decline, and you may lose all or a portion of your investment.

Our current cash will only fund our business as currently planned for the next 3 months. We will need additional funding, either through equity or debt financings or partnering arrangements,  that could negatively affect us and our stock price.

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $12 million over the next 12 months to fund our anticipated capital requirements and our obligations under the agreements for the concessions in Cerro las Minitas, Mexico, the agreement with Sino-Top, and the agreement with Hubei Silver. Our agreement with Jaime Muguiro Pena required us to make a $100,000 payment on closing, with further payments totaling $350,000 made during 2006, along with 450,000 restricted common shares. Our agreement with Ramon Tomas Davila Flores required us to make a payment of closing at $245,000 along with 110,000 restricted common shares. Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing along with 2,000,000 restricted common shares; a further payment of $100,000 was paid on September 11, 2006, and we must make payments totaling $200,000 over the next 2 years. We estimate that we will need to raise approximately $5,300,000 to meet our obligations under the Cerro las Minitas agreements, as well as to continue with the exploration and mining of the properties throughout 2007. Our agreement with Silvia Villasenor Haro, the owner of Puro Corazon, required us to make payments of $50,000 at closing. In addition, we will require an additional $2,000,000 should we choose to exercise the option to purchase the mining concession from Silvia Villasenor Haro within 3 years or $3,000,000 within 5 years. We currently do not have arrangements in place to raise the capital to fund these obligations. All payments in Mexico were and are subject to Value Added Tax (V.A.T.) for which we are entitled to be refunded as a non-Mexican entity.

We invested approximately $536,030 into Sino-Top in 2006 and intend to invest approximately $3,000,000 into Sino-Top in 2007 towards exploration and property maintenance on the nine properties in the portfolio, with emphasis on bringing the Erbaohuo silver mine into production in 2007, and conducting advanced stage exploration on two properties (Zuanxinhu and Saihanaobao).We currently do not have arrangements in place to raise the capital to fund these obligations.

We have entered into a letter of intent to acquire a 60% equity interest in Hubei Silver in Hubei Province, China. The agreement will require us to pay approximately $2,400,000 in cash and issue restricted shares of our common stock valued at $1,600,000 for acquiring this interest on closing. We currently do not have arrangements in place to raise the capital to fund these obligations.

We have historically satisfied our working capital requirements through the private issuances of equity securities and from our chief executive officer. We will continue to seek additional funds through such channels and from collaboration and other arrangements with corporate partners. However, we may not be able to obtain adequate funds when needed or funding that is on terms acceptable to us. If we fail to obtain sufficient funds, we may need to delay, scale back or terminate some or all of our mining exploration programs.

We are an exploration stage company, and based on our negative cash flows from operating activities there is uncertainty as to our ability to continue as a going concern.

From inception, we have generated limited revenues and have experienced negative cash flows from operating losses. We anticipate continuing to incur such operating losses and negative cash flows for the foreseeable future, and to accumulate increasing deficits as we increase our expenditures for exploration and mining of minerals, infrastructure, research and development and general corporate purposes. Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability. Our history of operating losses and negative cash flows from operating activities will result in our continued dependence on external financing arrangements. In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure additional external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment. There is no guaranty that we will generate revenues or secure additional external financing. Our financial statements, which have been prepared in accordance with the United States GAAP, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern. See "Management's Plan of Operations".

The reports of independent auditors of our consolidated financial statements included in this annual report contain explanatory paragraphs which note our recurring operating losses since inception, our lack of capital and lack of long term contracts related to our business plans, and that these conditions give rise to substantial doubt about our ability to continue as a going concern. In the event that we are unable to successfully achieve future profitable operations and obtain additional sources of financing to sustain our operations, we may be unable to continue as a going concern. See "Management's Plan of Operation" and our consolidated financial statements and notes thereto included in this annual report.

We have a history of operating losses and we anticipate future losses.

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of approximately $8,236,169 and $584,879 respectively, for the fiscal years ended December 31, 2006 and 2005. We have accumulated losses since inception of approximately $11,358,574.  We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever. If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

Because our management does not have technical training or experience in exploring for, starting and operating an exploration program, we will have to hire personnel to conduct these efforts. If we can not effectively supervise or retain such personnel, we may have to suspend or cease operations, which will result in the loss of your investment.

Because our management is inexperienced with exploring for, starting and operating an exploration program, we hired new employees and contractors to perform surveying, exploration and excavation of mineral claims that we may acquire. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management must rely on the personnel it has hired or retained to assist them in making critical engineering and business decisions. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry if our management is unable to supervise and retain qualified personnel to carry out these tasks. As a result we may have to suspend or cease operations, which will result in the loss of your investment.

Our success also depends on our ability to hire and retain skilled operating, marketing, technical, financial and management personnel. In the mining sector, competition in connection with hiring and retaining skilled, dependable personnel is intense. We may not offer salaries or benefits that are competitive with those offered by our competitors, who may have significantly more resources when compared to us. As such, even if we were to succeed in hiring skilled personnel, we may not succeed in retaining them.

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

We have one individual who serves as our sole officer and sole director. We are entirely dependent upon him to conduct our operations. If he should resign or die, there will be no immediately available replacements. If that should occur our operations may be suspended or cease entirely until we find other persons, and our business and the results of operations would suffer.

Because we have only one individual serving as our sole officer and director who is responsible for our managerial and organizational structure, we do not have effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us.

One individual serves as both our sole officer and director. He is responsible for our managerial and organizational structure, which includes preparation of disclosure and accounting controls under the Sarbanes-Oxley Act of 2002. Our officer and director is responsible for the administration of the controls. Because he serves as the sole director and officer, he is incapable of creating and implementing the controls, which may subject us to sanctions and fines by the Securities and Exchange Commission, which ultimately could cause us to lose money and possibly to go out of business. See item 8a, Controls and Procedures elsewhere in this report.

Pursuant to Section 404 Of The Sarbanes-Oxley Act Of 2002 ("Section 404"), we will be required, beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007, to include in our annual reports on Form 10-KSB, our management's report on internal control over financial reporting and for the fiscal year ending December 31, 2008, the registered public accounting firm's attestation report on our management's assessment of our internal control over financial reporting.

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

We have not obtained title insurance for our properties. It is possible that the title to the properties in which we have our interest will be challenged or impugned. If such claims are successful, we may lose our interest in such properties.

Because all of our assets, our officer and our director are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us, our officer or our director.

All of our assets are located outside of the United States, the individual serving as both our sole officer and sole director is a national and/or resident of a country or countries other than the United States, and all or a substantial portion of such person's assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officer and director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce such judgments rendered by the courts of the United States. There is also uncertainty as to whether the courts of Canada or other jurisdictions would be competent to hear original actions brought in Canada or other jurisdictions against us or our officer and director predicated upon the securities laws of the United States or any state thereof.

Our President - Chief Executive Officer controls a significant percentage of our common stock.

As of May 14, 2007, Marc Hazout, our President and Chief Executive Officer, owned beneficially approximately 28% of our outstanding common stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

In addition, the submission and approval of environmental impact assessments may be required. Environmental legislation is evolving in a manner which means stricter standards; enforcement, fines and penalties for noncompliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations.

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

Decline in sliver prices may make it commercially infeasible for us to develop our property and may cause our stock price to decline.

The value and price of our common shares and warrants, our financial results, and our exploration, development and mining activities may be significantly adversely affected by declines in the price of silver and other precious metals. Silver prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of silver-producing countries throughout the world. The price of silver fluctuates in response to many factors, which are beyond anyone's prediction abilities. The prices used in making the estimates in our plans differ from daily prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated mineralized material quantities, which are affected by a number of additional factors. Because mining occurs over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons. Such reasons include a belief that the low price is temporary, and/or the expense incurred is greater when permanently closing a mine.

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

As of  May 14, 2007, the number of shares in the public float on the Over-The-Counter Bulletin Board in the U.S. is approximately 62,298,033. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability of a large number of shares.

The price of our common stock is volatile, which may cause investment losses for our shareholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.70 to a high of $2.85 on the Over-The-Counter Bulletin Board. The trading price of our common stock on the Over-The-Counter Bulletin Board is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management's attention and resources.

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

  provide monthly account statements showing the market value of each penny stock held in the customer's account; and

  make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock, and investors may find it more difficult to sell their shares.

ITEM 2.  DESCRIPTION OF PROPERTY

Erbaohuo

History: Silver was discovered in Erbaohuo following analysis by the Comprehensive Gross Exploration Department from 1989 to 1992, when exploration was carried out for the purpose of finding the necessary silver reserves projected to be required to satisfy China's growing industrial demands. A geological survey at scales of 1:10,000 and 1:2,000 has been completed. In 1992, the department committed the Nonferrous Metal Metallurgy Institute in Beijing to complete the primary metallurgical trial. In 1997, the department completed detailed geological survey work. From 1998 to 2002, exploration and development was carried out leading to the eventual mining of approximately 30,000 tons of ore with an average grade of 248.02 gpt silver at a cut-off grade of 200 gpt Ag.

Property Location: Erbaohuo is located at the common boundary of Keshiketeng county and Wenniute county in Inner Mongolia, within the Maoshandong village of Wenniute county. The property is about 13.85 km2.

Climate and Local Resources: The climate in the region is classified as plateau continent type, and November through April is the cold season. Annual rainfall occurs mainly in the month of June. Topography on the property ranges in elevation from 1,100m to 1,222m. Vegetation covers the shady slope of the hillsides. Farmers in the area plant various subsistence crops. The labor force in the area is plentiful. A 10kv electricity power net passes through the concession and the electrical power is adequate for mining purposes.

Mineralization: The main metallic minerals include the following: pyrolusite, psilomelane, limonite, pyrite, galena, sphalerite, chalcopyrite, and other silver related minerals.

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

Under the terms of the Purchase Agreement with Sr. Jaime Muguiro Peña, the Company has earned 100% interest in ten mining concessions (listed in Table 6.2) by payment of $450,000, plus 450,000 restricted common shares. All payments to Sr. Muguiro have been made.

Under the terms of the Purchase Agreement with Sr. & Sra. Ramon Davila Flores, the Company has earned 100% interest in five mining concessions (listed in Table 6.2) by payment of $245,000. All payments to Sr. and Sra. Flores have been made.

The company currently holds interest in a Production Lease with Option to Purchase the Puro Corazón Concession from the Villaseñor Family. That Lease was previously held by Minera Real Victoria. Silver Dragon Mining de Mexico, S.A. de C.V. has made $200,000 of the $400,000 payments to Minera Real Victoria to acquire full ownership of the Puro Corazón Lease with Option to Purchase. Two additional payments of $100,000 each will be paid to Minera Real Victoria on the first and second anniversaries of the signing of that contract to complete acquisition of the Lease. The payment also includes 2 million restricted common shares.

Until Silver Dragon Mining de Mexico, S.A. de C.V. exercises its option to purchase the Puro Corazón concession, it is obligated to pay monthly production or non-production royalties to the Villaseñor Family. Currently, the Company is paying a $3,500 per month non-production royalty to the Villaseñor Family. At such time as production commences from the Puro Corazón concession, the Company will then pay a $1.50 per ton royalty on production from the concession. Silver Dragon Mining de Mexico S.A. de C.V. has the option to purchase a 100% interest in the Puro Corazón concession for $2,000,000 if the purchase is made within the first three years of the lease term. After the first three years of the Lease term, the Company has the option to purchase the Puro Corazón concession for $3,000,000 within the following 2 years.

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

No reliable record of historic production have been found, but local miners and operators report that the mines have been active intermittently since the early 1960's. The properties have passed from hand to hand with no historical documentation. However, concessions covering the properties have been maintained in good standing since the early 60's.

The only two areas with significant exploitation in the district are the Santo Niño-Puro Corazón and La Bocona-Mina Piña areas, with a total estimated production by Enriquez (2005) of 1,200,000 metric tons with an estimated average grade of 350 g/t Ag and 1.5 g/t Au, 6.3% Pb, 5.6% Zn and about 1.0% Cu (Enriquez, 2005). Enriquez' estimate was based on the earlier work of Minas Bacis and additional sampling done by Minera Real Victoria.

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

The Consejo de Recursos Minerales (CRM) has been giving support to the miners in the area since 1977. In 1979, CRM completed 834.55m of diamond drilling in seven holes on the Mina Piña area, which belonged at that time to Mr. Santiago Valdez. Mr. Valdez exploited the mine until 1997, when he suspended operations due to the drop in metal prices. CRM discovered additional mineralization in their drilling, but no further exploration or development of those discoveries has been done. CRM delivered drill and assay data to the operators in the district without interpretation. Silver Dragon's exploration staff is in the process of compiling and analyzing that data.

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

From 1999 to 2000, Minerales Noranda, SA de CV (Noranda) optioned the properties and completed an exploration program including 861 soil and rock samples, an aeromagnetic survey covering the entire district, and seven widely-spaced diamond drill holes (3886 meters total) within the Cerro Las Minitas Dome. Results were encouraging but not up to Noranda's expectations and they abandoned the property. Unfortunately, the original Noranda data has not been found and all that has been located is fragmentary data presented in a summary report by Proyectos Minerales y Topografia, S.A. de C.V. (2001). Most of the core from Noranda's drilling has been located and a partial reexamination of that core has been made to confirm data used in estimating the inferred mineral resource reported herein. Continued re-examination of that core is ongoing, as Noranda's drill logs have not been recovered.

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

Silver Dragon Mining de Mexico, S.A. de C.V. signed agreements to acquire a 100% interest in the properties that now constitute the Company's holdings in the district in March, 2006. A combined reverse-circulation and diamond drilling program to test continuity of mineralization at depth commenced in May of 2006. Eleven holes were drilled for 2915 meters. Nine of the eleven holes have been sampled, logged and assayed. Analysis of the two remaining holes will be completed when geotechnical personnel are available.

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

Figure 9.1.1 Tectono-stratigraphic terranes of Mexico (from Campa and Coney 1983, 1987)

Cerro Las Minitas is located within the Parral tectono-stratigraphic terrane near the regional fault that marks the contact between the Parral terrane and the Sierra Madre Occidental terrane. The Parral terrane is characterized by a thick Late Mesozoic, miogeoclinal marine sequence deposited on a basement of Lower Mesozoic, eugeosynclinal sedimentary and volcanic strata. The Parral terrane is host to some of Mexico's larger Au, Ag, Pb, Zn and Cu replacement deposits, such as Santa Eulalia, Naica, Villardeña, San Martin and Santa Barbara.

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

District Geology

Portions of the geology of the northern portion of the Cerro Las Minitas concessions were mapped by the Consejo de Recursos Minerales (CRM) in 1988 and Noranda in 1999, and modified by Erme Enriquez in 2005 and Silver Dragon's consultants in 2006 (Figure 9.2.1). The geological setting and stratigraphy were originally defined by the Consejo de Recursos Minerales (1993).

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

From 1999 to 2000, Minerales Noranda, SA de CV (Noranda) optioned the properties and completed an exploration program including 861 soil and rock samples, an aeromagnetic survey covering the entire district, and seven diamond drill holes, for 3,886 meters, within the Cerro Las Minitas Dome. Results were encouraging but not up to Noranda's expectations and they abandoned the property. Unfortunately, the original Noranda data has not been found and all that has been located is summary data presented in a report by Proyectos Minerales y Topografia, S.A. de C.V. (2001).

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

A summary of the results of the CRM drilling is presented in Table 13.1 and the locations of the drill holes are shown in Figure 13.1. The results of CRM drilling have not been verified because the original drilling samples are not available, and thus the samples cannot be retested for verification. The length of drill hole intercepts is reported as down-hole length only. True thicknesses of intercepts have not been calculated. True thicknesses of intercepts have not been calculated because the original drill logs are not available for analysis

588000 E
588500 E
2,711500 N
2,711000 N
CRM
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

Figure 13.1 Location Map – CRM Drill Holes

From 1999 to 2000, Minerales Noranda, SA de CV (Noranda) optioned the properties and completed a drilling program consisting of seven widely-spaced diamond drill holes, for 3,886 meters, within the Cerro Las Minitas Dome. Results were encouraging but not up to Noranda's expectations and they abandoned the property. Unfortunately, the original Noranda data has not been found and all that has been located is summary data presented in a report by Proyectos Minerales y Topografia, S.A. de C.V. (2001). Most of the core from Noranda's drilling has been located and a partial re-examination of that core has been made to confirm data used in estimating the inferred mineral resource reported herein. Continued re-examination of that core is ongoing, as Noranda's drill logs have not been recovered. A summary of the results of Noranda's drilling are presented in Table 13.3 and the location of Noranda's drill holes is shown in Figure 13.2. The results of Minerales Noranda drilling have not been verified because the original drilling samples are not available, and thus the samples cannot be retested for verification. The length of drill hole intercepts is reported as down-hole length only. True thicknesses of intercepts have not been calculated because the original drill logs are not available for analysis.

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

A summary of Silver Dragon's drill results is presented in Table 13.4 and the location of those drill holes is shown in Figure 13.2. The results of selected portions of Silver Dragon's drilling has been verified, and is discussed in Item16 Data Verification. The length of drill hole intercepts is reported as down-hole length only. True thicknesses of intercepts have not been calculated. Nine of the eleven holes drilled have been logged, sampled and assayed. Analysis of the two remaining holes is pending availability of qualified geotechnical personnel. On the basis of interpretation of data in hand, the Company has planned an aggressive exploration and development program for 2007.

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

Verification Samples

Lab Accreditation: Vector's 10 verification samples were delivered to ALS Chemex Laboratories in Vancouver, B.C., Canada which is ISO 9002 and ISO 9001:2000 certified. The coarse rejects from Chemex Vancouver were submitted to American Assay Laboratories in Reno, Nevada which is under the direction of a Certified Arizona Assayer. A set of 13 pulps from previous drill sample analysis was delivered to Vector and submitted to Florin Analytical Services in Reno, Nevada, which is a Nevada accredited laboratory.

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

Security: All 10 verification samples were collected by Vector and assigned an individual sample number (1001 through 1010), and the individual sample bags were tied secure. The samples were then transported by vehicle in Vector's presence to Guadalupe Victoria, where they were shipped directly to ALS Chemex in Guadalajara and then to ALS Chemex in Vancouver, B.C., Canada. No security seals were compromised in the presence of Vector.

Statement of Adequacy: It is Vector's opinion that the sampling, sample preparation, analytical procedures, and security of the 10 samples collected by Craig L. Parkinson, P.Geo are acceptable and of professional quality.

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

Verification Statement: It is the author's opinion that the basic data package on the Cerro Las Minitas property is reliable and represents professional-level work. The presence of significant silver, lead, zinc, and copper mineralization of economic interest is confirmed.

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

MINERAL PROCESSING AND METALLURGICAL TESTING

Although artisanal miners have been producing ore from Cerro Las Minitas since the early 1960's, no reliable records of either production or mineral processing data have yet been found. Enriquez (2005) reported that historical recoveries from sulfide ores treated by flotation are on the order of 85% for silver, 75% for gold, 65% for lead, and 75% for zinc. Enriquez did not present any supporting data for the recovery data.

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

ITEM 3.  LEGAL PROCEEDINGS

As of May 14, 2007, management is not aware of any legal proceedings in which we are a party, as plaintiff or defendant, or which involve any of our properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year ended December 31, 2006, as required to be reported upon by the Company in response to this Item 4.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "SDRG." The following table shows the quarterly high and low trade prices on the Over-the-Counter Bulletin Board. The prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

The first trades of our shares on the Over-The-Counter Bulletin Board started January 1, 2001, and trading has been very limited since then; there can be no assurance that a viable and active trading market will develop. There can be no assurance that even if a market were developed for our shares, there will be a sufficient market so that holders of common stock will be able to sell their shares, or with respect to any price at which holders may be able to sell their shares. Future trading prices of our common stock will depend on many factors, including, among others, our operating results and the market for similar securities.

The following sets forth information relating to the trading of our common stock on the Over-The-Counter Bulletin Board.

	Sales Price on the Over-The-Counter Bulletin Board ($)
	High	Low
Fiscal Year Ended December 31, 2005
First Quarter........................................	$0.38	$0.04
Second Quarter...................................	$0.38	$0.10
Third Quarter......................................	$0.18	$0.085
Fourth Quarter....................................	$0.51	$0.09

Fiscal Year Ended December 31, 2006
First Quarter........................................	$1.94	$0.43
Second Quarter...................................	$1.35	$0.83
Third Quarter......................................	$1.79	$0.70
Fourth Quarter....................................	$2.46	$1.10

On May 11, 2007, the closing trade price of our common stock as reported on the Bulletin Board was $1.99 per share. On that date, there were approximately 177 shareholders of record of our common stock.

We have never paid and do not intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors.

Descriptions of sales of unregistered securities during 2006, not previously reported on the Company’s 10-QSB

On October 13, 2006, we closed a private placement totaling 2,513,000 units at $1.00 per unit for gross proceeds of $2,513,000. Each unit consists of one share of our common stock and share purchase warrants.  One class A warrant was issued for every two units and will entitle the holder to purchase an additional share of our common stock at any time over a period of two years from the closing date at an exercise price of $2.00 per share.  One class B warrant was issued for every two units and will entitle the holder to purchase an additional share of our common stock at any time over a period of two years from the closing date at an exercise price of $5.00 per share.

On November 9, 2006, we entered into a private placement totaling 500,000 units at $1.00 per unit for gross proceeds of $500,000. Each unit consists of one share of our common stock and share purchase warrants.  One class A warrant was issued for every two units and will entitle the holder to purchase an additional share of our common stock at any time over a period of five years from the closing date at an exercise price of $2.00 per share.  One class B warrant was issued for every two units and will entitle the holder to purchase an additional share of our common stock at any time over a period of five years from the closing date at an exercise price of $5.00.  Two class C warrants were issued for each unit issued on closing.  The per warrant share exercise price to acquire a share of our common stock is $1.00 and is exercisable until one year from the closing date.  With respect to class C warrants, if certain conditions are met we may force the holder to exercise the warrants in full or in part at the exercise price of $1.00 per Share within one year of the closing date. If the holder fails to timely pay the exercise price, we may cancel a corresponding amount of class C warrants held by such holder.   In connection with the private placement closed on November 9, 2006, we paid our broker, Dragonfly Capital Partners LLC, a cash fee in the amount of $35,000 and issued class A and B common stock purchase warrants.  The class A and class B common stock purchase warrants will each entitle the holder to purchase 17,500 common shares at any time for a period of five years from the date of the closing at an exercise price of $2.00 and $5.00 per share, respectively.

On December 29, 2006, we closed a private placement totaling 2,987,000 units at $1.00 per unit for gross proceeds of $2,987,000. Each unit consists of one share of our common stock and share purchase warrants.  One class A warrant was issued for every two units and will entitle the holder to purchase an additional share of our common stock at any time over a period of two years from the closing date at an exercise price of $2.00 per share.  One class B warrant was issued for every two units and will entitle the holder to purchase an additional share of our common stock at any time over a period of two years from the closing date at an exercise price of $5.00 per share.

The forgoing transactions were made in accordance with section 4(2) and/or Rule 506 of Regulation D under the 1933 Act.

ITEM 6.  MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following management's plan of operation together with our financial statements and related notes appearing elsewhere in this report. This management's plan of operation contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Plan of Operation

Overview.

Our primary objective is to explore for silver minerals and, if warranted, to develop those existing mineral properties. Our secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance our exploration and development through equity financing, by way of joint venture or option agreements or through a combination of both.

Plans for the Year 2007.

Our property in China has been and is being aggressively drilled. A test operation has commenced to provide basic data on design, ore dressing and business profits to be used in planning for future large-scale production. Geologic mapping, trenching and drilling work is underway for three of the properties known as Saihanaobao, Zhuanxinhu and Laopandao Beihou. We expect an initial NI 43-101 report on the Erbaohuo property to be released in the first quarter of 2007.

We will also focus on the acquisition from Hubei Silver and Cistex of a 60% equity interest in Hubei Silver which holds the exploration and mining rights to the Hubei Silver Mine located in Zhushan County, Shiyan City, Hubei Province, China. The acquisition is subject to a number of conditions including, but not limited to, the delivery by Hubei Silver of all geological and technical data related to the mine, an audit of Hubei Silver and an evaluation of its assets based on U.S. GAAP valuation methods and the execution of a definitive agreement. The purchase price, subject to confirmation of the value of Hubei Silver's assets, is approximately $2.4 million in cash along with shares of restricted common stock of Silver Dragon valued at $1.6 million on closing.

Our mining and exploitation activities in Mexico are in the exploration stage. We are in the process of exploring the concessions through drilling, trenching and drifting. Our objective is to find new ore bodies and expand the resource of the existing ore bodies. There are currently four mining shafts, which were used to extract underground ore in the past. We are planning to build a ramp directly to the main ore body in order to extract the ore daily and load it onto trucks for transport to a processing plant. An initial NI 43-101 report has been completed and concluded that the exploration done by Silver Dragon Mexico during 2006 indicates that the potential resources inferred there justify the cost of further exploration and development. The cost of this report was approximately $25,000.

The NI 43-101 report recommends a program of detailed geologic mapping, surface geochemical sampling and ground magnetic sampling to collect the basic geotechnical information that will be necessary to support an effective exploration and development program at Cerro Las Minitas. The program will include geologic mapping of the entire outcropping portion of the Cerro Las Minitas Dome at a scale of 1:2000, with more detailed mapping in areas of special interest, and definition of project stratigraphy in detail from examination of exposures and drill core. Additionally, the program will include reconnaissance geochemical soil and rock sampling and ground magnetic surveying to cover the entire property. This first phase program will include drilling 30 diamond drill holes from surface (4500 meters) to develop oxide resources identified on the property and an additional six diamond drill holes (1200 meters) drilled from underground in the Puro Corazón mine to further develop discoveries of sulfide mineralization made during the 2006 drilling program. The goals of this program are:

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

We expect the cost of exploration activities, mine development and administration costs in Mexico over the next 12 months to be approximately $5,300,000.

Cash Requirements.

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $12 million over the next 12 months to fund our anticipated capital requirements and our obligations under the agreements for the concessions in Cerro las Minitas, Mexico, the agreement with Sino-Top, and the agreement with Hubei Silver, as well as the costs of exploration, mine development and administration.

Our agreement with Jaime Muguiro Pena required us to make a $450,000 payment along with 450,000 common shares in 2006.  Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing along with 2,000,000 common shares in 2006, a further payment of $100,000 on September 11, 2006, as well as payments totaling $200,000 over the next the next 2 years. We estimate that we will need to raise approximately $5,300,000 to meet our obligations under the Cerro las Minitas agreements, as well as to continue with the exploration and mining of the properties throughout 2007. In addition, we will require an additional $2,000,000 should we choose to exercise the option to purchase the mining concession from Silvia Villasenor Haro within 3 years, or $3,000,000 within 5 years. We currently do not have arrangements in place to raise the capital to fund these obligations.

Our agreement with Sino Silver and Sino-Top required us to make a $150,000 payment on closing, with a further payment of $100,000 on May 20, 2006, and a balance of $400,000, which was paid on November 7, 2006 when we received approval to the transaction by authorities in China. In addition, we have advanced an additional $536,030 to Sino-Top in 2006 for further exploration of the mining properties, and we estimate that we will require a minimum of $2,000,000 for exploration and mining through the end of 2007.

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

Results of Operation for the Year Ended December 31, 2006 and 2005

Revenues and Losses

During the years ended December 31, 2006 and 2005, we did not have any revenues.

During the years ended December 31, 2006 and 2005, we incurred operating expenses of  $ 7,656,027  and $ 585,658 respectively.  Increases were in all areas including:

Professional fees (legal and audit) were due to increased disclosure requirements and filings, and negotiation and acquisitions of properties in Mexico and China.

The Company retained consulting services for strategic planning in Mexico and China.

Advertising and promotion expenses as the company invested in brand awareness of the Company name and strategy in the public marketplace.

General expenses as the Company set up offices in Mexico and China to manage the acquisitions.

Management fees reflecting the Chief Executive Officier's new employment contract with higher salary and performance bonus for acquiring the Mexican properties, in addition to a bonus for negotiating the Chinese property acquisition.

During the years ended December 31, 2006 and 2005, we incurred net other income of $6,776 and $779, respectively, which relates to interest income and dividends received.  In addition, in 2006 we incurred losses of $389,365 on the sale of marketable securities and abandoned the Linear Gold project in Mexico, and incurred losses of $302,755.

During the years ended December 31, 2006 and 2005, we reported a net loss of $8,236,169 and $584,879 respectively. The reason for the increase in 2006 is due to factors discussed above.

Liquidity and Capital Resources

As of December 31, 2006, we had $2,920,592 in cash and $398,323 in other receivables (which represented VAT refunds receivable and employee loans). In addition, we had $28,585 in related party advances, and accounts payable and accrued liabilities totaling of $363,975 for a working capital surplus of $3,607,705 compare to a working capital deficit of ($195,655) in 2005. During 2006, we have been dependent on the issuance of common stock to satisfy expenses.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, we incurred a large net operating loss in the year ended December 31, 2006, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about our ability to continue as a going concern. Our management has provided operating capital to us and has developed a plan to raise additional capital. Our ability to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Liquidity and Capital Resources

We will need additional capital in order to finance the acquisition from Hubei Silver, our obligations to Sino-Top, and the acquired properties in Cerro Las Minitas, Mexico, as well as to continue our attempt to acquire viable businesses and properties and to finance the administrative costs including but not limited to legal and accounting fees. Our management is seeking additional capital. However, there is no assurance that this needed capital can be raised on terms acceptable to us.

Going Concern

As of December 31, 2006, we had an accumulated deficit of $11,358,574. Our continuation as a going concern is uncertain and dependent on successfully achieving future profitable operations and obtaining additional sources of financing to sustain our operations. In the event we cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of our products and services. We plan to pursue additional financing; however there can be no assurance that we will be able to secure financing when needed or obtain such on terms satisfactory to us, if at all.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are attached hereto as Exhibit A.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Termination of Prior Independent Accountants

By resolution adopted on January 24, 2006, our board of directors elected to change independent accountants. The independent accounting firm of Moore Stephens Cooper Molyneux LLP notified us on January 24, 2006 that they were terminating their registration with the Public Company Accounting Oversight Board and therefore, were resigning as our accountants. The independent auditors report on the consolidated financial statements for the two years ended December 31, 2003 and December 31, 2004, and the subsequent periods preceding December 31, 2005 contained no adverse opinion, no disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that each report issued by Moore Stephens Cooper Molyneux LLP for the years ended December 31, 2004 and 2003, and the interim periods ended March 31, 2005, June 30, 2005 and September 30, 2005 respectively raised substantial doubt about our ability to continue as a going concern. In connection with the audits of our consolidated financial statements for each of the two years ended December 31, 2003 and December 31, 2004, and during any subsequent interim periods preceding December 31, 2005, as well as the period up to and including January 24, 2006, there have been no disagreements with Moore Stephens Cooper Molyneux LLP on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which if not resolved to the satisfaction of Moore Stephens Cooper Molyneux LLP would have caused Moore Stephens Cooper Molyneux LLP to make reference to the subject matter of the disagreements in connection with their reports.

Engagement of New Independent Accountants

On January 24, 2006, our board of directors engaged SF Partnership LLP, 4950 Yonge Street, Suite 400 Toronto, Ontario, M2N 6K1 as our new independent auditors (the "new" accounting firm) to audit our financial statements. During the two most recent fiscal years and the subsequent interim periods prior to the engagement of the new accounting firm, we did not consult with the new accounting firm with regard to any of the matters listed in Regulation S-B items 304 (a) (2) (i) or (ii).

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

Marc Hazout has served as Chief Executive Officer and President of the Company since June 1, 2002. Mr. Hazout has served as a director of the Company since June 1, 2002, and has served as the sole director of the Company since September 21, 2002. As of March 30, 2007, Mr. Hazout beneficially owned 28% of the shares of the common stock of the Company ("Company Shares").

Mr. Hazout has served as the Chief Executive Officer and President of TII since June 25, 1998. Mr. Hazout has served as sole director of TII since June 25, 1998. As of March 30, 2007, Mr. Hazout beneficially owned 100% of the shares of the capital stock of TII.

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
(vii) 1,500 shares on November 11, 2006 at an aggregate purchase price of $54,139.95

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
(vi) 2,500 shares on September 26, 2006 for aggregate proceeds of $97,185.00;
(vii) 2,500 shares on October 4, 2006 for aggregate proceeds of $91,250.25;
(viii) 5,000 shares on October 27, 2006 for aggregate proceeds of $184,060.21;
(ix) 1,500 shares on November 3, 2006 for aggregate proceeds of $54,274.00;
(x) 10,000 shares on November 14, 2006 for aggregate proceeds of $349,186.00;
(xi) 10,000 shares on November 24, 2006 for aggregate proceeds of $369,763.59

Mr. Hazout subsequently directed the sale by TII of all of the ETF shares at an aggregate sale price of $308,378.52 on August 16, and 21, 2006.

Mr. Hazout directed the investment by TII in a total of 50,000 shares of First Majestic Resource Corp. on November 15, 2006, at an aggregate purchase price of $160,562 from the cash proceeds of the aforementioned sales. Mr. Hazout subsequently directed the sale by TII of all of the First Majestic shares on November 23, 2006 at an aggregate sale price of $154,525.

Mr. Hazout directed the investment by TII in a total of 276,545 Company Shares using $392,830 from the cash proceeds from the aforementioned sales as more particularly described below:

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

On November 20, 2006, Mr. Hazout directed TII to liquidate all the remaining shares of Qualcomm and First Majestic as detailed above, in order to return the proceeds in TII's account, which constituted all of the proceeds of disposition in the Company's account with TII less the margin amount and interest, to the Company. In addition, Mr. Hazout directed TII to order a stock certificate for the 200,000 Company Shares. Mr. Hazout received the certificate for the 200,000 Company Shares on January 23, 2007 and immediately effectuated its transfer to the Company’s treasury for cancellation.  Mr. Hazout reported this on a Form 4 filed with the SEC on February 8, 2007.

Of the $1 Million which TII had been provided in trust, approximately $187,000 has been return to the Company. Neither Mr. Hazout, nor TII received any fees or commissions as a result of TII's trusteeship as described herein.

The Company is taking actions to prevent the recurrence of events of this nature in the future, including hiring an Acting Chief Accounting Officer to oversee the financial operations of the Company, as well as to appoint additional members to the Board of Directors. Under the supervision and with the participation of our management, including our Chief Executive Office and acting Chief Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of December 31, 2006 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and acting Chief Accounting Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective in timely alerting them to material information relating to us required to be included in our periodic SEC filings, on the basis of our delay in filing this annual report and for our acquisition of assets in Mexico and China for which we were ill equipped to deal with the disclosure required on a timely basis.

Except as discussed above, there has been no change in the Company’s internal  control over  financial  reporting  during the  Company’s fourth fiscal quarter covered by this report that  has  materially  affected,  or is  reasonably  likely  to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Significant Employees

The following sets forth information concerning our current directors, executive officers and significant employees. Each director has been elected to serve until our next annual meeting of shareholders and until his successor has been elected and qualified. Each executive officer serves at the discretion of our board of directors.

Name	Age	Position
Marc Hazout	42	Chief Executive Officer, President and Director

Marc M. Hazout has been our President, Chief Executive Officer and a director since June 1, 2002. From 1985 to 1987, Mr. Hazout was the Canadian licensee and franchisee for a multinational clothing manufacturer and retailer. From 1987 to 1991, Mr. Hazout established a private label apparel manufacturing and retailing company. From 1991 to 1998, Mr. Hazout developed, owned and operated entertainment complexes in Toronto. Mr. Hazout attended The Canadian Securities Institute from 1998-2000 and in 1999 worked as an equity trader for Swift Trade Securities Inc. in Toronto. Mr. Hazout studied International Relations and Economics at York University in Toronto from 1983 to 1985. Mr. Hazout completed the Real Estate Licensing Course at Humber College in Toronto in 1984.

Since 1998, Mr. Hazout has been President and Chief Executive Officer of Travellers International Inc., an investment and merchant banking firm headquartered in Toronto. Mr. Hazout has served as sole director of Travellers International, Inc. since June 25, 1998. As of May 14, 2007, Mr. Hazout beneficially owned 100% of the shares of the capital stock of Travellers International, Inc.

Donald J. Robinson, Ph.D served on the board of the Company from March 28, 2005 until January 30, 2006, when he resigned due to his time commitments as President and Director of Eastmain Resources. There was no disagreement between Dr. Robinson and the Company on any matter relating to the Company's operations, policies or practices. Dr. Robinson did not resign for cause.

No director or officer has been involved in legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of the copies of Forms 3, 4, and 5, as applicable, and amendments thereto, provided to the Company and the written representations of its directors, executive officers and 10% stockholders, the Company believes that, during the fiscal year 2006, its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

Code of Ethics and Policy Regarding Consideration of Director Candidates Recommended by Stockholders

Currently, we have only limited business operations and only one director and one officer and, therefore, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Audit Committee

We have only one director and therefore do not have an audit committee or an audit committee financial expert.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended December 31, 2006 and 2005 of the person who was, at May 14, 2007 the chief executive officer (the "named officer").

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position		($)	($)	($)	($)	($)	($)	($)	($)

Marc	2006	$288,000	-					1,302,780*	1,586,300
Hazout,
Director,
President	2005	$252,000	-					None	252,000
and Chief
Executive
Officer	2004	$252,000	-					None	252,000

 *Travellers International Inc. (“Travellers”) received 1,000,000 restricted common shares valued at $0.6478/share, being Marc Hazout’s signing bonus with respect to his Employment Agreement.  Travellers received another 1,000,000 restricted common shares valued at $0.6551/share in consideration for Marc Hazout successfully completed the transaction in Cerro las Minitas, Mexico.  Marc Hazout is the sole director, officer and shareholder of Travellers

We awarded no stock purchase options, or any other rights to any of our directors or officers in fiscal years ended December 31, 2006 and December 31, 2005. We do not have a Long-Term Incentive Plan.

Equity Compensation Plan Information

The Company had no equity compensation plan in 2006.

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

Compensation of Directors

Directors are reimbursed for any reasonable expenses incurred in the connection with attendance at board or committee meetings or any expenses generated in connection with the performance of services on the behalf of the us.  We currently have one director who is also our president and chief executive officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the common stock beneficially owned by (1) our directors and named executive officers, (2) persons known by us to beneficially own, individually, or as a group, more than 5% of our outstanding common stock as of April 13, 2007 and (3) all of our current directors and executive officers as a group. For the purposes of the information provided below, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and, for each person, includes shares that person has the right to acquire within 60 days following April 13, 2007 subject to options, warrants, or similar instruments. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares	% Shares (1)
Marc Hazout (2) Suite 803 5160 Yonge Street Toronto, Ontario, M2N 6L9	17,221,751	27.6%
Officers and Directors as a group	17,221,751	27.6%

(1) Based on 62,298,033 shares issued and outstanding as of May 14, 2007 .
(2) Owned by Travellers International, Inc. solely owned by Mr. Hazout. Mr. Hazout is the President and CEO of Travellers.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 8 and November 5, 2004, we issued to Travellers International, Inc. ("Travellers") 375,000 shares of the common stock and 200,000 shares of the common stock, respectively, in settlement of payables of $25,000 due to Mr. Hazout. Mr. Hazout is the President and the Chief Executive Officer of Travellers, an investment and merchant banking firm headquartered in Toronto, since June 25, 1998. Mr. Hazout has served as sole director of Travellers since June 25, 1998. As of May 14, 2007, Mr. Hazout beneficially owned 100% of the shares of the capital stock of Travellers.

Marc Hazout has served as our Chief Executive Officer and President of since June 1, 2002. Mr. Hazout has served as a director for us since June 1, 2002, and has served as our sole director since September 21, 2002. As of April 13, 2007, Mr. Hazout beneficially owned approximately 27.7% of the shares our common stock.

On March 31, 2005, we issued Travellers 3,254,018 shares of the common stock in settlement of accrued and outstanding salary and expenses of $813,504.54 ($864,000 minus short swing profits owing to us in the sum of $50,495.46) due to Mr. Hazout pursuant to his Employment Agreement dated July 10, 2002.

On January 10, 2006 we issued Travellers 1,000,000 shares of common stock pursuant to the terms of the Employment Agreement dated November 15, 2005 with Marc Hazout.

On March 1, 2006 we issued Travellers 1,000,000 restricted common shares in consideration for its assistance to the Company in the acquisition of the mining rights in Cerro las Minitas, Mexico.

On May 15, 2006, we entered into a trust arrangement with Travellers for the deposit by us of $1,000,000 for the purposes of investing on behalf of us. We had received proceeds of an equity financing to be used towards our obligations in Mexico and China over the next several months. As part of the investment, Mr. Hazout directed Travellers to purchase a total of 276,545 shares of our common stock using $392,830 as described below:

(i)    50,000 shares of common stock on August 11, 2006 at an aggregate purchase price of $50,000;

(ii)   50,000 shares of common stock on August 22, 2006 at an aggregate purchase price of $63,237;

(iii)  45,000 shares of common stock on September 20, 2006 at an aggregate purchase price of $55,439;

(iv)  20,000 shares of common stock on September 25, 2006 at an aggregate purchase price of $24,090; and

(v)   35,000 shares of common stock on September 26, 2006 at an aggregate purchase price of $41,185.

The first of the three foregoing purchases on Form 4s were filed for Mr. Hazout with the Securities and Exchange Commission ("SEC") on August 10, 2006, August 21, 2006 and September 19, 2006, respectively. Mr. Hazout reported the last two of the foregoing purchases on a Form 4 filed with the SEC on September 22, 2006.

In course of working on our Form 10-QSB for the third quarter, SF Partnership, LLP, our independent auditors, notified us on November 8, 2006 that the above-mentioned transactions may be determined to be in violation of the Sarbanes-Oxley Act of 2002, namely, Section 402 of this Act.

On November 20, 2006, Mr. Hazout directed Travellers to order a stock certificate for the 200,000 shares of our common stock. This stock certificate has been delivered to us and we have subsequently cancelled the stock certificate and returned it to treasury.

Of the $1,000,000 which Travellers had been provided in trust, $187,000, the approximate balance in Travellers' brokerage account has been returned to us. Neither Mr. Hazout nor Travellers received any fees or commissions as a result of Travellers' trusteeship.

We are taking steps to prevent the recurrence of events of this nature in the future, including hiring a Chief Accounting Officer to oversee the financial operations of the Company, as well as to appoint additional members to the Board of Directors.

ITEM 13.  EXHIBITS

(a)   The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

Exhibit No.	Name of Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
4.1	Form of Subscription Agreement dated March 23, 2006 between Silver Dragon Resources Inc. and Heller Capital Investments LLC (3)
4.2	Form of Class A Common Stock Purchase Warrant issued to Heller Capital Investments LLC (4)
4.3	Form of Class B Common Stock Purchase Warrant issued to Heller Capital Investments LLC (4)
4.4	Subscription Agreement dated November 9, 2006 between Silver Dragon Resources, Inc. and Alpha Capital Anstalt (5)
4.5	Form of Class A Common Stock Purchase Warrant issued to Alpha Capital Anstalt (5)
4.6	Form of Class B Common Stock Purchase Warrant issued to Alpha Capital Anstalt (5)
4.7	Form of Class C Common Stock Purchase Warrant issued to Alpha Capital Anstalt (5)
10.1	Assignment of Rights of Mining Concessions Agreement between Silver Dragon Mining De Mexico, S.A. de C.V. and Jamie Mugurio Pena (6)
10.2	Assets Bailment Agreement dated March 2, 2006 by and between Silver Dragon Mining De Mexico, S.A. de C.V. and Jaime Mugurio Pena (6)

10.3	Assets Purchase Agreement dated March 2, 2006 by and between Silver Dragon Mining De Mexico, S.A. de C.V. and Ramon Tomas Davila Flores (6)
10.4	Asset Purchase Agreement between Silver Dragon Mining De Mexico, S.A., de C.V. and Ramon Tomas Davila (6)
10.5	Assignment of Rights of Mining Concessions Agreement dated March 8, 2006 by and between Silver Dragon Mining De Mexico, S.A. de C.V. and Minera Real Victoria S.A. de C.V.(6)
10.6	Addendum to the Mining Exploration and Exploitation Agreement dated March 9, 2006 by and between Silver Dragon Mining de Mexico , S.A. de C.V. and Silvia Villasenor Haro (6)
10.7	Asset Purchase Agreement dated as of March 16, 2006 among Silver Dragon Resources, Inc., Sino Silver Corp. and Sanhe Sino-Top Resources and Technologies, Ltd. (7)
10.8	Strategic Cooperation Agreement dated July 26, 2006, between Silver Dragon Resources, Inc. and Tianjin North China Exploration Bureau (4)
10.9	Employment Agreement dated November 15, 2005 between Silver Dragon Resources, Inc. and Marc Hazout (management contract) (4)
10.10	Declaration of Trust dated August 16, 2006 between Silver Dragon Resources, Inc. and Travellers International Inc. (4)

11	Statement re: computation of per share earnings (9)
16.1	Letters from Moore Stephens Cooper Modyneux LLP on change in certifying accountants (10)
21	Subsidiaries of the Company
23.1	Consent of SF Partnership, LLP, Chartered Accountants
23.2	Consent of Craig L. Parkinson, P. Geo
23.3	Consent of Douglas R. Wood II, P. Geo
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Acting Chief Accounting Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Acting Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to Form 10-SB filed on February 23, 2000.

(2)   Incorporated by reference to Form 10-SB/A filed on July 17, 2003.

(3)   Incorporated by reference to Form 8-K/A filed December 14, 2006.

(4)   Incorporated by reference to Form SB-2/A filed March 21, 2007.

(5)   Incorporated by reference to Form 8-K filed December 5, 2006.

(6)   Incorporated by reference to Form 8-K filed on March 20, 2006.

(7)   Incorporated by reference to Form 8-K filed March 24, 2006.

(8)   Incorporated by reference to Form S-8 filed May 17, 2002.

(9)   Included within financial statements attached hereto as Exhibit A.

(10)   Incorporated by reference to Form 8-K filed January 27, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by SF Partnership LLP, the principal accountant, was $20,000 for 2005 and $ 135,000 for 2006.

Audit-Related Fees were nil for 2005 and $ 26,000 for 2006.

Tax Fees were nil for 2005 and 2006

All Other Fees were nil for 2005 and 2006.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Date: May 15, 2007	/s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer

SILVER DRAGON RESOURCES INC.

Date: May 15, 2007	/s/ Kirk Boyd
Kirk Boyd, Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2007	/s/ Marc Hazout
Marc Hazout, Director

Exhibit A

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

(Restated)

CONTENTS

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as at December 31, 2006 and 2005	2

Consolidated Statements of Operations for the Years Ended December 31,
2006, and 2005, and Cumulative for the Period from June 15, 1996, [Date
of Inception] Through to December 31, 2006	3-4

Consolidated Statements of Stockholders' Equity for the Period from June
15, 1996 [Date of Inception] Through to December 31, 2006	5-7

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006, and 2005, and Cumulative for the Period from
June 15, 1996, [Date of Inception] Through to December 31, 2006	8-9

Notes to Consolidated Financial Statements	10-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of

Silver Dragon Resources Inc. and Subsidiaries

(Formerly American Entertainment & Animation Corporation)

We have audited the accompanying consolidated balance sheets of Silver Dragon Resources Inc., and Subsidiaries (a Delaware corporation in the exploration stage) as of December 31, 2006 and 2005, and the consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2006, and cumulative from inception (June 15, 1996) through December 31, 2006, except as explained as follows: we did not audit the cumulative data from June 15, 1996 to December 31, 2004. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2004, is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Dragon Resources Inc., and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2 to the consolidated financial statements, the Company has experienced operating losses since inception and has no long term contracts related to its business plans.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in note 16 to the consolidated financial statements, the accompanying consolidated financial statements of the Company as at December 31, 2005 and for the year then ended have been restated. We therefore withdraw our previous reports dated March 27, 2006 and October 10, 2006 on those financial statements originally filed.

Toronto, Canada	SF Partnership, LLP
April 24, 2007	CHARTERED ACCOUNTANTS

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)
Consolidated Balance Sheets
December 31, 2006 and 2005		(Restated note 16)
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$ 2,920,592	$ 303
Other receivable (note 8)	398,323	-
Current portion of deferred expenses (note 7)	681,354	-
Total Current Assets	4,000,269	303
Deferred Expenses	463,606	-
Advances to Related Party (note 8)	37,771	-
Property and Equipment, net (note 5)	249,092	-
Mineral Rights (note 6)	6,316,897	600,126
Deferred Offering Cost	50,000	-

Total Assets	$ 11,117,635	$ 600,429

LIABILITIES
Current Liabilities
Accounts payable	$ 137,110	$ 99,164
Accrued liabilities	226,865	40,273
Advances from related party (note 8)	28,585	56,521
Total Current Liabilities	392,560	195,958

Total Liabilities	392,560	195,958

Minority Interest	111,302	-
Commitments and Contingencies (note 13)
STOCKHOLDERS’ EQUITY

Capital Stock (note 7)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized None issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized 61,460,533 shares issued and 61,183,988 outstanding (2005 – 35,670,533)	6,146	3,567
Additional Paid-in Capital	22,040,068	3,532,809
Treasury Stock	(392,830)	-
Stock Subscriptions	320,525	(9,500)
Deficit Accumulated During the Exploration Stage	(11,358,574)	(3,122,405)
Accumulated Comprehensive Loss	(1,562)	-
Stockholders’ Equity	10,613,773	404,471

Total Liabilities and Stockholders’ Equity	$ 11,117,635	$ 600,429

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)
Consolidated Statement of Operations
For the Years Ended December 31, 2006 and 2005, and For the Period from June 15, 1996 [date of inception] Through to December 31, 2006
	2006	(Restated note 16) 2005	For the Period June 15, 1996 (Date of Inception) to December 31, 2006 (unaudited)
Revenues	$ -	$ -	$ 64,888

Cost of Revenues	-	-	74,482

Gross Profit	-	-	(9,594)

Operating Expenses
General and administrative	5,696,983	585,658	8,569,492
Exploration	1,959,044	-	1,959,044
Development (non mining)	-	-	60,000
Total Operating Expenses	7,656,027	585,658	10,588,536

Loss From Continuing Operations	(7,656,027)	(585,658)	(10,598,130)

Other Income (Expenses)
Interest expense	(36,517)	-	(36,517)
Interest income – related parties	-	-	15,905
Interest expense - related parties	-	-	(8,422)
Settlement with Cyper Entertainment, Inc.	-	-	(80,000)
Loss on disposal of asset	-	-	(15,371)
Loss on investment	-	-	(61,240)
Loss on sale of marketable securities (note 12)	(389,365)	-	(389,365)
Other income (expense)	6,776	779	(24,398)
Total Other Income (Expenses)	(419,106)	779	(599,408)

Net Loss From Continuing Operations	$ (8,075,133)	$ (584,879)	$(11,197,538)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Consolidated Statement of Operations
For the Years Ended December 31, 2006 and 2005, and For the Period from June 15, 1996 [date of inception] Through to December 31, 2006
	2006	(Restated note 16) 2005	For the Period June 15, 1996 (Date of Inception) to December 31, 2006 (unaudited)

Net Loss From Continuing Operations (carried forward)	$ (8,075,133)	$ (584,879)	$ (11,197,538)
Provision For Income Taxes
Current	-	-	-
Future	-	-	-
Net Loss From Continuing Operations, After Tax	(8,075,133)	(584,879)	(11,197,538)

Minority Interest	141,719	-	141,719

Net Loss From Discontinued Operations (Note 6)
Loss from discontinued operations (net of tax)	(302,755)	-	(302,755)
Net Loss From Discontinued Operations	(302,755)	-	(302,755)
Net Loss	(8,236,169)	(584,879)	(11,358,574)
Foreign exchange adjustment	(1,562)	-	(1,562)

Comprehensive Loss	$ (8,237,731)	$ (584,879)	$ (11,360,136)

Net loss per common share – basic and diluted	$ (0.16)	$ (0.02)

Net loss on continuing operations per common share – basic and diluted	$ (0.16)	$ (0.02)

Weighted average number common shares outstanding during the year – basic and diluted	49,936,892	31,091,548

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)
Consolidated Statements of Stockholders' Equity
For the Period from June 15, 1996 Through December 31, 2006

	Common Stock			Deficit
				Accumulated
			Additional	During the	Accumulated			Total
	Number of		Paid-in	Exploration	Comprehensive	Stock	Treasury	Stockholders'
	Shares	Amount	Capital	Stage	Loss	Subscription	Stock	Equity

Issuance of common stock to founders for services	55,000	$ 6	$ 159	$ -	$ -	$ -	$ -	$ 165
Issuance of stock to founder for cash	333,334	33	967	-	-	-	-	1,000
Issuance of stock for investment in CEHK	50,000	5	37,495	-	-	-	-	37,500
Issuance of stock to purchase subsidiary	350,000	35	70	(1,060)	-	-	-	(955)
Issuance of stock for cash	13,333	1	9,999	-	-	-	-	10,000
Net Loss, 1996	-	-	-	(14,198)	-	-	-	(14,198)

Balance, December 31, 1996 (unaudited)	801,667	80	48,690	(15,258)	-	-	-	33,512
Issuance of stock for vehicle	33,333	3	24,997	-	-	-	-	25,000
Issuance of stock for cash	37,333	4	28,896					28,900
Issuance of stock for services	46,333	5	34,745	-	-	-	-	34,750
Net Loss, 1997	-	-	-	(142,622)	-	-	-	(142,622)

Balance, December 31, 1997 (unaudited)	918,666	92	137,328	(157,880)	-	-	-	(20,460)
Issuance of stock for vehicle	10,667	1	7,999	-	-	-	-	8,000
Issuance of stock for cash	58,667	6	49,995	-	-	-	-	50,001
Net loss, 1998	-	-	-	(54,404)	-	-	-	(54,404)

Balance, December 31, 1998 (unaudited)	988,000	99	195,322	(212,284)	-	-	-	(16,863)
Issuance of stock for cash	151,918	15	56,759	-	-	(4,000)	-	52,774
Issuance of stock for debt	16,000	2	8,773	-	-	-	-	8,775
Issuance of stock for services	36,000	3	126,467	-	-	-	-	126,470
Forgiveness of debt of related party	-	-	23,000	-	-	-	-	23,000
Net loss, 1999	-	-	-	(181,898)	-	-	-	(181,898)

Balance, December 31, 1999 (unaudited)	1,191,918	119	410,321	(394,182)	-	(4,000)	-	12,258

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)
Consolidated Statements of Stockholders' Equity
For the Period from June 15, 1996 Through December 31, 2006

Common Stock			Deficit
Accumulated
		Additional	During the	Accumulated			Total
Number of		Paid-in	Exploration	Comprehensive	Stock	Treasury	Stockholders'
Shares	Amount	Capital	Stage	Loss	Subscription	Stock	Equity

Balance, December 31, 1999 (unaudited)	1,191,918	119	410,321	(394,182)	-	(4,000)	-	12,258
Cancelled stock returned to company	(10,667)	(1)	(3,999)	-	-	4,000	-	-
Issuance of stock for cash	4,296,666	430	667,070	-	-	(278,539)	-	388,961
Cancelled shares for non-payment	(442,433)	(44)	(165,868)	-	-	153,791	-	(12,121)
Issuance of stock for services	653,667	65	28,365	-	-	-	-	28,430
Forgiveness of debt reclassification	-	-	(23,000)	-	-	-	-	(23,000)
Net loss, 2000	-	-	-	(419,296)	-	-	-	(419,296)

Balance, December 31, 2000 (unaudited)	5,689,151	569	912,889	(813,478)	-	(124,748)	-	(24,768)
Shares issued for services	879,415	88	59,814	-	-	-	-	59,902
Cash received for subscription receivable	-	-	-	-	-	124,748	-	124,748
Shares issued for consulting agreement	300,000	30	29,970	-	-	-	-	30,000
Other adjustment	-	-	-	1	-	-	-	1
Net loss, 2001	-	-	-	(339,546)	-	-	-	(339,546)

Balance, December 31, 2001 (unaudited)	6,868,566	687	1,002,673	(1,153,023)	-	-	-	(149,663)
Shares issued for private placement	400,000	40	17,960	-	-	-	-	18,000
Shares issued for services - related party	1,100,833	110	32,390	-	-	-	-	32,500
Shares issued for the reverse acquisition of Cyper	20,000,000	2,000	-	-	-	-	-	2,000
Shares issued in relation to the reverse acquisition of Cyper	4,000,000	400	119,600	-	-	-	-	120,000
Shares cancelled in lieu of issuance of warrants for past services rendered	(1,912,748)	(191)	-	-	-	-	-	(191)
Stock warrants issued for services - related party	-	-	31,000	-	-	-	-	31,000
Stock warrants exercised by management	3,255,880	326	-	-	-	-	-	326
Shares issued for the settlement of related party advances	116,118	12	23,212	-	-	-	-	23,224
Cancellation of shares issued in prior years	(65,467)	(7)	7	-	-	-	-	-
Shares issued for the settlement of related party advances	370,000	37	66,619	-	-	-	-	66,656
Shares rescinded for the cancellation of related party advances	2,233,333	223	46,777	-	-	-	-	47,000
Shares rescinded for the cancellation of the reverse acquisition of Cyper	(20,000,000)	(2,000)	-	-	-	-	-	(2,000)
Issuance of stock for settlement of Cyper reverse acquisition	250,000	25	17,475	-	-	-	-	17,500
Shares issued for the settlement of advances made to the company for the Cyper settlement	1,388,889	139	62,361	-	-	-	-	62,500
Net loss, 2002	-	-	-	(570,874)	-	-	-	(570,874)

Balance, December 31, 2002 (unaudited)	18,005,404	1,801	1,420,074	(1,723,897)	-	-	-	(302,022)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)
Consolidated Statements of Stockholders' Equity
For the Period from June 15, 1996 Through December 31, 2006

Common Stock			Deficit
Accumulated
		Additional	During the	Accumulated			Total
Number of		Paid-in	Exploration	Comprehensive	Stock	Treasury	Stockholders'
Shares	Amount	Capital	Stage	Loss	Subscription	Stock	Equity

Balance, December 31, 2002 (unaudited)	18,005,404	1,801	1,420,074	(1,723,897)	-	-	-	(302,022)
Shares issued for the settlement of related party advances	4,861,111	486	149,514	-	-	-	-	150,000
Shares issued for the settlement of accounts payable for services performed	66,300	7	1,319	-	-	-	-	1,326
Shares returned as a result of clerical error in a prior year	(66,300)	(7)	(1,319)	-	-	-	-	(1,326)
Net loss, 2003	-	-	-	(414,601)	-	-	-	(414,601)

Balance, December 31, 2003 (unaudited)	22,866,515	2,287	1,569,588	(2,138,498)	-	-	-	(566,623)

Shares issued for the settlement of related party advances	575,000	58	24,942	-	-	-	-	25,000
Short swing profits of shareholder	-	-	50,496	-	-	-	-	50,496
Net loss, 2004	-	-	-	(399,028)	-	-	-	(399,028)

Balance, December 31, 2004	23,441,515	2,345	1,645,026	(2,537,526)	-	-	-	(890,155)
Shares issued for cash (restated note 16)	7,175,000	717	596,783	-	-	(9,500)	-	588,000
Shares issued for services (restated note 16)	3,950,000	395	814,105	-	-	-	-	814,500
Shares issued for property acquisition (restated note 16)	1,350,000	135	388,365	-	-	-	-	388,500
Shares issued for the settlement of accounts payable to related party for services performed	3,254,018	325	813,180	-	-	-	-	813,505
Cancelled stock returned to company	(3,500,000)	(350)	(724,650)	-	-	-	-	(725,000)
Net loss, 2005 (restated note 16)	-	-	-	(584,879)	-	-	-	(584,879)

Balance, December 31, 2005	35,670,533	3,567	3,532,809	(3,122,405)	-	(9,500)	-	404,471
Shares issued for cash	13,050,000	1,305	4,834,639	-	-	330,025	-	5,165,969
Shares issued for services	4,180,000	418	2,763,952	-	-	-	-	2,764,370
Shares issued for property acquisition	6,560,000	656	4,728,089	-	-	-	-	4,728,745
Shares issued for the settlement of accounts payable to related party for services performed	2,000,000	200	1,302,780	-	-	-	-	1,302,980
Warrants issued for cash	-	-	4,734,031	-	-	-	-	4,734,031
Warrants issued for services	-	-	207,005	-	-	-	-	207,005
Share issuance costs	-	-	(63,237)	-	-	-	-	(63,237)
Accumulated comprehensive loss	-	-	-	-	(1,562)	-	-	(1,562)
Treasury stock (note 7)	-	-	-	-	-	-	(392,830)	(392,830)
Net loss, 2006	-	-	-	(8,236,169)	-	-	-	(8,236,169)

Balance, December 31, 2006	61,460,533	$6,146	$22,040,068	$(11,358,574)	$(1,562)	$320,525	$(392,830)	$10,613,773

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
AN EXPLORATION STAGE ENTERPRISE
(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, and 2005, and
For the Period from June 15, 1996 [date of inception] through December 31, 2006
			For the period from
			June 15, 1996
			[date of inception]
			through to
	2006	2005	Dec. 31, 2006
			(unaudited)
Cash Flows from Operating Activities
Net loss	$(8,236,169)	$(584,879)	$(11,358,574)
Adjustments for:
Depreciation	14,497	-	55,983
Impairment of investment	-	-	61,240
Write-down of assets	-	-	42,253
Write-down of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	-	(19,052)
Stock issued for services	1,700,807	-	1,700,807
Stock issued for management and directors fees to a related party	1,302,980	196,470	2,115,053
Warrants issued for consulting fees	178,768	-	178,768
Minority interest	(141,719)	-	(141,719)
Net loss from discontinued operations	302,755	-	302,755
Changes in non-cash working capital
Other receivable	(398,323)	-	(398,323)
Inventories	-	-	(28,510)
Prepaid expenses	(81,397)	-	(76,140)
Accounts payable	37,946	(6,990)	262,573
Accrued liabilities	186,592		186,727
Accrued officer compensation	-	-	709,500

Net Cash Used in Operating Activities	(5,133,263)	(395,399)	(6,307,490)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, and 2005, and
For the Period from June 15, 1996 [date of inception] through December 31, 2006
			For the period from June 15, 1996 [date of inception] through to
	2006	2005	Dec. 31, 06
			(unaudited)
Cash Flows from Investing Activities
Investment in subsidiary	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of property and equipment	(263,589)	-	(309,319)
Investments in mineral rights	(1,290,781)	(164,096)	(1,454,877)

Net Cash Used in Investing Activities	(1,554,370)	(164,096)	(1,784,917)

Cash Flows from Financing Activities
Payment of notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Advances payable related party	-	-	245,649
Advances to related parties	(65,707)	(28,193)	(139,077)
Cash overdraft	-	(9)	460
Purchase of treasury shares	(392,830)	-	(392,830)
Accumulated other comprehensive income	(1,562)	-	(1,562)
Deferred offering costs	(50,000)	-	(50,000)
Proceeds from subscriptions receivable, net	-	-	124,748
Share issuance costs	(35,000)	-	(35,000)
Minority interest	253,021	-	253,021
Proceeds from issuance of common stock	9,900,000	588,000	11,025,516

Net Cash Provided by Financing Activities	9,607,922	559,798	11,012,999

Change in Cash	2,920,289	303	2,920,592
Cash - beginning of period	303	-	-

Cash - end of period	$ 2,920,592	$ 303	$ 2,920,592

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

1.

Nature of Business

Silver Dragon Resources Inc. ("SDR" or the "Company") a Delaware corporation, was incorporated on May 9, 1996. The Company is headquartered in Ontario, Canada and operates primarily in the United States, Mexico and China. On June 15, 1996, SDR acquired all of the outstanding stock of California Electric Automobile Co., Inc. ("CEAC"), a California corporation incorporated on November 14, 1995.

The Company is in the exploration stage as defined in Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No.7. "Accounting and Reporting For Development Stage Enterprises." To date, the Company has generated minimal sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

The Company's mission is to acquire and develop a portfolio of silver properties in proven silver districts globally.

2.

Going Concern and Exploration Stage Activities

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  The Company incurred a net loss of $8,236,169 (2005 - $584,879) for the year and has accumulated losses since inception of $11,358,574 (2005 - $3,122,405).  The Company's continuation as a going concern is uncertain and dependant on successfully bringing its product to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations.  In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further exploration of its products and services. Though the business plan indicates revenues from the operating mines it has acquired in the coming year, these revenues, if any, may not be sufficient to cover operating capital.  The Company plans to pursue additional financing, however, there can be no assurance that the Company will be able to secure financing when needed or obtain financing on terms satisfactory to the Company, if at all.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.

Summary of Significant Accounting Policies

a)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CEAC, Silver Dragon Mining De Mexico S.A. de C.V (“Silver Dragon Mexico”) and its 60% ownership in Sanhe Sino-Top Resources and Technologies, Ltd (“Sino-Top”).  All significant inter-company balances and transactions have been eliminated on consolidation.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

3.

Summary of Significant Accounting Policies (cont’d)

b)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future.  Actual results may ultimately differ from those estimates.  These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

c)        Cash and Cash Equivalents

The Company considers cash deposits held in financial institutions and all highly liquid investments with original maturities of three months or less at the time of purchase to be cash and cash equivalents.

d)       Mineral Rights

The Company records its interest in mineral rights at cost. Accordingly, all costs associated with acquisition, exploration and development of mineral reserves, including directly related overhead costs, are capitalized and are subject to ceiling tests to ensure the carrying value does not exceed the fair market value.

All capitalized costs of mineral properties subject to amortization and the estimated future costs to develop proved reserves, are amortized using the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major exploration and development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the capitalized cost of the property will be added to the costs to be amortized.  The Company presently has no proven reserves. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying values can be recovered. If the carrying values exceed estimated recoverable values, then the costs are written-down to fair values with the write-down expensed in the period.

e)       Deferred Expenses

Consists of those expenses which derive benefit for the Company in the future and are deferred until such time as the benefit is realized.

f)        Revenue Recognition

The Company has not earned revenues from its planned principal operations. Revenues incidental to the planned principal operations have been recognized as follows:

Revenues from the provision of mine exploration services are recognized when the services are performed.

Revenues from the sale of silver are recognized when the product is shipped.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

3.

Summary of Significant Accounting Policies (cont’d)

g)        Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

h)       Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes".  Deferred tax assets and liabilities are recorded for differences between the consolidated financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period, increased or decreased by the change in deferred tax assets and liabilities during the period.

i)        Property and Equipment

Property and Equipment are stated at cost. Depreciation is based on the estimated useful life of the asset and depreciated as follows:

Category	Rate	Method
Computer hardware	30%	declining balance
Vehicles	20%	declining balance
Furniture & equipment	20%	declining balance
Mine equipment	20%	declining balance
Buildings	20 years	straight line

           Equipment awaiting installation on site is not depreciated until it is commissioned.

j)

Earnings (Loss) per share

The Company accounts for earnings (loss) per share pursuant to SFAS No. 128, "Earnings per Share", which requires disclosure on the consolidated financial statements of "basic" and "diluted" earnings (loss) per share.  Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year.  The computation of diluted earnings (loss) per share has not been presented as its effect would be anti-dilutive.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

3.

Summary of Significant Accounting Policies (cont’d)

k)

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

l)

Stock-based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R) (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on the estimated grant date fair value of those awards. SFAS No. 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The fair value of stock options is calculated using the Black-Scholes option-pricing model.

Prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" (“APB No.25”), and, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), provided pro forma disclosures of net income and earnings per common share as if the fair value methods had been applied in measuring compensation expense. Under the intrinsic value method, compensation cost for employee stock awards was recognized as the excess, if any, of the deemed fair value for financial reporting purposes of the Company's common stock on the date of grant over the amount an employee must pay to acquire the stock.

For non-employee stock-based compensation, the Company uses the fair value method in accordance with SFAS No. 123R and Emerging Issues Task Force (“EITF”) 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" (“EITF 96-18”).

m)      Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation". The Company's functional currency is United States Dollars (“USD”).  In foreign operations, the local currency is the functional currency, in China it’s the Yuan (“RMB”) and in Mexico it’s the Nuevo Peso (“MXN”). All assets and liabilities are translated into United States dollars using the current exchange rate.  Revenues and expenses are translated using the average exchange rates prevailing throughout the year. Translation adjustments are included in other comprehensive income for the period.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

3.

Summary of Significant Accounting Policies (cont’d)

n)

Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

The carrying amount of cash receivable and payables, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest risk or currency risk and are fully dependent upon the volatility of these rates. The  Company does not use derivative instruments to moderate its exposure to financial risk, if any.

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

Currency Risk

While the reporting currency is the USD, approximately 47% of consolidated costs and expenses are denominated in RMB and MXN. Substantially all of our assets are denominated in RMB and MXN. The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rate between the USD, RMB and the MXN.

The Company has not entered into any hedging transactions in an effort to reduce the exposure to currency risk.

o)       Asset Retirement Obligations

For operating properties, costs associated with environmental remediation obligations are accrued in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No 143”). SFAS No. 143 requires the Company to record a liability for the present value of the estimated environmental remediation costs, and the related asset created with it, in the period in which the liability is incurred. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

3.

Summary of Significant Accounting Policies (cont’d)

o)       Asset Retirement Obligations (cont’d)

For non-operating properties, costs associated with environmental remediation obligations are accrued when it is probable that such costs will be incurred and they can be reasonably estimated. Estimates for reclamation and other closure costs are prepared in accordance with SFAS No. 5 “Accounting for Contingencies,” or Statement of Position 96-1 “Environmental Remediation Liabilities.” Accruals for estimated losses from environmental remediation obligations have historically been recognized no later than completion of the remedial feasibility study for each facility and are charged to provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management’s current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. Management periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that the Company’s liabilities have potentially changed.

p)       Recent Accounting Pronouncements

In February 2006, the FASB issued “SFAS” No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, SFAS No. 155 will have on its financial position.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", an amendment of FASB Statement No. 140” (“SFAS No. 156”). In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) amortization method or (2) fair value measurement method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, SFAS No. 156 will have on its financial position.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

3.

Summary of Significant Accounting Policies (cont’d)

p)       Recent Accounting Pronouncements (cont’d)

In July 2006 FASB issued FASB No. 48, “Accounting for Uncertainty in Income Taxes” FASB interpretation No. (“FIN”) 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN No. 48 will have on its financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 "SFAS No. 159” permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company's fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS No. 159 on the Company's consolidated financial statements.

4.      Business Acquisitions

On November 9, 2006 the Company concluded its acquisition of 60% of the assets of Sino-Top for consideration of $3,478,000.  The consideration comprised of 4,000,000 restricted shares valued at approximately $0.71 per share and cash of $650,000.  The operations of Sino-Top during the period from November 9, 2006 through to December 31, 2006 are included in the determination of consolidated operating loss (see note 6).

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

4.

Business Acquisitions (cont’d)

The consideration was allocated based on the estimated fair values on the acquisition date as follows:

2006
Consideration Given: Cash and restricted common shares	$ 3,478,000
Net Assets acquired at fair value:
Cash	145,199
Accounts Receivable	144,625
Advances to Supplier	225,000
Fixed Assets	149,565
Liabilities Assumed	(31,835)
Minority Interest	(253,106)
Mineral Rights	3,098,552
Net assets acquired at fair value	$ 3,478,000

5.

Property and Equipment, net

		Accumulated	December 31, 2006	December 31, 2005
	Cost	Depreciation	Net book value	Net book value
Computer hardware	$67,223	$4,319	$62,904	$ -
Vehicles	108,441	5,119	103,322	-
Furniture and Equipment	26,618	2,400	24,218	-
Mine equipment	31,902	2,659	29,243	-
Buildings	29,405	-	29,405	-
	$263,589	$14,497	$249,092	$ -

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

6.

Mineral Rights

	Sino-Top,	Cerro Las Minitas,	Linear Gold,	Total
	China	Mexico	Mexico

Balance at January 1, 2005	$ -	$ -	$ -	$ -
Expenditures	372,500	-	227,626	600,126
Balance at December 31, 2005	372,500	-	227,626	600,126
Expenditures	3,098,652	2,845,745	75,129	6,019,526
Write-off of
Discontinued Operations	-	-	(302,755)	(302,755)
Balance at December 31, 2006	$ 3,471,152	$ 2,845,745	$ -	$6,316,897

Sino-Top

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

On March 16, 2006, the Company entered into an Asset Purchase Agreement with Sino Silver and Sino-Top wherein Sino Silver agreed to sell its 60% interest in Sino-Top to the Company. Sino-Top holds the exploration and mining rights to nine properties in the Erbaohuo Silver District. The total purchase price was $650,000 plus 4,000,000 restricted common stock of the Company paid as follows for a total value of $3,478,000:

i)        $150,000 was paid on the closing;

ii)       $100,000 was paid May 20, 2006;

iii)      $400,000 was paid on November 9, 2006 and;

iv)      4,000,000 restricted common stock of the Company that were held in escrow since August 2006 were released on November 9, 2006.

The Company has also committed to invest approximately $1,529,000 into Sino-Top towards exploration and property maintenance on the nine properties in the portfolio, with the intention of bringing the Erbahuo mine into production in 2007 and conducting advanced stage exploration on two properties (Zuanxinhu and Saihanaobao). As of December 31, 2006, the Company paid $536,030 of this amount to Sino-Top. This agreement supersedes the Venture Agreement dated April 14, 2005 between the Company and Sino Silver.

To date, all mineral property acquisition costs are capitalized and all exploration and development costs are expensed.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

6.

Mineral Rights (cont’d)

Cerro Las Minitas, Mexico

On March 1, 2006, the Company's wholly-owned subsidiary, Silver Dragon Mexico entered into an agreement with Jaime Muguiro Pena wherein Mr. Pena assigned to Silver Dragon Mexico the mining and exploitation rights to 10 mining concessions, which include an operating mine, totaling approximately 1354 hectares in Guadalupe, Durango, Mexico in consideration for the payment to Mr. Pena of $450,000 and 450,000 restricted common stock issued on August 18, 2006 valued at $456,750 for a total value of $906,750.  Silver Dragon Mexico also purchased certain mining equipment for the sum of $1,000 plus Value Added Tax (“V.A.T.”)

On March 2, 2006, Silver Dragon Mexico entered into an agreement with Ramon Tomas Davila Flores wherein Mr. Flores assigned to Silver Dragon Mexico the mining and exploitation rights to five mining concessions, which include an operating mine, totaling approximately 31 hectares in Guadalupe, Durango, Mexico in consideration for the payment to Mr. Flores of $245,000 plus applicable V.A.T. which was paid on closing, along with 110,000 restricted common stock of the Company valued at $71,995 for a total value of $317,064.

Silver Dragon Mexico has also entered into an Asset Purchase Agreement with Mr. Flores for the purchase of certain mining equipment for the sum of $5,000 plus V.A.T.

On March 8, 2006, Silver Dragon Mexico entered into an agreement with Minera Real Victoria, S.A. De C.V. ("Minera") wherein Minera assigned to Silver Dragon Mexico the mining and exploitation rights to a mining concession known as "Puro Corazon" which includes an operating mine, totaling approximately nine hectares, in Guadalupe, Durango, Mexico in consideration for the payment to Minera of $400,000 plus applicable V.A.T., along with 2,000,000 restricted common stock of the Company. The purchase price of $2,038,000 is payable as follows:

i)        $100,000 was paid on the closing;

ii)       $100,000 was paid on September 11, 2006;

iii)      $100,000 is payable twelve months from the closing date;

iv)      $100,000 is payable twenty-four months from the closing date, and;

v)       2,000,000 restricted common stock of the Company issued on June 12, 2006 at a value of $1,372,000.

All payments are subject to V.A.T.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

6.

Mineral Rights (cont’d)

On March 9, 2006, Silver Dragon Mexico entered into an agreement with Silvia Villasenor Haro, the owner of Puro Corazon, wherein, in consideration for the sum of $50,000 plus V.A.T., she has consented to the assignment of the mining and exploitation rights of Puro Corazon to Silver Dragon Mexico. In addition, she has agreed to modify the exploitation agreement of Minera which was assigned to Silver Dragon Mexico as follows:

i)     The consideration to be paid to Ms. Haro due to the exploitation of the mining concession will be in the amount of $1.50 per ton of economic ore that is extracted from the mine, to be paid monthly, within the following 30 days as of the date in which Silver Dragon Mexico receives the corresponding invoices.

Regardless of the above, in the event that Silver Dragon Mexico does not initiate production over the lot regarding the Concession Title within six months of the date of execution of the Agreement, Silver Dragon Mexico must pay to Ms. Haro the monthly amount of $3,500 plus VAT. Such payment will be made for the period or periods of time during which no ore is extracted, and paid within the first eight days of the corresponding month.

In the event that Silver Dragon Mexico pays Ms. Haro the above mentioned monthly consideration, such must be discounted from any future payment made by Silver Dragon Mexico to Ms. Haro as a result of the production and extraction of ore, subject to the condition that the payments due to Ms. Haro by the production and extraction of ore are maintained at least in the minimum monthly amount of $3,500. If Silver Dragon Mexico decides not to produce nor extract ore, any monthly payments that are made to Ms. Haro will remain to her benefit.

ii)    Option to Purchase. Silver Dragon Mexico has been granted the option to purchase the Concession, which can be exercised by Silver Dragon Mexico by providing written notice to Ms. Haro within a 30 day period in advance to the following events:

a)     The Option to Purchase the Concession can be exercised by Silver Dragon Mexico within 3 years of the date of execution of the Agreement upon payment of the amount of $2,000,000 plus the applicable V.A.T.; or alternatively,

b)    The Option to Purchase the Concession can be exercised by Silver Dragon Mexico within 5 years of the execution of this Agreement upon payment of $3,000,000 plus the applicable V.A.T..

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

6.       Mineral Rights (cont'd)

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

Under the agreement, the Company had the option to acquire a 55% interest in the Mexico Property. Following a detailed exploration and evaluation of the property the Company's geologists recommended that the pursuit of the joint venture with Linear Gold be terminated.  On August 4, 2006, the Company provided notice to Linear Gold that it would be discontinuing its exploration of the Mexico Property, thereby terminating the Company's obligations to Linear Gold.  The investment of $302,755 in the joint venture was written off as discontinued operations.

7.       Capital Stock

On January 31 2005 the Company issued 1,500,000 restricted common shares at a price of $0.02 per share for total gross proceeds of $30,000 cash.

On March 31, 2005, the Company issued 3,254,018 restricted common shares, valued at $813,505 in settlement of all amounts owing to the officer of the Company in accordance with the terms of the employment agreement.

In April 2005, the Company issued 3,025,000 restricted common shares at a price of $0.10 per share for total gross proceeds of $302,500 cash.

On April 14, 2005, the Company issued 250,000 restricted common shares at a value of $67,500 as part of a venture agreement with Sino Silver to acquire a 50% interest in Sino Silver's property located in the Erbaohuo Silver District in Northern China. In addition, the Company issued 500,000 restricted common shares at a value of $155,000 to an individual as a transaction fee in relation to the joint venture.

On April 18, 2005 the Company issued 250,000 restricted common shares in exchange for investor relations services valued at $47,500.

On May 2, 2005 the Company issued 50,000 restricted common shares at a price of $0.10 per share for total gross proceeds of $5,000 cash.

On September 8, 2005, the Company issued of 2,600,000 restricted common shares at a price $0.10 per share, for total gross proceeds of $260,000 cash.

On September 27, 2005, the Company issued 100,000 restricted common shares at a value of $11,000 as part of a venture agreement with Linear Gold to acquire a 55% interest in the Mexico property.  In addition the company issued 500,000 restricted common shares at a value of $155,000 to an individual as a transaction fee in relation to the joint venture.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

7.

Capital Stock (cont’d)

On November 30, 2005 the Company entered into an Investment Agreement with Dutchess Private Equities Fund, L.P. in which, the Company has the right to sell Dutchess up to $10,000,000 of its shares of common stock during a three year period under certain conditions.  The conditions were not met and the agreement lapsed.

On December 8, 2005 the Company entered into an agreement with Uptick Capital Ltd. for financing and strategic advice for cash fees and up to 1,500,000 restricted common shares of which 800,000 restricted common shares were issued in 2006 (2005 – 150,000).  Total value for services provided as of December 31, 2006 is $567,786 (2005 - $31,500) of which $7,436 represents cash (2005 - $nil).

On December 12, 2005, the Company issued 50,000 restricted common shares to Newport Capital Consultants in exchange for consulting services valued at $10,500.

On January 10, 2006, the Company entered into a two-month contract with Small Cap Voice.Com, Inc., to provide the Company with investor relations services in return for cash fees of $25,152 and 100,000 of restricted shares valued at $64,400 for a total value of $89,552.

On January 10, 2006, the Company entered into a three-month consulting contract with San Diego Torrey Hills Capital to provide the Company with strategic planning services in return for cash fees and 300,000 shares of restricted common stock.  As of December 31, 2006 the company paid $32,613 in cash and issued 400,000 having a value of $261,800 and a total value of $294,413.

On January 10, 2006, the Company issued Travellers International Inc. (“TII”), a company controlled by a director of the Company, 1,000,000 shares of common stock, at a value of $647,850, pursuant to the terms of the Employment Agreement dated November 15, 2005 with the Company’s sole director and CEO.

On January 12, 2006, an individual received 500,000 restricted common shares for a value of $322,000 as part of compensation for geological services rendered from an agreement dated October 25, 2005.

On January 19, 2006, the Company entered into a contract with an individual to provide strategic planning services in return for 300,000 restricted common shares for a value of $193,200.

On January 25, 2006, the Company issued 2,500,000 restricted common shares at a price $0.10 per share, for total gross proceeds of $250,000 cash.

On February 17, 2006, the Company issued 1,000,000 restricted common shares at a price $0.10 per share, for total gross proceeds of $100,000 cash.

On March 1, 2006, the Company entered into a twenty-four month administrative services consultant contract with a close family member of the Chief Executive Officer for cash fees of $5,000 per month and 1,000,000 of restricted common shares valued at $654,500.  The amount is being amortized over the service period to commence in 2007.  Included in the current portion of the deferred expense is $272,708.

On March 1, 2006, the Company entered into a contract with an individual to provide the Company with investor relations services in The Peoples Republic of China for 1,000,000 restricted common shares valued at $654,500.  The amount is being amortized over the service period of which $245,437 is included in the statement of operations.  Included in the current portion of deferred expense is $327,250.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

7.

Capital Stock (cont’d)

On March 2, 2006, Silver Dragon Mexico entered into an agreement for the assignment of the mining and exploitation rights to five mining concessions in consideration for cash fees of $450,000 along with 450,000 restricted common shares valued at $456,750 and for a total value of $906,750.

On March 7, 2006, the Company completed the sale of 1,000,000 units, at a price of $1.00 per unit, for total gross proceeds of $1,000,000. Each unit consists of one share of the Company’s common stock and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrant. One whole warrant will entitle the holder to purchase an additional share of common stock at any time over a period of two years from the date of the closing of the private placement.

On March 8, 2006, Silver Dragon Mexico entered into agreements with Ramon Tomas Davila Flores and Minera Real Victoria S.A. de C.V. for the assignment of the mining and exploitation rights to a mining concession known as "Puro Corazon" in consideration for cash fees of $495,000 and 2,110,000 of restricted common shares for a total value of $1,938,995.

On March 14, 2006, the Company issued to TII, a company controlled by a director of the Company, 1,000,000 restricted common shares valued at $655,130 in consideration for its assistance to the Company in the acquisition of the mining rights in Cerro las Minitas, Mexico.

On March 15, 2006, the Company entered into a three month contract with Empire Relations Group for investor relations services for 80,000 restricted common shares for a value of $53,620.

On May 30, 2006 the Company completed the sale of 1,350,000 units, at a price of $1.00 per unit, for total gross proceeds of $1,350,000.  Each unit consists of one share of the Company’s common stock and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional share of common stock at any time over a period of two years from the date of the closing of the private placement valued at $1.6 million on closing.

On June 12, 2006, the Company completed a private placement totaling 1,200,000 units at $1.00 per unit for gross proceeds of $1,200,000. Each unit consists of one share of the Company’s common stock and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional share of common stock at any time over a period of two years from the date of the closing of the private placement valued at $1.6 million on closing.

On October 13, 2006, the Company closed a private placement totaling 2,513,000 units at $1.00 per unit for gross proceeds of $2,513,000. Each unit consists of one share of the Company’s common stock and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional share of common stock at any time over a period of two years from the date of the closing of the private placement.

On November 9, 2006 the Company concluded its acquisition of 60% interest in Sino-Top. The total purchase price was $650,000 plus 4,000,000 restricted common stock valued at $2,828,000 of the Company for a total consideration of $3,478,000.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

7.

Capital Stock (cont’d)

On November 9, 2006, the Company closed a private placement totaling 500,000 units at $1.00 per unit for gross proceeds of $500,000. Each unit consists of one share of the Company’s common stock and one one-half class A $2.00 purchase warrant and one one-half class B $5.00 purchase warrants.  One whole warrant will entitle the holder to purchase an additional share of common stock at any time over a period of five years from the date of the closing of the private placement.  Two class C warrants were issued for each share issued on closing. The per warrant share exercise price to acquire a share of common stock shall be $1.00 and shall be exercisable until one year from November 9, 2006.

In connection with the private placement closed on November 9, 2006, the Company paid broker fees to, Dragonfly Capital Partners LLC, a cash fee in the amount of $35,000 and issued class A and B common stock purchase warrants. The class A and class B common stock purchase warrants will each entitle the holder to purchase 17,500 common shares at any time for a period of five years from the date of the closing at an exercise price of $2.00 and $5.00 per share, respectively.  The broker fees have been accounted for as share issuance costs as a reduction to additional paid-in capital.

On December 29, 2006, the Company closed a private placement totaling 2,987,000 units at $1.00 per unit for gross proceeds of $2,987,000. Each unit consists of one share of the Company’s common stock and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional share of common stock at any time over a period of two years from the date of the closing of the private placement.

Treasury Stock

The Company acquired, through Travellers, a company controlled by a director of the Company, 276,545 common shares of the Company during the year for $392,830.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

7.

Capital Stock (cont’d)

Warrants

As at December 31, 2006, the following warrants were outstanding:

		Number of Warrants			Value
			Issued,			Issued,
Expiry	Exercise		(Exercised),			(Exercised),
Date	Price	Opening	and (Expired)	Closing	Opening	and (Expired)	Closing
					$	$	$
09-Nov-07	1.00	-	1,000,000	1,000,000	-	520,762	520,762
30-May-08	2.00	-	675,000	675,000	-	347,093	347,093
30-May-08	5.00	-	675,000	675,000	-	225,881	225,881
12-Jun-08	2.00	-	600,000	600,000	-	312,109	312,109
12-Jun-08	5.00	-	600,000	600,000	-	204,971	204,971
13-Oct-08	2.00	-	1,256,500	1,256,500	-	705,289	705,289
13-Oct-08	5.00	-	1,256,500	1,256,500	-	491,398	491,398
29-Dec-08	2.00	-	1,493,500	1,493,500	-	883,348	883,348
29-Dec-08	5.00	-	1,493,500	1,493,500	-	639,793	639,793
11-Aug-11	0.80	-	200,000	200,000	-	178,768	178,768
09-Nov-11	2.00	-	250,000	250,000	-	211,200	211,200
09-Nov-11	5.00	-	250,000	250,000	-	192,187	192,187
09-Nov-11	2.00	-	17,500	17,500	-	14,784	14,784
09-Nov-11	5.00	-	17,500	17,500	-	13,453	13,453
		-	9,785,000	9,785,000	$-	$ 4,941,036	$ 4,941,036

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

7.       Capital Stock (cont’d)

A value of $4,941,036 has been attributed to the warrants issued during the year. Warrants were valued using the Black-Scholes model, using the following weighted average key assumptions of volatility of 126% – 144%, a risk-free interest rate of 4 – 5%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company of zero percent.

On August 11, 2006 the Company entered into a one year contract with an individual for management consulting services for 50,000 restricted warrants. Each warrant will entitle the holder to purchase a common share of the Company, after a two year hold period, at any time thereafter, over a period of five years from the date of issuance at an exercise price of $0.80.  $44,700 is included in operating expenses.

On August 11, 2006 the Company awarded an individual under contract for geological consulting services 150,000 restricted warrants.  Each warrant will entitle the holder to purchase a common share of the Company, after a two year hold period, at any time thereafter, over a period of five years from the date of issuance at an exercise price of $0.80.  $ 134,068 is included in operating expenses.

8.        Advances to/from Related Parties

Advances to TII, a company holding approximately 25% of the issued and outstanding shares of the Company and which is controlled by an officer and stockholder of the Company, are unsecured, non-interest bearing and have no fixed terms of repayment.

Advances from the Chief Executive Officer and President of the Company are unsecured, non-interest bearing and have no fixed terms of repayment.

9.      Related Party Transactions

During the year, the following transactions involving related parties occurred and were measured at exchange amount, which is the amount agreed to by the respective parties.

The Company paid $288,000 (2005 – $288,000) and issued 2,000,000 restricted common shares valued at $1,302,780 as payment of management and director’s fees.

The Company provided the amount of $1,000,000 in trust to TII, a company controlled by an officer and stockholder of the Company, for the purpose of buying marketable securities on the Company's behalf, see note 13.  As at December 31, 2006 the Company realized losses of $389,365 on the sale of these marketable securities.

Included in other receivables are loans to employees. As at December 31, 2006, $99,819 (2005 - $nil) remain outstanding. The loans bear no interest, are unsecured and are due on demand.

10.    Income Taxes

The Company's income tax provision (recovery) has been calculated as follows:

	2006	2005
Loss before income taxes	$(8,075,133)	$(584,879)
Deferred: Expected income tax recovery at the statutory rates of 34% (2005 - 34%)	(2,745,545)	(198,859)
Other	(54,752)	-
Change in valuation allowance	2,800,297	198,859

Provision for income taxes	$-	$-

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

10.

Income Taxes (cont’d)

The following summarizes the principal temporary differences and related future tax effect:

	2006	2005
Losses carried forward	$3,861,915	$1,061,618
Valuation allowance	(3,861,915)	(1,061,618)

Deferred income tax asset	$-	$-

Management determined that the deferred tax assets do not satisfy the recognition criteria of SFAS No. 109 and, more likely than not the losses will not be utilized, accordingly, a full valuation allowance has been recorded for this amount.

The Company has accumulated approximately $11,359,000 of taxable losses, which may be used to offset future federal taxable income. The utilization of the losses expires in years 2015 to 2026.

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

11.    Statements of Cash Flows Supplemental Disclosures

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

11.

Statements of Cash Flows Supplemental Disclosures

During the year ended December 31, 2003, the Company issued 66,300 shares of its common stock for the settlement of approximately $1,326 of payables due to a former director and current shareholder for services performed.

During the year ended December 31, 2006, the Company issued 4,180,000 restricted common stock for services valued at $2,764,370 of which $1,700,807 is included in operating expenses.

During the year ended December 31, 2006, the Company issued 6,560,000 restricted common stock valued at $4,728,089 for the acquisition of mineral rights.

During the year ended Decmeber 31, 2006, the Company issued 2,000,000 restricted common stock valued at $1,302,980 in settlement of accounts payable to related party for services performed.

During the year ended December 31, 2006, the Company issued warrants for services amounted to $207,005 of which $178,768 is included in operating expenses and the remainder with the difference included with share issuance costs.

For the year ended December 31, 2006, there were no cash payments for income taxes.  Cash payments for interest expense amounted to $36,302.

12.

Litigation

The Company is not aware of any pending actions, litigation arising from current or past environmental practices that are likely to have a material adverse impact on its financial position.  In the normal course of its operations, the Company has been or, from time to time, may be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition or results of operations.

13.

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

On May 15, 2006, the Company entered into a trust arrangement with TII, an investment and merchant banking firm, for the deposit by the Company of $1 Million (the “Funds”) for the purpose of investing the Funds on behalf of the Company.  The trust arrangement was evidenced by a Declaration of Trust dated August 16, 2006. The Company had received proceeds of an equity financing to be used towards the Company’s obligations in Mexico and China over the next several months.  In the meantime, the Company decided to invest a portion of the financing proceeds for the purpose of obtaining a return on the proceeds invested.

Marc Hazout has served as Chief Executive Officer and President of the Company since June 1, 2002.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

13.

Commitments and Contingencies (cont’d)

Mr. Hazout has served as a director of the Company since June 1, 2002, and has served as the sole director of the Company since September 21, 2002. As of March 30, 2007, Mr. Hazout beneficially owned 28% of the shares of the common stock of the Company (“Company Shares”).

Mr. Hazout has served as the Chief Executive Officer, President and sole director of TII since June 25, 1998.  As of December 31, 2006, Mr. Hazout beneficially owned 100% of the shares of the capital stock of TII.

For purposes of convenience, Mr. Hazout directed the investment by TII of the Funds, through TII’s brokerage account at Union Securities Ltd.

Between May 2006 and December 31, 2006, Mr. Hazout directed TII to utilize a margin of $2 million and the cash received in trust of $1 million to effect the following transactions:

i.      Purchase 51,500 shares of Qualcomm Incorporated for an aggregate purchase price $2,262,978 and sell 51,500 shares of Qualcomm at an aggregate sale price of $1,878,504, to hold nil shares of Qualcomm as at December 31, 2006;

ii.     Purchase 2,500 iShares Silver Trust exchange-traded fund ("ETF") shares at an aggregate purchase price of $303,635 and sell 2,500 ETF shares at an aggregate sale price of $308,379, to hold nil ETF shares as at December 31, 2006;

iii.    Purchase 276,545 of the Company’s shares at an aggregate purchase price of $392,830 with a fair market value of $580,745 as at December 31, 2006; and

iv.   Purchase 50,000 shares of First Majestic Resource Corp. at an aggregate purchase price of $160,562 and sell 50,000 shares of First Majestic Resource Corp. at an aggregate sale price of $154,525, to hold nil First Majestic Resource Corp. shares as at December 31, 2006.

Of the $1 Million which TII had been provided in trust, $187,000, was returned to the Company.  Neither Mr. Hazout, nor TII received any fees or commissions as a result of TII’s trusteeship as described herein.

Pursuant to the Subscription Agreement on May 30, 2006, the Company agreed to file a Registration Statement on form SB-2 within 45 days of the closing in order to register 250,000 of these shares of common stock issued in the offering and the shares of common stock issuable upon exercise of Warrants. If the Registration Statement is not filed as mentioned or declared effective within 180 days following the closing, then cash delay payments equal to 0.5% of the subscription amount per month shall apply for the first 3 months and 1% per month thereafter.

On August 16, 2006 the Company signed a Letter of Intent with Hubei Silver Mine Co., Ltd. ("Hubei Silver") and Cistex Global Investment Inc., ("Cistex") relating to the acquisition by Silver Dragon of a 60% equity interest in Hubei Silver which holds the exploration and mining rights to the Hubei Silver Mine located in Zhushan County, Shiyan City, Hubei Province, China. The purchase price, subject to confirmation of the value of Hubei Silver's assets, is approximately $2.4 Million in cash along with shares of restricted common stock of Silver Dragon valued at $1.6 million on closing.

On August 21, 2006 the Company entered into a two year contract with an individual for IT consulting services at $5,000 per month and 50,000 restricted common shares.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

14.

Subsequent Events

On January 23, 2007 TII delivered a stock certificate for the 200,000 shares of the Company, which TII had been holding in trust on behalf of the Company, back to the Company’s transfer agent for cancellation.

On February 7, 2007 the Company issued 584,000 shares of the Company’s restricted common stock.

On March 27, 2007 the Company secured an additional 30% ownership interest in Sino-Top, increasing its total equity position from 60% to 90%, in exchange for 2 million restricted shares of common stock of the Company. The transaction is subject to receipt of the consent of the Ministry of Commerce in China.

On April 3, 2007 the Company issued 385,000 shares of the Company's restricted common stock.

On April 6, 2007 the Company entered into a twelve month contract with Small Cap Voice.Com, Inc. to provide the Company with investor relations services in return for 25,000 restricted common shares.

15.    Comparative Information

Certain comparative figures have been reclassified to conform with the current year’s financial statement presentation.

16.    Restatement of Previously Issued Consolidated Financial Statements

In 2006, the Company became aware of certain accounting irregularities affecting the previously issued consolidated financial statements.  The Company conducted an inquiry in these accounting issues.  As a result, the Company is restating previously issued consolidated financial statements for the year ended December 31, 2006 due to the accounting errors.

The Company determined that it had not accounted for shares issued for mining rights and services and had not properly presented the allocation of share issuances in the consolidated statement of stockholders’ equity.  Accordingly, net loss went from $542,909 to $584,879 and mining rights went from $589,126 to $600,126.  There was no change in earnings per share.