Form 10QSB
period 2007-03-31
Silver Dragon Resources Inc.
filed 2007-06-05
CIK 1017290

U. S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

5160 Yonge Street, Suite 803
Toronto, Ontario M2N 6L9
(Address of Principal Executive Offices)

(416) 223-8500
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 64,473,033 shares of its Common Stock, $0.0001 par value, as of June 1, 2007.

Transitional Small Business Disclosure Format: Yes____             No     X

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007 and 2006 (restated)

(UNAUDITED)

CONTENTS

Interim Consolidated Balance Sheet as at March 31, 2007	1
Interim Consolidated Statements of Operations and Comprehensive Loss
for the Three Month Period Ended March 31, 2007, and 2006, and
Cumulative for the Period from June 15, 1996, [Date of Inception]
Through to March 31, 2007	2-3
Interim Consolidated Statements of Cash Flows for the Three Month
Period Ended March 31, 2007, and 2006, and Cumulative for the
Period from June 15, 1996, [Date of Inception] Through to March 31,
2007	4-5
Notes to Interim Consolidated Financial Statements	6-16

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Balance Sheet
(Unaudited)	March 31,
2007
ASSETS
Current Assets
Cash and cash equivalents	$ 1,100,196
Other receivables (note 8)	406,642
Current portion of deferred expenses	663,053
Total Current Assets	2,169,891
Deferred Expenses	299,979
Advances to Related Parties (note 7)	50,766
Property and Equipment, net (note 4)	390,945
Mineral Rights (note 5)	6,416,897
Deferred Offering Cost	50,000

Total Assets	$9,378,478

LIABILITIES
Current Liabilities
Accounts payable	$ 325,903
Accrued liabilities	681,251
Total Current Liabilities	1,007,154

Total Liabilities	1,007,154

Commitments and Contingencies (note 12)

STOCKHOLDERS’ EQUITY

Capital Stock (note 6)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized None issued and outstanding	-
Common stock, $0.0001 par value, 150,000,000 shares authorized 61,844,533 shares issued and 61,767,988 outstanding	6,184
Additional Paid-in Capital	22,382,445
Treasury Stock (note 6)	(160,745)
Stock Subscriptions	176,025
Deficit Accumulated During the Exploration Stage	(14,057,850)
Accumulated Comprehensive Loss	25,265
Stockholders’ Equity	8,371,324

Total Liabilities and Stockholders’ Equity	$ 9,378,478

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statement of Operations and Comprehensive Loss
For the Three Month Period Ended March 31, 2007 and 2006, and For the Period from June 15, 1996 [date of inception] Through to March 31 , 2007
(Unaudited)	For the three month period ended		For the Period June 15, 1996 (Date
	March 31, 2007	March 31, 2006	of Inception) to March 31, 2007
		(Restated note 15)

Revenues	$ -	$ -	$ 64,888

Cost of Revenues	-	-	74,482

Gross Profit	-	-	(9,594)

Operating Expenses
General and administrative	1,941,605	3,347,817	10,511,097
Exploration	602,031	655,662	2,828,727
Development (non mining)	-	-	60,000
Total Operating Expenses	2,543,636	4,003,479	13,399,824

Loss From Continuing Operations	(2,543,636)	(4,003,479)	(13,409,418)

Other Income (Expenses)
Interest expense	-	-	(36,517)
Interest income – related parties	-	-	15,905
Interest expense - related parties	-	-	(8,422)
Settlement with Cyper Entertainment, Inc.	-	-	(80,000)
Loss on disposal of asset	-	-	(15,371)
Loss on investment	-	-	(61,240)
Loss on sale of marketable securities (note 12)		-	(389,365)
Other income (expense)	710	-	(23,688)
Total Other Income (Expenses)	710	-	(598,698)

Net Loss From Continuing Operations	$ (2,542,926)	$ (4,003,479)	$(14,008,116)

The accompanying notes are an integral part of these interim consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statement of Operations and Comprehensive Loss
For the Three Month Period Ended March 31, 2007 and 2006, and For the Period from June 15, 1996 [date of inception] Through to March 31, 2007
(Unaudited)	For the three month period		For the Period June 15, 1996 (Date
	March 31, 2007	March 31, 2006	of Inception) to March 31, 2007
		(Restated note 15)
Net Loss From Continuing Operations (carried forward)	$ (2,542,926)	$ (4,003,479)	$ (14,008,116)
Provision For Income Taxes
Current	-	-	-
Future	-	-	-
Net Loss From Continuing Operations, After Tax	(2,542,926)	(4,003,479)	(14,008,116)

Minority Interest	4,241	-	253,021

Net Loss From Discontinued Operations
Loss from discontinued operations (net of tax)	-	-	(302,755)
Net Loss From Discontinued Operations	-	-	(302,755)
Net Loss	(2,538,685)	(4,003,479)	(14,057,850)

Foreign exchange adjustment	25,265	-	25,265

Comprehensive Loss	$ (2,513,420)	$ (4,003,479)	$ (14,032,585)

Net loss per common share – basic and diluted	$ (0.04)	$ (0.10)

Net loss on continuing operations per common share – basic and diluted	$ (0.04)	$ (0.10)

Weighted average number of common shares outstanding during the year – basic and diluted	61,651,289	40,474,422

The accompanying notes are an integral part of these interim consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
AN EXPLORATION STAGE ENTERPRISE
Interim Consolidated Statements of Cash Flows
For the Three Month Period Ended March 31, 2007 and 2006, and
For the Period from June 15, 1996 [date of inception] to March 31, 2007
(Unaudited)
			For the period from
	For the three month period ended		June 15, 1996
	March 31	March 31	[date of inception]
	2007	2006	to March 31, 2007

Cash Flows from Operating Activities
Net loss	$(2,538,685)	$(4,003,479)	$(14,057,850)
Adjustments for:
Depreciation	23,360	-	79,344
Impairment of investment	-	-	61,240
Write-down of assets	-	-	42,253
Write-down of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	3,578,750	(19,052)
Stock issued for services	183,638	-	1,884,445
Stock issued for management and directors fees to a related party	-	1,885,000	2,115,053
Warrants issued for consulting fees	-	-	178,768
Minority interest	(4,241)	-	(253,021)
Net loss from discontinued operations	-	-	302,755
Changes in non-cash working capital
Other receivable	(9,498)	-	(407,821)
Inventories	-	-	(28,510)
Prepaid expenses	(1,710)	(1,885,000)	(77,850)
Accounts payable	211,273	(14,093)	473,845
Accrued liabilities	215,648	-	670,027
Accrued officer compensation	-	15,350	709,500

Net Cash Used in Operating Activities	(1,920,215)	(453,472)	(8,227,705)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
Interim Consolidated Statements of Cash Flows
For Three Month Period Ended March 31, 2007, and 2006, and
For the Period from June 15, 1996 [date of inception] to March 31, 2007
(Unaudited)
			For the period from
	For the three month period		June 15, 1996
	March 31	March 31	[date of inception]
	2007	2006	to March 31, 2007

Cash Flows from Investing Activities
Investment in subsidiary	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of property and equipment	(188,601)	(2,438)	(497,920)
Investment in mineral rights	(100,000)	(731,679)	(1,554,877)

Net Cash Used in Investing Activities	(288,601)	(734,117)	(2,073,518)

Cash Flows from Financing Activities
Payment of notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Advances payable related party	(28,585)	-	217,064
Advances to related parties	(12,995)	-	(152,072)
Cash overdraft	-	-	460
Purchase of treasury shares	-	-	(392,830)
Cash received on shares not issued	101,000	-	101,000
Cumulative comprehensive income	-	-	(1,562)
Deferred offering costs	-	-	(50,000)
Proceeds from subscriptions receivable, net	-	-	124,748
Share issuance costs	-	-	(35,000)
Minority interest	-	-	253,021
Proceeds from issuance of common stock	329,000	1,449,888	11,354,516

Net Cash Provided by Financing Activities	388,420	1,449,888	11,401,419

Change in Cash and Cash Equivalents	(1,820,396)	262,299	1,100,196
Cash and Cash Equivalents - Beginning of Period	2,920,592	303	-

Cash and Cash Equivalents - End of Period	$ 1,100,196	$ 262,602	$ 1,100,196

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

Notes to the Interim Consolidated Financial Statements

March 31, 2007 and 2006

(Unaudited)

1.

Nature of Business and Basis of Presentation

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in note 3, there have been no significant changes of accounting policy since December 31, 2006. The results from operations for the period are not necessarily indicative of the results expected for the full fiscal year or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2006.

2.

Going Concern and Exploration Stage Activities

The Company's unaudited interim consolidated financial statements for the three months ended March 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $2,538,685 for the three months ended March 31, 2007 (2006 - $4,003,479), and has accumulated losses since inception of $14,057,850. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel further acquisitions and exploration and development activities. The Company plans to pursue additional financing; however, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

Notes to the Interim Consolidated Financial Statements

March 31, 2007 and 2006

(Unaudited)

3.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”(“SFAS No. 159”).  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company's fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS No. 159 on the Company's consolidated financial statements.

On May 2, 2007 the FASB issued FASB Interpretation FIN No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN 48-1”). FIN 48-1 amends FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48. Accordingly, the Company has applied the provisions of FIN 48-1 effective January 1, 2007. The adoption of FIN 48-1 did not have a material impact on the Company’s results of operations and financial condition.

4.

Property and Equipment, net

		Accumulated	March 31, 2007
	Cost	Depreciation	Net book value
Computer hardware	$90,488	$13,268	$77,220
Vehicles	108,441	10,541	97,900
Furniture and fixtures	162,424	9,601	152,823
Mine equipment	35,759	4,447	31,312
Buildings	31,690	-0-	31,690
	$428,802	$37,857	$390,945

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

Notes to the Interim Consolidated Financial Statements

March 31, 2007 and 2006

(Unaudited)

5.

Mineral Rights

	Sino-Top,	Cerro Las Minitas,	Total
	China	Mexico

Balance at December 31, 2006	$ 3,471,152	$ 2,845,745	$6,316,897
Expenditures January 1 – March 31, 2007	-	100,000	100,000
Balance at March 31, 2007	$ 3,471,152	$ 2,945,745	$6,416,897

Sino-Top

On April 14, 2005, the Company entered into a joint venture agreement with Sino Silver Corp. ("Sino Silver") whereby the Company acquired 50% of Sino Silver's interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation and development of a property located in the Erbaohuo Silver District in Northern China. In consideration for this interest, the Company paid Sino Silver $150,000 on the closing date along with 250,000 restricted common stock of the Company. Pursuant to the Agreement, an additional $200,000 was payable to Sino Silver within two years of the closing date, along with the delivery of an additional 250,000 restricted common stock of the Company. Included in these closing costs are financing fees incurred through the issuance of 500,000 restricted common stock.

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

On March 19, 2007, the Company entered into an agreement to acquire an additional 30% ownership interest in Sino-Top, increasing its total equity position from 60% to 90%, in exchange for two million restricted shares of common stock of the Company. The transaction was subject to receipt of the consent of the Ministry of Commerce in China, which consent was obtained on May 16, 2007.

The Company has also committed to invest approximately $1,529,000 into Sino-Top towards exploration and property maintenance on the nine properties in the portfolio, with the intention of bringing the Erbahuo mine into production in 2007 and conducting advanced stage exploration on two properties (Zuanxinhu and Saihanaobao). As of March 31, 2007, the Company paid $536,030 of this amount to Sino-Top. This agreement supersedes the Venture Agreement dated April 14, 2005 between the Company and Sino Silver.

To date, all mineral property acquisition costs are capitalized and all exploration and development costs are expensed.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

Notes to the Interim Consolidated Financial Statements

March 31, 2007 and 2006

(Unaudited)

5.

Mineral Rights (cont’d)

Cerro Las Minitas, Mexico

On March 1, 2006, the Company's wholly-owned subsidiary, Silver Dragon Mining De Mexico S.A. de C.V (“Silver Dragon Mexico”) entered into an agreement with Jaime Muguiro Pena wherein Mr. Pena assigned to Silver Dragon Mexico the mining and exploitation rights to 10 mining concessions, which include an operating mine, totaling approximately 1354 hectares in Guadalupe, Durango, Mexico in consideration for the payment to Mr. Pena of $450,000 and 450,000 restricted common stock issued on August 18, 2006 valued at $456,750 for a total value of $906,750.  Silver Dragon Mexico also purchased certain mining equipment for the sum of $1,000 plus Value Added Tax (“V.A.T.”)

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

$100,000 was paid March 14, 2007;

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

Notes to the Interim Consolidated Financial Statements

March 31, 2007 and 2006

(Unaudited)

5.

Mineral Rights (cont’d)

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

In the event that Silver Dragon Mexico pays Ms. Haro the above mentioned monthly consideration, such must be discounted from any future payment made by Silver Dragon Mexico to Ms. Haro as a result of the production and extraction of ore, subject to the condition that the payments due to Ms. Haro by the production and extraction of ore are maintained at least in the minimum monthly amount of $3,500. If Silver Dragon Mexico decides not to produce or extract ore, any monthly payments that are made to Ms. Haro will remain to her benefit.

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

The Option to Purchase the Concession can be exercised by Silver Dragon Mexico within 5 years of the date of execution of the Agreement upon payment of $3,000,000 plus the applicable V.A.T..

6.

Capital Stock

On March 1, 2006, the Company entered into a twenty-four month administrative services consultant contract with a close family member of the Chief Executive Officer for cash fees of $5,000 per month and 1,000,000 of restricted common shares valued at $654,500. The amount is being amortized over the service period to of which $27,271 is included in the statement of operations. Included in the current portion of the deferred expense is $327,250.

On March 1, 2006, the Company entered into a contract with an individual to provide the Company with investor relations services in The Peoples Republic of China for 1,000,000 restricted common shares valued at $654,500. The amount is being amortized over the service period of which $81,813 is included in the statement of operations. Included in the current portion of deferred expense is $327,250.

On February 5, 2007, the Company closed a private placement totaling 584,000 units at $1.00 per unit for gross proceeds of $584,000. Each unit consists of one share of the Company’s common stock and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional share of common stock at any time over a period of two years from the date of the closing of the private placement.

Treasury Stock

In 2006, the Company acquired, through Travellers International Inc. (“TII”), a company controlled by a director of the Company, 276,545 common shares of the Company for $392,830.

On January 23, 2007, 200,000 common shares of the Company with a value of $232,085 were returned to treasury and cancelled.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

Notes to the Interim Consolidated Financial Statements

March 31, 2007 and 2006

(Unaudited)

6.

Capital Stock (cont’d)

Warrants

As at March 31, 2007, the following warrants were outstanding:

		Number of Warrants			Value
			Issued,			Issued,
Expiry	Exercise		(Exercised),			(Exercised),
Date	Price	Opening	and (Expired)	Closing	Opening	and (Expired)	Closing
					$	$	$
09-Nov-07	1.00	1,000,000	-	1,000,000	520,762	-	520,762
30-May-08	2.00	675,000	-	675,000	347,093	-	347,093
30-May-08	5.00	675,000	-	675,000	225,881	-	225,881
12-Jun-08	2.00	600,000	-	600,000	312,109	-	312,109
12-Jun-08	5.00	600,000	-	600,000	204,971	-	204,971
13-Oct-08	2.00	1,256,500	-	1,256,500	705,289	-	705,289
13-Oct-08	5.00	1,256,500	-	1,256,500	491,398	-	491,398
29-Dec-08	2.00	1,493,500	-	1,493,500	883,348	-	883,348
29-Dec-08	5.00	1,493,500	-	1,493,500	639,793	-	639,793
05-Feb-09	2.00	-	292,000	292,000	-	174,917	174,917
05-Feb-09	5.00	-	292,000	292,000	-	127,848	127,848
11-Aug-11	0.80	200,000	-	200,000	178,768	-	178,768
09-Nov-11	2.00	250,000	-	250,000	211,200	-	211,200
09-Nov-11	5.00	250,000	-	250,000	192,187	-	192,187
09-Nov-11	2.00	17,500	-	17,500	14,784	-	14,784
09-Nov-11	5.00	17,500	-	17,500	13,453	-	13,453
		9,785,000	584,000	10,369,000	$4,941,036	$302,765	$5,243,801

A value of $302,765 has been attributed to the warrants issued during the three month period ended March 31, 2007. Warrants were valued using the Black-Scholes model, using the following weighted average key assumptions of volatility of 145%, a risk-free interest rate of 4.9%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company of zero percent.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

Notes to the Interim Consolidated Financial Statements

March 31, 2007 and 2006

(Unaudited)

7.

Advances to Related Parties

Advances to TII in the amount of $37,771, a company holding approximately 25% of the issued and outstanding shares of the Company and which is controlled by an officer and stockholder of the Company are unsecured, non-interest bearing and have no fixed terms of repayment.

Advances to the officer and director of the Company in the amount of $12,995, are unsecured, non-interest bearing and have no fixed terms of repayment.

8.

Related Party Transactions

During the three month period ended March 31, 2007, the following transactions involving related parties occurred and were measured at the exchange amount, which is the amount agreed to by the respective parties.

The Company paid $72,000 (2006 – $72,000) as payment of management and director’s fees and paid $48,000 in auto allowance that had been outstanding from December 2005 to March 31, 2007 at an  amount of $3,000 per month.

In May and June 2006, the Company provided the amount of $1,000,000 in trust to TII, a company controlled by an officer and stockholder of the Company, for the purpose of buying marketable securities on the Company's behalf, see note 12.  On January 24, 2007, TII delivered a stock certificate for the 200,000 shares of the Company, which TII had been holding in trust on behalf of the Company, back to the Company’s transfer agent for cancellation.

Included in other receivables are loans and advances to employees, the total outstanding balance as at March 31, 2007 was $134,561.  The loans and advances bear no interest, are unsecured and are due on demand.

9.

Income Taxes

Management determined that the deferred tax assets do not satisfy the recognition criteria of SFAS No. 109 “Accounting for Income Taxes” and, more likely than not the losses will not be utilized, accordingly, a full valuation allowance has been recorded for this amount.

The Company has accumulated approximately $14,000,000 of taxable losses, which may be used to offset future federal taxable income. The utilization of the losses expires in years 2015 to 2027.

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

Notes to the Interim Consolidated Financial Statements

March 31, 2007 and 2006

(Unaudited)

10.

Statements of Cash Flows Supplemental Disclosures

For the three month period ended March 31, 2007, there were no cash payments for interest or income taxes.

11.

Litigation

The Company is not aware of any pending actions or litigation arising from current or past environmental practices that are likely to have a material adverse impact on its financial position.  In the normal course of its operations, the Company has been or, from time to time, may be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect that they will have a material effect on the Company's business or financial condition or results of operations.

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

SB2 optional form for registration of securities to be sold to the public by small business issuers was filed on January 29, 2007 and amended on March 16, 2007.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

Notes to the Interim Consolidated Financial Statements

March 31, 2007 and 2006

(Unaudited)

12.

Commitments and Contingencies (cont’d)

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

Marc Hazout has served as Chief Executive Officer and President of the Company since June 1, 2002. Mr. Hazout has served as a director of the Company since June 1, 2002, and has served as the sole director of the Company since September 21, 2002. As of May 31, 2007, Mr. Hazout beneficially owned 26.7% of the shares of the common stock of the Company (“Company Shares”).

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

ii.

   Purchase 2,500 iShares Silver Trust exchange-traded fund (“ETF”) shares at an aggregate purchase price of $303,635 and sell 2,500 ETF shares at an aggregate sale price of $308,379, to hold nil ETF shares as at December 31, 2006;

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

Of the $1 Million which TII had been provided in trust, $187,000, was returned to the Company.  Neither Mr. Hazout, nor TII received any fees or commissions as a result of TII’s trusteeship as described herein. On January 23, 2007, TII delivered a stock certificate for the 200,000 shares of the Company, which TII had been holding in trust on behalf of the Company, back to the Company’s transfer agent for cancellation.

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

Notes to the Interim Consolidated Financial Statements

March 31, 2007 and 2006

(Unaudited)

12.

Commitments and Contingencies (cont’d)

On August 16, 2006, the Company signed a Letter of Intent with Hubei Silver Mine Co., Ltd. ("Hubei Silver") and Cistex Global Investment Inc., ("Cistex") relating to the acquisition by Silver Dragon of a 60% equity interest in Hubei Silver which holds the exploration and mining rights to the Hubei Silver Mine located in Zhushan County, Shiyan City, Hubei Province, China. The purchase price, subject to confirmation of the value of Hubei Silver's assets, is approximately $2.4 Million in cash along with shares of restricted common stock of Silver Dragon valued at $1.6 million on closing.

On August 21, 2006, the Company entered into a two year contract with an individual for IT consulting services at $5,000 per month and 50,000 restricted common shares.

On March 1, 2007 the Company entered in a contract with two individuals to provide investor relations services.  Each would receive 50,000 restricted common shares, 100,000 warrants exercisable at $2.50 and 100,000 warrants exercisable at $3.00 exercisable anytime over a period of 5 years form the time of issuance.

On March 19, 2007, the Company entered into an agreement to acquire an additional 30% ownership interest in Sino-Top, increasing its total equity position from 60% to 90%, in exchange for 2 million restricted shares of common stock of the Company. The transaction was subject to receipt of the consent of the Ministry of Commerce in China, which consent was obtained on May 16, 2007.

On April 1, 2007, the Company entered into a five lease agreement for office space with an option to renew for an additional five years, for 2,823 square feet of office.  The annual payments are $50,814 for the first two years escalating to $56,460 in the final three years of the lease.

13.

Subsequent Events

During the month of April 2007, the Company issued 415,000 shares of the Company’s restricted common stock which consists of 230,000 restricted common stock were issued for cash proceeds of $1 per restricted common stock, 55,000 restricted common stock were issued to employees of the company, 50,000 restricted common stock were issued to each of two individuals for consulting services as part of a twelve month contract, 25,000 restricted common stock which were issued as part of a twelve month contract to provide the Company with investor relations services, and 5,000 restricted common stock were issued for warrants exercised.

During the month of May 2007, the Company issued 2,213,500 shares of the Company's restricted common stock which consists of an issuance on May 18, 2007, of  2,000,000 shares of the Company's restricted common stock as part of the Sino Top agreement to increase ownership from 60% to 90% (See note 5).  175,000 restricted common stock were issued for cash proceeds of $1 per restricted common stock and 38,500 restricted common stock were issued for services.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

Notes to the Interim Consolidated Financial Statements

March 31, 2007 and 2006

(Unaudited)

14.

Comparative Information

Certain comparative figures have been reclassified to conform with the current period’s interim consolidated financial statement presentation.

15.

Restatement of Previously Issued Consolidated Financial Statements

In 2006, the Company became aware of certain accounting irregularities affecting the previously issued interim consolidated financial statements.  The Company conducted an inquiry in these accounting issues.  As a result, the Company is restating previously issued interim consolidated financial statements for the three month period ended March 31, 2006 due to the accounting errors.

a)

Exploration Expense

The Company determined that it had capitalized all costs association with the exploration and development of mineral rights, however, did not complete a feasibility study to support the establishment of proven and probable reserves, and accordingly was determined that it was inappropriate for the Company to capitalize exploration and development costs.  Accordingly, net loss went from $3,347,817 to $4,003,479 and mining rights went from $1,976,466 to $1,320,804.  Earnings per share went from ($0.08) to ($0.10).

b)

Warrants

The Company determined that it had not valued warrants attached to shares issued pursuant to a private placement which occurred on February 17, 2006.  Accordingly warrants went from $NIL to $55,699 and Paid in capital went from $10,362,410 to $10,306,711.

In 2007, the Company became aware of certain accounting irregularities affecting the previously issued year end consolidated financial statements.  The Company conducted an inquiry in these accounting issues.  As a result, the Company is restating previously issued consolidated financial statements for the year ended December 31, 2006 due to the accounting errors.

a)

Exploration Expense

The Company determined that it had not accrued all costs association with the exploration and development of mineral rights.  Accordingly, net loss went from $8,236,169 to $8,396,760 and accruals went from $226,865 to $494,517, and minority interest went from $111,302 to $4,241.  Earnings per share went from ($0.16) to ($0.17).

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

Plans for the Year 2007.

Our property in China has been and is being aggressively drilled. A test operation has commenced to provide basic data on design, ore dressing and business profits to be used in planning for future large-scale production. Geologic mapping, trenching and drilling work is underway for three of the properties known as Saihanaobao, Zhuanxinhu and Laopandao Beihou. We expect an initial NI 43-101 report on the Erbaohuo property to be released in the second quarter of 2007.

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

Table 1.1 presents an aggressive first-phase exploration and development program proposed for the Cerro Las Minitas property. Expense items are listed with a description where appropriate and a total cost. The length of this program is 10 months, from inception through completion of a status report. Personnel costs are based on employment of national geotechnical personnel.

Table 1.1

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

Our agreement with Sino Silver and Sino-Top required us to make a $150,000 payment on closing, with a further payment of $100,000 on May 20, 2006, and a balance of $400,000, which was paid, and the 2,000,000 common shares held in escrow were released, on November 7, 2006 when we received approval to the transaction by authorities in China. In addition, we have advanced an additional $536,030 to Sino-Top in 2006 for further exploration of the mining properties, and we estimate that we will require a minimum of $2,000,000 for exploration and mining through the end of 2007.

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

Risk Factors

You should consider each of the following risk factors and any other information set forth in this Form 10-QSB and the other Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company's business and financial condition, results or prospects could be harmed.

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

The reports of independent auditors of our consolidated financial statements included in the previously filed 10-KSB annual report contain explanatory paragraphs which note our recurring operating losses since inception, our lack of capital and lack of long term contracts related to our business plans, and that these conditions give rise to substantial doubt about our ability to continue as a going concern. In the event that we are unable to successfully achieve future profitable operations and obtain additional sources of financing to sustain our operations, we may be unable to continue as a going concern. See "Management's Plan of Operation" and our consolidated financial statements and notes thereto included in this annual report.

We have a history of operating losses and we anticipate future losses.

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of approximately $8,236,169 and $2,538,685 respectively, for the fiscal year ended December 31, 2006 and the three month period ending March 31, 2007. We have accumulated losses since inception of approximately $14,057,850.  We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever. If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

We expect that a portion of our revenues, if any, may be derived from sales of our products in foreign markets. Accordingly, we will be subject to all risks associated with foreign trade. These risks include:

•         shipping delays,

•         increased credit risks,

•         trade restrictions,

•         export duties and tariffs,

•         fluctuations in foreign currency, and

•         uncertainties in international, political, regulatory and economic developments.

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

As of June 1st, 2007, the number of shares in the public float on the Over-The-Counter Bulletin Board in the U.S. is approximately 64,473,033. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability of a large number of shares.

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

Our common stock is considered to be a "penny stock." The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in these securities is provided by the exchange or system). Prior to a transaction in a penny stock, a broker-dealer is required to:

•         deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market;

•         provide the customer with current bid and offer quotations for the penny stock;

•         explain the compensation of the broker-dealer and its salesperson in the transaction;

•         provide monthly account statements showing the market value of each penny stock held in the customer's account; and

•         make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock, and investors may find it more difficult to sell their shares.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and March 31, 2006

Net sales were $NIL for both the quarters ended March 31, 2007 and March 31, 2006 as there was no production at any of the mining properties.

Total operating expenses for the Company were $2,543,636 (March 2006: $4,003,479) Expenses decreased in management fees, as in 2006 bonuses of  2,000,000 restricted common shares valued at $1,302,980  were provided to the Company's  management.

Net operating loss for the quarter ended March 31, 2007 was $2,538,685, compared to a net loss of $4,003,479 for the similar period in 2006.  This includes an offset of $4,241 representing the minority interest in Sanhe Sino-Top Resources and Technologies, Ltd.  The principal reason for this is the impact of the factors discussed above.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

The Company will need additional capital in order to finance its obligations to Sanhe Sino-Top Resources and Technologies Ltd., and the acquired properties in Cerro Las Minitas, Mexico, as well as to continue its attempt to acquire viable businesses and properties and to finance the administrative costs including but not limited to legal and accounting fees. The Company's management is seeking additional capital however, there is no assurance that this needed capital can be raised, or raised on terms acceptable to the Company.

GOING CONCERN

As of March 31, 2007 the Company had an accumulated deficit of $14,057,850. The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

ITEM 3. CONTROLS AND PROCEDURES

On May 15, 2006, the Company entered into a trust arrangement with Travellers International Inc. ("TII"), an investment and merchant banking firm, for the deposit by the Company of $1 Million (the "Funds") for the purpose of investing the Funds on behalf of the Company. The trust arrangement was evidenced by a Declaration of Trust dated August 16, 2006. The Company had received proceeds of an equity financing to be used towards the Company's obligations in Mexico and China over the next several months. In the meantime, the Company decided to invest a portion of the financing proceeds for the purpose of obtaining a return on the proceeds invested.

Marc Hazout has served as Chief Executive Officer and President of the Company since June 1, 2002. Mr. Hazout has served as a director of the Company since June 1, 2002, and has served as the sole director of the Company since September 21, 2002. As of May 31, 2007, Mr. Hazout beneficially owned 26.7% of the shares of the common stock of the Company ("Company Shares").

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

On November 20, 2006, Mr. Hazout directed TII to liquidate all the remaining shares of Qualcomm and First Majestic as detailed above, in order to return the proceeds in TII's account, which constituted all of the proceeds of disposition in the Company's account with TII less the margin amount and interest, to the Company. In addition, Mr. Hazout directed TII to order a stock certificate for the 200,000 Company Shares. Mr. Hazout received the certificate for the 200,000 Company Shares on January 23, 2007 and immediately effectuated its transfer to the Company's treasury for cancellation.  Mr. Hazout reported this on a Form 4 filed with the SEC on February 8, 2007.

Of the $1 Million which TII had been provided in trust, approximately $187,000 has been return to the Company. Neither Mr. Hazout, nor TII received any fees or commissions as a result of TII's trusteeship as described herein.

The Company is taking actions to prevent the recurrence of events of this nature in the future, including hiring an Acting Chief Accounting Officer to oversee the financial operations of the Company, as well as to appoint additional members to the Board of Directors. Under the supervision and with the participation of our management, including our Chief Executive Office and acting Chief Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of March 31. 2007 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and acting Chief Accounting Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective in timely alerting them to material information relating to us required to be included in our periodic SEC filings, on the basis of our delay in filing this quarterly report and for our acquisition of assets in Mexico and China for which we were ill equipped to deal with the disclosure required on a timely basis.

Except as discussed above, there has been no change in the Company's internal  control over  financial  reporting  during the  Company's first fiscal quarter covered by this report that  has  materially  affected,  or is  reasonably  likely  to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 7, 2007 the Company issued 584,000 shares of the Company's restricted common stock.

On April 3, 2007 the Company issued 230,000 shares of the Company's restricted common stock.

On May 22, 2007 the Company issued 175,000 shares of the Company's restricted common stock.

All of the above private placements totaled 989,000 units and Class A and B Warrants. Each Unit was priced at $1.00 and consists of one common share of the Company and share purchase warrants. One Class A Warrant was issued for each two shares and will entitle the holder to purchase an additional common share of the Company at any time over a period of two years from the date of closing of the private placement at an exercise price of $2.00. One Class B Warrant was issued for each two shares and will entitle the holder to purchase an additional common share of the Company at any time over a period of two years from the date of closing at an exercise price of $5.00.

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

The funds received from the above-mentioned private placements were used to meet the financial requirements to finance exploration operations in China and at Cerro Las Minitas, Mexico, and to pay legal, accounting and administrative expenses.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On May 16, 2007, the Ministry of Commerce in China approved the acquisition by the Company of an additional 30% interest in Sanhe Sino-Top Resources and Technologies, Ltd. ("Sino-Top"), thereby increasing the Company's equity interest in Sino-Top to 90%.  In consideration for the acquisition on May 22, 2007, the Company issued 2,000,000 restricted common shares to the shareholders of Sino-Top who sold their interests to the Company.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Date: June 4th 2007	/s/ Marc Hazout
By: Marc Hazout, President and Chief Executive Officer