Form 10KSB/A
period 2006-12-31
Silver Dragon Resources Inc.
filed 2007-07-09
CIK 1017290

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB/A
 (Amendment #1)
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

Issuer's telephone number: (416) 223-8500

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

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of June 27, 2007, was $59,244,769.

As of June 27, 2007, the Registrant had 64,396,488 common shares outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one): Yes   ☐             No   ☒

EXPLANATORY NOTE

This Amendment No. l on Form 10-KSB/A is being filed as an amendment to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission May 16, 2007. For the convenience of the reader, this Form 10-KSB/A sets forth the originally filed Form 10-KSB in its entirety. However, the following revisions are contained herein:

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements have been restated as set forth in Footnote 16 thereto.

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. For this purpose any statements contained in this Form 10-KSB that are not statements of historical facts may be deemed to be forward-looking statements. Without limiting the foregoing, words such as ''may,'' ''will,'' ''expect,'' ''believe,''  ''anticipate,'' ''estimate'' or  ''continue'' or comparable terminology is intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control.  These factors include but are not limited to:

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate History

Silver Dragon Resources, Inc. was initially incorporated in the State of Delaware on May 9, 1996 under the name American Electric Automobile Company Inc. On July16, 2002, we amended our Certificate of Incorporation to change our name to American Entertainment & Animation Corporation. On February 25, 2005, we again amended our Certificate of Incorporation to change our name to "Silver Dragon Resources, Inc." in order to better reflect our current business focus on global silver exploration and development. We operate in Mexico through our wholly-owned subsidiary, Silver Dragon Mining De Mexico S.A. de C.V.(''Silver Dragon Mexico''), a Mexico company incorporated on April 21, 2006.

We own a 90% equity interest in Sanhe Sino-Top Resources and Technologies, Ltd. (''Sino-Top''), which was originally formed by Sino Silver and certain other Chinese individuals as a joint venture company. We acquired our 60% interest in Sino-Top in November, 2006, and the remaining 30% in March 2007.

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

The acquisition is subject to a number of conditions including, but not limited to, the delivery by Hubei Silver of all geological and technical data related to the mine, an audit of Hubei Silver and an evaluation of its assets based on U.S. GAAP valuation methods, and the execution of a definitive agreement. In addition, we await the Chinese government's decision as to whether or not it will allow the privatization of Hubei Silver in order for a sale to be allowed. The purchase price, subject to confirmation of the value of Hubei Silver's assets, is approximately $2.4 million in cash along with shares of restricted common stock of Silver Dragon valued at $1.6 million on closing.

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

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of approximately $8,396,760 and $584,879 respectively, for the fiscal years ended December 31, 2006 and 2005. We have accumulated losses since inception of approximately $11,519,165.  We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever. If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

As of June 27, 2007, Marc Hazout, our President and Chief Executive Officer, owned beneficially approximately 26.7% of our outstanding common stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

As of  June 27, 2007, the number of shares in the public float on the Over-The-Counter Bulletin Board in the U.S. is approximately 64,396,488. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability of a large number of shares.

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

On June 27, 2007, the closing trade price of our common stock as reported on the Bulletin Board was $0.92 per share. On that date, there were approximately 177 shareholders of record of our common stock.

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

Descriptions of sales of unregistered securities during 2006, not previously reported on the Company's 10-QSB

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

Plans for the Year 2007.

Our property in China has been and is being aggressively drilled. A test operation has commenced to provide basic data on design, ore dressing and business profits to be used in planning for future large-scale production. Geologic mapping, trenching and drilling work is underway for three of the properties known as Saihanaobao, Zhuanxinhu and Laopandao Beihou. We expect an initial NI 43-101 report on the Erbaohuo property to be released in the third quarter of 2007.

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

Off Balance Sheet Arrangements

We do not have any ofbalance sheet arrangements or contractual obligations that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our financial statements.

Results of Operation for the Year Ended December 31, 2006 and 2005

Revenues and Losses

During the years ended December 31, 2006 and 2005, we did not have any revenues.

During the years ended December 31, 2006 and 2005, we incurred operating expenses of  $ 7,923,679  and $ 585,658 respectively.  Increases were in all areas including:

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

Management fees reflecting the Chief Executive Officer's new employment contract with higher salary and performance bonus for acquiring the Mexican properties, in addition to a bonus for negotiating the Chinese property acquisition.

During the years ended December 31, 2006 and 2005, we incurred net other income of $6,776 and $779, respectively, which relates to interest income and dividends received.  In addition, in 2006 we incurred losses of $389,365 on the sale of marketable securities and abandoned the Linear Gold project in Mexico, and incurred losses of $302,755.

During the years ended December 31, 2006 and 2005, we reported a net loss of $8,396,760 and $584,879 respectively. The reason for the increase in 2006 is due to factors discussed above.

Liquidity and Capital Resources

As of December 31, 2006, we had $2,920,592 in cash and $398,323 in other receivables (which represented VAT refunds receivable and employee loans). In addition, we had $28,585 in related party advances, and accounts payable and accrued liabilities totaling of $660,212 for a working capital surplus of $3,340,057 compare to a working capital deficit of ($195,655) in 2005. During 2006, we have been dependent on the issuance of common stock to satisfy expenses.

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

Going Concern

As of December 31, 2006, we had an accumulated deficit of $11,519,165. Our continuation as a going concern is uncertain and dependent on successfully achieving future profitable operations and obtaining additional sources of financing to sustain our operations. In the event we cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of our products and services. We plan to pursue additional financing; however there can be no assurance that we will be able to secure financing when needed or obtain such on terms satisfactory to us, if at all.

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

Marc Hazout has served as Chief Executive Officer and President of the Company since June 1, 2002. Mr. Hazout has served as a director of the Company since June 1, 2002, and has served as the sole director of the Company since September 21, 2002. As of June 27, 2007, Mr. Hazout beneficially owned 26.7% of the shares of the common stock of the Company ("Company Shares").

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

Except as discussed above, there has been no change in the Company's internal  control over  financial  reporting  during the  Company's fourth fiscal quarter covered by this report that  has  materially  affected,  or is  reasonably  likely  to materially affect, the Company's internal control over financial reporting.

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

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended December 31, 2006 and 2005 of the person who was, at June 27, 2007 the chief executive officer (the "named officer").

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position		($)	($)	($)	($)	($)	($)	($)	($)

Marc	2006	288,000	-					1,302,780*	1,590,780
Hazout,
Director,
President	2005	252,000	-					None	252,000
and Chief
Executive
Officer	2004	252,000	-					None	252,000

 *Travellers International Inc. (''Travellers'') received 1,000,000 restricted common shares valued at $0.6478/share, being Marc Hazout's signing bonus with respect to his Employment Agreement.  Travellers received another 1,000,000 restricted common shares valued at $0.6551/share in consideration for Marc Hazout successfully completed the transaction in Cerro las Minitas, Mexico.  Marc Hazout is the sole director, officer and shareholder of Travellers

We awarded no stock purchase options, or any other rights to any of our directors or officers in fiscal years ended December 31, 2006 and December 31, 2005. We do not have a Long-Term Incentive Plan.

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

Name and Address of Beneficial Owner	Number of Shares	% Shares (1)
Marc Hazout (2) Suite 803 5160 Yonge Street Toronto, Ontario, M2N 6L9	17,195,206	26.7%
Officers and Directors as a group	17,195,206	26.7%

(1) Based on 64,396,488 shares issued and outstanding as of June 27, 2007 .
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

SILVER DRAGON RESOURCES INC.

Date: July 9, 2007	/s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer

SILVER DRAGON RESOURCES INC.

Date: July 9, 2007	/s/ Kirk Boyd
Kirk Boyd, Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 9, 2007	/s/ Marc Hazout
Marc Hazout, Director

Exhibit A

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

(Restated)

CONTENTS

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as at December 31, 2006 and 2005	2

Consolidated Statements of Operations for the Years Ended December 31,
2006, and 2005, and Cumulative for the Period from June 15, 1996, [Date
of Inception] Through to December 31, 2006	3-4

Consolidated Statements of Stockholders' Equity for the Period from June
15, 1996 [Date of Inception] Through to December 31, 2006	5-7

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006, and 2005, and Cumulative for the Period from
June 15, 1996, [Date of Inception] Through to December 31, 2006	8-9

Notes to Consolidated Financial Statements	10-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of

Silver Dragon Resources Inc. and Subsidiaries

(Formerly American Entertainment & Animation Corporation)

We have audited the accompanying consolidated balance sheets of Silver Dragon Resources Inc., and Subsidiaries (a Delaware corporation in the exploration stage) as of December 31, 2006 and 2005, and the consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2006, and cumulative from inception (June 15, 1996) through to December 31, 2006, except as explained as follows: we did not audit the cumulative data from June 15, 1996 to December 31, 2004. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2004, is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

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

As described in note 16 to the consolidated financial statements, the accompanying consolidated financial statements of the Company as at December 31, 2006 and 2005 and for the years then ended have been restated. We therefore withdraw our previous reports dated March 27, 2006, October 10, 2006 and April 24, 2007 on those financial statements originally filed.

Toronto, Canada	SF Partnership, LLP
June 22, 2007	CHARTERED ACCOUNTANTS

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)
Consolidated Balance Sheets
December 31, 2006 and 2005		(Restated note 16)
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$ 2,920,592	$ 303
Other receivable (note 8)	398,323	-
Current portion of deferred expenses (note 7)	681,354	-
Total Current Assets	4,000,269	303
Deferred Expenses	463,606	-
Advances to Related Party (note 8)	37,771	-
Property and Equipment, net (note 5)	249,092	-
Mineral Rights (note 6)	6,316,897	600,126
Deferred Offering Cost	50,000	-

Total Assets	$ 11,117,635	$ 600,429

LIABILITIES
Current Liabilities
Accounts payable	$ 137,110	$ 99,164
Accrued liabilities	494,517	40,273
Advances from related party (note 8)	28,585	56,521
Total Current Liabilities	660,212	195,958

Total Liabilities	660,212	195,958

Minority Interest	4,241	-
Commitments and Contingencies (note 13)
STOCKHOLDERS' EQUITY

Capital Stock (note 7)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized None issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized 61,460,533 shares issued and 61,183,988 outstanding (2005 – 35,670,533)	6,146	3,567
Additional Paid-in Capital	22,040,068	3,532,809
Treasury Stock	(392,830)	-
Stock Subscriptions	320,525	(9,500)
Deficit Accumulated During the Exploration Stage	(11,519,165)	(3,122,405)
Accumulated Comprehensive Loss	(1,562)	-
Stockholders' Equity	10,453,182	404,471

Total Liabilities and Stockholders' Equity	$ 11,117,635	$ 600,429

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)
Consolidated Statement of Operations
For the Years Ended December 31, 2006 and 2005, and For the Period from June 15, 1996 [date of inception] Through to December 31, 2006
	2006	(Restated note 16) 2005	For the Period June 15, 1996 (Date of Inception) to December 31, 2006 (unaudited)
Revenues	$ -	$ -	$ 64,888

Cost of Revenues	-	-	74,482

Gross Profit	-	-	(9,594)

Operating Expenses
General and administrative	5,696,983	585,658	8,569,492
Exploration	2,226,696	-	2,226,696
Development (non mining)	-	-	60,000
Total Operating Expenses	7,923,679	585,658	10,856,188

Loss From Continuing Operations	(7,923,679)	(585,658)	(10,865,782)

Other Income (Expenses)
Interest expense	(36,517)	-	(36,517)
Interest income – related parties	-	-	15,905
Interest expense - related parties	-	-	(8,422)
Settlement with Cyper Entertainment, Inc.	-	-	(80,000)
Loss on disposal of asset	-	-	(15,371)
Loss on investment	-	-	(61,240)
Loss on sale of marketable securities (note 9)	(389,365)	-	(389,365)
Other income (expense)	6,776	779	(24,398)
Total Other Income (Expenses)	(419,106)	779	(599,408)

Net Loss From Continuing Operations	$ (8,342,785)	$ (584,879)	$(11,465,190)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Consolidated Statement of Operations
For the Years Ended December 31, 2006 and 2005, and For the Period from June 15, 1996 [date of inception] Through to December 31, 2006
	2006	(Restated note 16) 2005	For the Period June 15, 1996 (Date of Inception) to December 31, 2006 (unaudited)

Net Loss From Continuing Operations (carried forward)	$ (8,342,785)	$ (584,879)	$ (11,465,190)
Provision For Income Taxes
Current	-	-	-
Future	-	-	-
Net Loss From Continuing Operations, After Tax	(8,342,785)	(584,879)	(11,465,190)

Minority Interest	248,780	-	248,780

Net Loss From Discontinued Operations (note 6)
Loss from discontinued operations (net of tax)	(302,755)	-	(302,755)
Net Loss From Discontinued Operations	(302,755)	-	(302,755)
Net Loss	(8,396,760)	(584,879)	(11,519,165)
Foreign exchange adjustment	(1,562)	-	(1,562)

Comprehensive Loss	$ (8,398,322)	$ (584,879)	$ (11,520,727)

Net loss per common share – basic and diluted	$ (0.17)	$ (0.02)

Net loss on continuing operations per common share – basic and diluted	$ (0.17)	$ (0.02)

Weighted average number common shares outstanding during the year – basic and diluted	49,936,892	31,091,548

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)
Consolidated Statements of Stockholders' Equity
For the Period from June 15, 1996 Through December 31, 2006

Common Stock			Deficit
Accumulated
		Additional	During the	Accumulated			Total
Number of		Paid-in	Exploration	Comprehensive	Stock	Treasury	Stockholders'
Shares	Amount	Capital	Stage	Loss	Subscription	Stock	Equity

Balance, December 31, 2002 (unaudited)	18,005,404	1,801	1,420,074	(1,723,897)	-	-	-	(302,022)
Shares issued for the settlement of related party advances	4,861,111	486	149,514	-	-	-	-	150,000
Shares issued for the settlement of accounts payable for services performed	66,300	7	1,319	-	-	-	-	1,326
Shares returned as a result of clerical error in a prior year	(66,300)	(7)	(1,319)	-	-	-	-	(1,326)
Net loss, 2003	-	-	-	(414,601)	-	-	-	(414,601)

Balance, December 31, 2003 (unaudited)	22,866,515	2,287	1,569,588	(2,138,498)	-	-	-	(566,623)

Shares issued for the settlement of related party advances	575,000	58	24,942	-	-	-	-	25,000
Short swing profits of shareholder	-	-	50,496	-	-	-	-	50,496
Net loss, 2004	-	-	-	(399,028)	-	-	-	(399,028)

Balance, December 31, 2004	23,441,515	2,345	1,645,026	(2,537,526)	-	-	-	(890,155)
Shares issued for cash (restated note 16)	7,175,000	717	596,783	-	-	(9,500)	-	588,000
Shares issued for services (restated note 16)	3,950,000	395	814,105	-	-	-	-	814,500
Shares issued for property acquisition (restated note 16)	1,350,000	135	388,365	-	-	-	-	388,500
Shares issued for the settlement of accounts payable to related party for services performed	3,254,018	325	813,180	-	-	-	-	813,505
Cancelled stock returned to company	(3,500,000)	(350)	(724,650)	-	-	-	-	(725,000)
Net loss, 2005 (restated note 16)	-	-	-	(584,879)	-	-	-	(584,879)

Balance, December 31, 2005	35,670,533	3,567	3,532,809	(3,122,405)	-	(9,500)	-	404,471
Shares issued for cash	13,050,000	1,305	4,834,639	-	-	330,025	-	5,165,969
Shares issued for services	4,180,000	418	2,763,952	-	-	-	-	2,764,370
Shares issued for property acquisition	6,560,000	656	4,728,089	-	-	-	-	4,728,745
Shares issued for the settlement of accounts payable to related party for services performed	2,000,000	200	1,302,780	-	-	-	-	1,302,980
Warrants issued for cash	-	-	4,734,031	-	-	-	-	4,734,031
Warrants issued for services	-	-	207,005	-	-	-	-	207,005
Share issuance costs	-	-	(63,237)	-	-	-	-	(63,237)
Accumulated comprehensive loss	-	-	-	-	(1,562)	-	-	(1,562)
Treasury stock (note 7)	-	-	-	-	-	-	(392,830)	(392,830)
Net loss, 2006	-	-	-	(8,396,760)	-	-	-	(8,396,760)

Balance, December 31, 2006	61,460,533	$6,146	$22,040,068	$(11,519,165)	$(1,562)	$320,525	$(392,830)	$10,453,182

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
			June 15, 1996
			[date of inception]
			through to
	2006	2005	Dec. 31, 2006
			(unaudited)
Cash Flows from Operating Activities
Net loss	$(8,396,760)	$(584,879)	$(11,519,165)
Adjustments for:
Depreciation	14,497	-	55,983
Impairment of investment	-	-	61,240
Write-down of assets	-	-	42,253
Write-down of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	-	(19,052)
Stock issued for services	1,700,807	-	1,700,807
Stock issued for management and directors fees to a related party	1,302,980	196,470	2,115,053
Warrants issued for consulting fees	178,768	-	178,768
Minority interest	(248,780)	-	(248,780)
Net loss from discontinued operations	302,755	-	302,755
Changes in non-cash working capital
Other receivable	(398,323)	-	(398,323)
Inventories	-	-	(28,510)
Prepaid expenses	(81,397)	-	(76,140)
Accounts payable	37,946	(6,990)	262,573
Accrued liabilities	454,244		454,379
Accrued officer compensation	-	-	709,500

Net Cash Used in Operating Activities	(5,133,263)	(395,399)	(6,307,490)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, and 2005, and
For the Period from June 15, 1996 [date of inception] through December 31, 2006
			For the period from June 15, 1996 [date of inception] through to
	2006	2005	Dec. 31, 06
			(unaudited)
Cash Flows from Investing Activities
Investment in subsidiary	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of property and equipment	(263,589)	-	(309,319)
Investments in mineral rights	(1,290,781)	(164,096)	(1,454,877)

Net Cash Used in Investing Activities	(1,554,370)	(164,096)	(1,784,917)

Cash Flows from Financing Activities
Payment of notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Advances payable related party	-	-	245,649
Advances to related parties	(65,707)	(28,193)	(139,077)
Cash overdraft	-	(9)	460
Purchase of treasury shares	(392,830)	-	(392,830)
Accumulated other comprehensive income	(1,562)	-	(1,562)
Deferred offering costs	(50,000)	-	(50,000)
Proceeds from subscriptions receivable, net	-	-	124,748
Share issuance costs	(35,000)	-	(35,000)
Minority interest	253,021	-	253,021
Proceeds from issuance of common stock	9,900,000	588,000	11,025,516

Net Cash Provided by Financing Activities	9,607,922	559,798	11,012,999

Change in Cash and Cash Equivalents	2,920,289	303	2,920,592
Cash and Cash Equivalents - beginning of period	303	-	-

Cash and Cash Equivalents - end of period	$ 2,920,592	$ 303	$ 2,920,592

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

The Company is in the exploration stage as defined in Financial Accounting Standards Board's (''FASB'') Statement of Financial Accounting Standards (''SFAS'') No.7. "Accounting and Reporting For Development Stage Enterprises." To date, the Company has generated minimal sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

The Company's mission is to acquire and develop a portfolio of silver properties in proven silver districts globally.

2.

Going Concern and Exploration Stage Activities

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  The Company incurred a net loss of $8,396,760 (2005 - $584,879) for the year and has accumulated losses since inception of $11,519,165 (2005 - $3,122,405).  The Company's continuation as a going concern is uncertain and dependant on successfully bringing its product to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations.  In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further exploration of its products and services. Though the business plan indicates revenues from the operating mines it has acquired in the coming year, these revenues, if any, may not be sufficient to cover operating capital.  The Company plans to pursue additional financing, however, there can be no assurance that the Company will be able to secure financing when needed or obtain financing on terms satisfactory to the Company, if at all.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.

Summary of Significant Accounting Policies

a)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CEAC, Silver Dragon Mining De Mexico S.A. de C.V (''Silver Dragon Mexico'') and its 60% ownership in Sanhe Sino-Top Resources and Technologies, Ltd (''Sino-Top'').  All significant inter-company balances and transactions have been eliminated on consolidation.

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

All capitalized costs of mineral properties subject to amortization and the estimated future costs to develop proved reserves, are amortized using the unit-oproduction method using estimates of proved reserves. Investments in unproved properties and major exploration and development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the capitalized cost of the property will be added to the costs to be amortized.  The Company presently has no proven reserves. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying values can be recovered. If the carrying values exceed estimated recoverable values, then the costs are written-down to fair values with the write-down expensed in the period.

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

3.

Summary of Significant Accounting Policies (cont'd)

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

3.

Summary of Significant Accounting Policies (cont'd)

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

l)

Stock-based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R) (Revised 2004), ''Share-Based Payment'' (''SFAS No. 123R''), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on the estimated grant date fair value of those awards. SFAS No. 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The fair value of stock options is calculated using the Black-Scholes option-pricing model.

Prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" (''APB No.25''), and, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), provided pro forma disclosures of net income and earnings per common share as if the fair value methods had been applied in measuring compensation expense. Under the intrinsic value method, compensation cost for employee stock awards was recognized as the excess, if any, of the deemed fair value for financial reporting purposes of the Company's common stock on the date of grant over the amount an employee must pay to acquire the stock.

For non-employee stock-based compensation, the Company uses the fair value method in accordance with SFAS No. 123R and Emerging Issues Task Force (''EITF'') 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" (''EITF 96-18'').

m)      Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation". The Company's functional currency is United States Dollars (''USD'').  In foreign operations, the local currency is the functional currency, in China it's the Yuan (''RMB'') and in Mexico it's the Nuevo Peso (''MXN''). All assets and liabilities are translated into United States dollars using the current exchange rate.  Revenues and expenses are translated using the average exchange rates prevailing throughout the year. Translation adjustments are included in other comprehensive income for the period.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

3.

Summary of Significant Accounting Policies (cont'd)

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

Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with OfBalance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant ofbalance sheet risk and credit risk concentration. The Company does not have significant ofbalance sheet risk or credit concentration. The Company maintains cash and short-term investments with major financial institutions. From time to time the Company has funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant credit risk as these banks and financial institutions are well-known.

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

o)       Asset Retirement Obligations

For operating properties, costs associated with environmental remediation obligations are accrued in accordance with SFAS No. 143, ''Accounting for Asset Retirement Obligations'' (''SFAS No 143''). SFAS No. 143 requires the Company to record a liability for the present value of the estimated environmental remediation costs, and the related asset created with it, in the period in which the liability is incurred. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

3.

Summary of Significant Accounting Policies (cont'd)

o)       Asset Retirement Obligations (cont'd)

For non-operating properties, costs associated with environmental remediation obligations are accrued when it is probable that such costs will be incurred and they can be reasonably estimated. Estimates for reclamation and other closure costs are prepared in accordance with SFAS No. 5 ''Accounting for Contingencies,'' or Statement of Position 96-1 ''Environmental Remediation Liabilities.'' Accruals for estimated losses from environmental remediation obligations have historically been recognized no later than completion of the remedial feasibility study for each facility and are charged to provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. Management periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that the Company's liabilities have potentially changed.

p)       Recent Accounting Pronouncements

In February 2006, the FASB issued ''SFAS'' No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140'' (''SFAS No. 155''). This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, SFAS No. 155 will have on its financial position.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", an amendment of FASB Statement No. 140'' (''SFAS No. 156''). In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) amortization method or (2) fair value measurement method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, SFAS No. 156 will have on its financial position.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

3.

Summary of Significant Accounting Policies (cont'd)

p)       Recent Accounting Pronouncements (cont'd)

In July 2006 FASB issued FASB No. 48, ''Accounting for Uncertainty in Income Taxes'' FASB interpretation No. (''FIN'') 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN No. 48 will have on its financial position.

In September 2006, the FASB issued SFAS No. 157, ''Fair Value Measurements'', which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In February 2007, the FASB issued SFAS No. 159, ''The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ''SFAS No. 159'' permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company's fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS No. 159 on the Company's consolidated financial statements.

On May 2, 2007 the FASB issued FASB Interpretation FIN No. 48-1, ''Definition of Settlement in FASB Interpretation 48'' (''FIN 48-1''). FIN 48-1 amends FIN 48, ''Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109'', to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48. Accordingly, the Company has applied the provisions of FIN 48-1 effective January 1, 2007. The adoption of FIN 48-1 did not have a material impact on the Company's results of operations and financial condition.

In May 2007, the FASB issued a FASB Staff Position on FIN 46(R)-7, "Application of FASB Interpretation No. 46(R) to Investment Companies" ("FSP FIN 46 (R)-7"). FSP FIN 46(R)-7 addresses the application of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", by an entity that accounts for its investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, "Investment Companies". The adoption of FSP FIN 46(R)-7 did not have a material impact on the Company's results of operations and financial condition.

In June 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 07-1, ''Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.'' SOP No. 07-1 clarifies when an entity may apply the provisions of the Audit and Accounting Guide from Investment Companies (the Guide). Investment companies that are within the scope of the Guide report investments at fair value; consolidation or use of the equity method for investments is generally not appropriate. SOP No. 07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. SOP No. 07-1 is effective for fiscal years beginning on or after December 15, 2007 with early adoption encouraged.

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

4.

Business Acquisitions (cont'd)

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

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

6.

Mineral Rights (cont'd)

Cerro Las Minitas, Mexico

On March 1, 2006, the Company's wholly-owned subsidiary, Silver Dragon Mexico entered into an agreement with Jaime Muguiro Pena wherein Mr. Pena assigned to Silver Dragon Mexico the mining and exploitation rights to 10 mining concessions, which include an operating mine, totaling approximately 1354 hectares in Guadalupe, Durango, Mexico in consideration for the payment to Mr. Pena of $450,000 and 450,000 restricted common stock issued on August 18, 2006 valued at $456,750 for a total value of $906,750.  Silver Dragon Mexico also purchased certain mining equipment for the sum of $1,000 plus Value Added Tax (''V.A.T.'')

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

Capital Stock (cont'd)

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

On January 10, 2006, the Company issued Travellers International Inc. (''TII''), a company controlled by a director of the Company, 1,000,000 shares of common stock, at a value of $647,850, pursuant to the terms of the Employment Agreement dated November 15, 2005 with the Company's sole director and CEO.

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

Capital Stock (cont'd)

On March 2, 2006, Silver Dragon Mexico entered into an agreement for the assignment of the mining and exploitation rights to five mining concessions in consideration for cash fees of $450,000 along with 450,000 restricted common shares valued at $456,750 and for a total value of $906,750.

On March 7, 2006, the Company completed the sale of 1,000,000 units, at a price of $1.00 per unit, for total gross proceeds of $1,000,000. Each unit consists of one share of the Company's common stock and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrant. One whole warrant will entitle the holder to purchase an additional share of common stock at any time over a period of two years from the date of the closing of the private placement.

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

On May 30, 2006 the Company completed the sale of 1,350,000 units, at a price of $1.00 per unit, for total gross proceeds of $1,350,000.  Each unit consists of one share of the Company's common stock and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional share of common stock at any time over a period of two years from the date of the closing of the private placement valued at $1.6 million on closing.

On June 12, 2006, the Company completed a private placement totaling 1,200,000 units at $1.00 per unit for gross proceeds of $1,200,000. Each unit consists of one share of the Company's common stock and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional share of common stock at any time over a period of two years from the date of the closing of the private placement valued at $1.6 million on closing.

On October 13, 2006, the Company closed a private placement totaling 2,513,000 units at $1.00 per unit for gross proceeds of $2,513,000. Each unit consists of one share of the Company's common stock and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional share of common stock at any time over a period of two years from the date of the closing of the private placement.

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

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

7.

Capital Stock (cont'd)

On November 9, 2006, the Company closed a private placement totaling 500,000 units at $1.00 per unit for gross proceeds of $500,000. Each unit consists of one share of the Company's common stock and one one-half class A $2.00 purchase warrant and one one-half class B $5.00 purchase warrants.  One whole warrant will entitle the holder to purchase an additional share of common stock at any time over a period of five years from the date of the closing of the private placement.  Two class C warrants were issued for each share issued on closing. The per warrant share exercise price to acquire a share of common stock shall be $1.00 and shall be exercisable until one year from November 9, 2006.

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

On December 29, 2006, the Company closed a private placement totaling 2,987,000 units at $1.00 per unit for gross proceeds of $2,987,000. Each unit consists of one share of the Company's common stock and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional share of common stock at any time over a period of two years from the date of the closing of the private placement.

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

7.

Capital Stock (cont'd)

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

7.       Capital Stock (cont'd)

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

The Company paid $288,000 (2005 – $288,000) and issued 2,000,000 restricted common shares valued at $1,302,780 as payment of management and director's fees.

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

10.    Income Taxes

The Company's income tax provision (recovery) has been calculated as follows:

	2006	2005
Loss before income taxes	$(8,342,785)	$(584,879)
Deferred: Expected income tax recovery at the statutory rates of 34% (2005 - 34%)	(2,836,547)	(198,859)
Other	(54,752)	-
Change in valuation allowance	2,891,299	198,859

Provision for income taxes	$-	$-

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

10.

Income Taxes (cont'd)

The following summarizes the principal temporary differences and related future tax effect:

	2006	2005
Losses carried forward	$3,916,516	$1,061,618
Valuation allowance	(3,916,516)	(1,061,618)

Deferred income tax asset	$-	$-

Management determined that the deferred tax assets do not satisfy the recognition criteria of SFAS No. 109 and, more likely than not the losses will not be utilized, accordingly, a full valuation allowance has been recorded for this amount.

The Company has accumulated approximately $11,519,000 of taxable losses, which may be used to offset future federal taxable income. The utilization of the losses expires in years 2015 to 2026.

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

11.

Statements of Cash Flows Supplemental Disclosures (cont'd)

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

During the year ended December 31, 2006, the Company issued 2,000,000 restricted common stock valued at $1,302,980 in settlement of accounts payable to related party for services performed.

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

On May 15, 2006, the Company entered into a trust arrangement with TII, an investment and merchant banking firm, for the deposit by the Company of $1 Million (the ''Funds'') for the purpose of investing the Funds on behalf of the Company.  The trust arrangement was evidenced by a Declaration of Trust dated August 16, 2006. The Company had received proceeds of an equity financing to be used towards the Company's obligations in Mexico and China over the next several months.  In the meantime, the Company decided to invest a portion of the financing proceeds for the purpose of obtaining a return on the proceeds invested.

Marc Hazout has served as Chief Executive Officer and President of the Company since June 1, 2002.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

13.

Commitments and Contingencies (cont'd)

Mr. Hazout has served as a director of the Company since June 1, 2002, and has served as the sole director of the Company since September 21, 2002. As of March 30, 2007, Mr. Hazout beneficially owned 28% of the shares of the common stock of the Company (''Company Shares'').

Mr. Hazout has served as the Chief Executive Officer, President and sole director of TII since June 25, 1998.  As of December 31, 2006, Mr. Hazout beneficially owned 100% of the shares of the capital stock of TII.

For purposes of convenience, Mr. Hazout directed the investment by TII of the Funds, through TII's brokerage account at Union Securities Ltd.

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

iii.    Purchase 276,545 of the Company's shares at an aggregate purchase price of $392,830 with a fair market value of $580,745 as at December 31, 2006; and

iv.   Purchase 50,000 shares of First Majestic Resource Corp. at an aggregate purchase price of $160,562 and sell 50,000 shares of First Majestic Resource Corp. at an aggregate sale price of $154,525, to hold nil First Majestic Resource Corp. shares as at December 31, 2006.

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

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

14.

Subsequent Events

On January 23, 2007 TII delivered a stock certificate for the 200,000 shares of the Company, which TII had been holding in trust on behalf of the Company, back to the Company's transfer agent for cancellation.

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

On April 3, 2007, the Company issued 230,000 shares of the Company's restricted common stock for cash.

On April 3, 2007, the Company issued 50,000 shares of the Company's restricted common stock to two individuals for consulting services as part of a twelve month contract.

During April 3, 2007 the Company issued 55,000 shares of the Company's restricted common stock to employees of the Company.

On April 6, 2007 the Company entered into a twelve month contract with Small Cap Voice.Com, Inc. to provide the Company with investor relations services in return for 25,000 restricted common shares.

On May 1, 2007 the Company issued 5,000 shares of the Company's unrestricted stock upon the exercise of warrants.

On May 3, 2007, the Company issued 38,500 shares of the Company's restricted common stock to a Company for investor relations services performed.

On May 18, 2007, the Company issued 2,000,000 shares of the Company's restricted common stock as part of the Sino Top agreement to increase ownership from 60% to 90%. The shares will be released upon obtaining the appropriate approvals for the increase in ownership from the Chinese government.

On May 22, 2007, the Company issued 175,000 shares of thee Company's restricted common stock for cash.

On June 13, 2007, the Company issued 75,000 shares of the Company's restricted common stock as part of an agreement for investor relation services.

On June 15, 2007, the Company entered into a service contract with WJG Enterprises for consulting services in exchange for 50,000 restricted common shares to be delivered at the time of the agreement and an additional 50,000 restricted common shares 6 months from the time of the agreement.

On June 28, 2007 TII delivered a stock certificate for the 76,545 shares of the Company, which TII had been holding in trust on behalf of the Company, back to the Company's Transfer Agent for cancellation.

15.    Comparative Information

Certain comparative figures have been reclassified to conform with the current year's financial statement presentation.

16.    Restatement of Previously Issued Consolidated Financial Statements

i)  In 2006, the Company became aware of certain accounting irregularities affecting the previously issued consolidated financial statements.  The Company conducted an inquiry into these accounting issues.  As a result, the Company is restating previously issued consolidated financial statements for the year ended December 31, 2006 due to the accounting errors.

The Company determined that it had not accounted for shares issued for mining rights and services and had not properly presented the allocation of share issuances in the consolidated statement of stockholders' equity.  Accordingly, net loss went from $542,909 to $584,879 and mining rights went from $589,126 to $600,126.  There was no change in earnings per share.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

AN EXPLORATION ENTERPRISE

(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005 (Restated note 16)

16.    Restatement of Previously Issued Consolidated Financial Statements  (cont'd)

ii)  In 2007, the Company became aware of certain accounting irregularities affecting the previously issued year end consolidated financial statements. The Company conducted an inquiry into these accounting issues. As a result, the Company is restating previously issued consolidated financial statements for the year ended December 31, 2006 due to the accounting errors.

The effect on the consolidated statement of operations and the consolidated balance sheet for the period ended December 31, 2006 is as follows:

		As		Change		Restated
		Previously
		Reported
Consolidated Statement of Operations

Exploration (a)		$1,959,044		$267,652		$2,226,696

Minority interest (a)		$141,719		$107,061		$248,780

Net Loss for the year ended December 31, 2006		$(8,236,169)		$(160,591)		$(8,396,760)

Net Loss per common share - basic and diluted for the year ended December 31, 2006	$	$(0.16)	$	$(0.01)	$	$(0.17)

Exploration expense for the cumulative period ended December 31, 2006 (a)		$1,959,044		$267,652		$2,226,696

Minority interest for the cumulative period ended December 31, 2006 (a)		$141,719		$107,061		$248,780

Net Loss for the cumulative period ended December 31, 2006		$(11,358,574)		$(160,591)		$(11,519,165)

Consolidated Balance Sheet

Accrued liabilities (a)		$226,865		$267,652		$494,517

Minority interest (a)		$111,302		$(107,061)		$4,241

Deficit accumulated during the exploration stage		$(11,358,574)		$(160,591)		$(11,519,165)

(a) Exploration expense
The Company determined that it had not accrued all costs association with the exploration and development of mineral rights in its Chinese subsidiary.

