Form 10KSB/A
period 2006-12-31
Silver Dragon Resources Inc.
filed 2007-07-18
CIK 1017290

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB/A
 (Amendment #2)
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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A is being filed as an amendment to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission May 16, 2007. For the convenience of the reader, this Form 10-KSB/A sets forth the originally filed Form 10-KSB in its entirety. However, the following revisions are contained herein:

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

ITEM 13.  EXHIBITS

(a)   The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

Exhibit No.	Name of Exhibit
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
4.1	Form of Subscription Agreement dated March 23, 2006 between Silver Dragon Resources Inc. and Heller Capital Investments LLC (3)
4.2	Form of Class A Common Stock Purchase Warrant issued to Heller Capital Investments LLC (4)
4.3	Form of Class B Common Stock Purchase Warrant issued to Heller Capital Investments LLC (4)
4.4	Subscription Agreement dated November 9, 2006 between Silver Dragon Resources, Inc. and Alpha Capital Anstalt (5)
4.5	Form of Class A Common Stock Purchase Warrant issued to Alpha Capital Anstalt (5)
4.6	Form of Class B Common Stock Purchase Warrant issued to Alpha Capital Anstalt (5)
4.7	Form of Class C Common Stock Purchase Warrant issued to Alpha Capital Anstalt (5)
10.1	Assignment of Rights of Mining Concessions Agreement between Silver Dragon Mining De Mexico, S.A. de C.V. and Jamie Mugurio Pena (6)
10.2	Assets Bailment Agreement dated March 2, 2006 by and between Silver Dragon Mining De Mexico, S.A. de C.V. and Jaime Mugurio Pena (6)

10.3	Assets Purchase Agreement dated March 2, 2006 by and between Silver Dragon Mining De Mexico, S.A. de C.V. and Ramon Tomas Davila Flores (6)
10.4	Asset Purchase Agreement between Silver Dragon Mining De Mexico, S.A., de C.V. and Ramon Tomas Davila (6)
10.5	Assignment of Rights of Mining Concessions Agreement dated March 8, 2006 by and between Silver Dragon Mining De Mexico, S.A. de C.V. and Minera Real Victoria S.A. de C.V.(6)
10.6	Addendum to the Mining Exploration and Exploitation Agreement dated March 9, 2006 by and between Silver Dragon Mining de Mexico , S.A. de C.V. and Silvia Villasenor Haro (6)
10.7	Asset Purchase Agreement dated as of March 16, 2006 among Silver Dragon Resources, Inc., Sino Silver Corp. and Sanhe Sino-Top Resources and Technologies, Ltd. (7)
10.8	Strategic Cooperation Agreement dated July 26, 2006, between Silver Dragon Resources, Inc. and Tianjin North China Exploration Bureau (4)
10.9	Employment Agreement dated November 15, 2005 between Silver Dragon Resources, Inc. and Marc Hazout (management contract) (4)
10.10	Declaration of Trust dated August 16, 2006 between Silver Dragon Resources, Inc. and Travellers International Inc. (4)
11	Statement re: computation of per share earnings (9)
16.1	Letters from Moore Stephens Cooper Modyneux LLP on change in certifying accountants (10)
21	Subsidiaries of the Company (11)
23.1	Consent of SF Partnership, LLP, Chartered Accountants
23.2	Consent of Craig L. Parkinson, P. Geo (11)
23.3	Consent of Douglas R. Wood II, P. Geo (11)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Acting Chief Accounting Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Acting Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(11)   Previously filed.

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

SILVER DRAGON RESOURCES INC.

Date: July 17, 2007	/s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer

SILVER DRAGON RESOURCES INC.

Date: July 17, 2007	/s/ Kirk Boyd
Kirk Boyd, Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 17, 2007	/s/ Marc Hazout
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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)
Consolidated Statement of Operations
For the Years Ended December 31, 2006 and 2005, and For the Period from June 15, 1996 [date of inception] Through to December 31, 2006
(Restated note 16)	2006	2005	For the Period June 15, 1996 (Date of Inception) to December 31, 2006 (unaudited)
Revenues	$ -	$ -	$ 64,888

Cost of Revenues	-	-	74,482

Gross Profit	-	-	(9,594)

Operating Expenses
General and administrative	5,696,983	585,658	8,569,492
Exploration	2,226,696	-	2,226,696
Development (non mining)	-	-	60,000
Total Operating Expenses	7,923,679	585,658	10,856,188

Loss From Continuing Operations	(7,923,679)	(585,658)	(10,865,782)

Other Income (Expenses)
Interest expense	(36,517)	-	(36,517)
Interest income – related parties	-	-	15,905
Interest expense - related parties	-	-	(8,422)
Settlement with Cyper Entertainment, Inc.	-	-	(80,000)
Loss on disposal of asset	-	-	(15,371)
Loss on investment	-	-	(61,240)
Loss on sale of marketable securities (note 9)	(389,365)	-	(389,365)
Other income (expense)	6,776	779	(24,398)
Total Other Income (Expenses)	(419,106)	779	(599,408)

Net Loss From Continuing Operations	$ (8,342,785)	$ (584,879)	$(11,465,190)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Consolidated Statement of Operations
For the Years Ended December 31, 2006 and 2005, and For the Period from June 15, 1996 [date of inception] Through to December 31, 2006
(Restated note 16)	2006	2005	For the Period June 15, 1996 (Date of Inception) to December 31, 2006 (unaudited)

Net Loss From Continuing Operations (carried forward)	$ (8,342,785)	$ (584,879)	$ (11,465,190)
Provision For Income Taxes
Current	-	-	-
Future	-	-	-
Net Loss From Continuing Operations, After Tax	(8,342,785)	(584,879)	(11,465,190)

Minority Interest	248,780	-	248,780

Net Loss From Discontinued Operations (note 6)
Loss from discontinued operations (net of tax)	(302,755)	-	(302,755)
Net Loss From Discontinued Operations	(302,755)	-	(302,755)
Net Loss	(8,396,760)	(584,879)	(11,519,165)
Foreign exchange adjustment	(1,562)	-	(1,562)

Comprehensive Loss	$ (8,398,322)	$ (584,879)	$ (11,520,727)

Net loss per common share – basic and diluted	$ (0.17)	$ (0.02)

Net loss on continuing operations per common share – basic and diluted	$ (0.17)	$ (0.02)

Weighted average number common shares outstanding during the year – basic and diluted	49,936,892	31,091,548

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
AN EXPLORATION STAGE ENTERPRISE
(FORMERLY AMERICAN ENTERTAINMENT & ANIMATION CORPORATION)
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, and 2005, and
For the Period from June 15, 1996 [date of inception] through December 31, 2006
(Restated note 16)			For the period from
			June 15, 1996
			[date of inception]
			through to
	2006	2005	Dec. 31, 2006
			(unaudited)
Cash Flows from Operating Activities
Net loss	$(8,396,760)	$(584,879)	$(11,519,165)
Adjustments for:
Depreciation	14,497	-	55,983
Impairment of investment	-	-	61,240
Write-down of assets	-	-	42,253
Write-down of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	-	(19,052)
Stock issued for services	1,700,807	-	1,700,807
Stock issued for management and directors fees to a related party	1,302,980	196,470	2,115,053
Warrants issued for consulting fees	178,768	-	178,768
Minority interest	(248,780)	-	(248,780)
Net loss from discontinued operations	302,755	-	302,755
Changes in non-cash working capital
Other receivable	(398,323)	-	(398,323)
Inventories	-	-	(28,510)
Prepaid expenses	(81,397)	-	(76,140)
Accounts payable	37,946	(6,990)	262,573
Accrued liabilities	454,244		454,379
Accrued officer compensation	-	-	709,500

Net Cash Used in Operating Activities	(5,133,263)	(395,399)	(6,307,490)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE ENTERPRISE)
(FORMERLY AMERICAN ENTERTAINMENT AND ANIMATION CORPORATION)
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, and 2005, and
For the Period from June 15, 1996 [date of inception] through December 31, 2006
(Restated note 16)			For the period from June 15, 1996 [date of inception] through to
	2006	2005	Dec. 31, 06
			(unaudited)
Cash Flows from Investing Activities
Investment in subsidiary	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of property and equipment	(263,589)	-	(309,319)
Investments in mineral rights	(1,290,781)	(164,096)	(1,454,877)

Net Cash Used in Investing Activities	(1,554,370)	(164,096)	(1,784,917)

Cash Flows from Financing Activities
Payment of notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Advances payable related party	-	-	245,649
Advances to related parties	(65,707)	(28,193)	(139,077)
Cash overdraft	-	(9)	460
Purchase of treasury shares	(392,830)	-	(392,830)
Accumulated other comprehensive income	(1,562)	-	(1,562)
Deferred offering costs	(50,000)	-	(50,000)
Proceeds from subscriptions receivable, net	-	-	124,748
Share issuance costs	(35,000)	-	(35,000)
Minority interest	253,021	-	253,021
Proceeds from issuance of common stock	9,900,000	588,000	11,025,516

Net Cash Provided by Financing Activities	9,607,922	559,798	11,012,999

Change in Cash and Cash Equivalents	2,920,289	303	2,920,592
Cash and Cash Equivalents - beginning of period	303	-	-

Cash and Cash Equivalents - end of period	$ 2,920,592	$ 303	$ 2,920,592

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

16.    Restatement of Previously Issued Consolidated Financial Statements

i)  In 2006, the Company became aware of certain accounting irregularities affecting the previously issued consolidated financial statements.  The Company conducted an inquiry into these accounting issues.  As a result, the Company is restating previously issued consolidated financial statements for the year ended December 31, 2005 due to the accounting errors.

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

