Form 10QSB
period 2007-06-30
Silver Dragon Resources Inc.
filed 2007-08-10
CIK 1017290

U. S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 65,571,488 shares of its Common Stock, $0.0001 par value, as of August 10, 2007.

Transitional Small Business Disclosure Format: Yes____             No     X

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 and 2006 (restated)

(UNAUDITED)

CONTENTS

Interim Consolidated Balance Sheet as at June 30, 2007	1

Interim Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Month Periods Ended June 30, 2007 and 2006, and Cumulative for the Period from June 15, 1996, [Date of Inception] Through to June 30, 2007	2-3

Interim Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2007 and 2006, and Cumulative for the Period from June 15, 1996, [Date of Inception] Through to June 30, 2007	4-5

Notes to the Interim Consolidated Financial Statements	6-16

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Balance Sheet
(Unaudited)

June 30
2007

ASSETS
Current Assets
Cash and cash equivalents	$265,477
Other receivable, net (note 4)	252,921
Current portion of deferred expenses	801,085
Total Current Assets	1,319,483

Deferred Expenses	273,135
Property and Equipment, net (note 5)	395,628
Mineral Rights (note 6)	9,076,897
Deferred Offering Costs	50,000

Total Assets	$11,115,143

LIABILITIES
Current Liabilities
Accounts payable	$1,258,183
Accrued liabilities	38,987
Advances from related parties (note 8)	368,592
Total Current Liabilities	1,665,762

Total Liabilities	1,665,762

Commitments & Contingencies (note 13)

STOCKHOLDERS' EQUITY
Capital Stock (note 7)
Preferred stock, $0.0001 par value 20,000,000 shares authorized, none issued and outstanding

Common stock, $0.0001 par value, 150,000,000 shares authorized, 64,521,488 issued and outstanding	6,452

Additional Paid - in Capital	25,655,492
Stock Subscriptions	(60,000)
Deficit Accumulated During the Exploration Stage	(16,108,843)
Accumulated Other Comprehensive Income	(43,720)
Stockholders' Equity	9,449,381

Total Liabilities and Stockholders’ Equity	$11,115,143

The accompanying notes are an integral part of these interim consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six Month Periods Ended June 30, 2007 and 2006, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through to June 30, 2007
(Unaudited)

	For the 3 month periods ended June 30		For the 6 month periods emded June 30		For the period from June 15, 1996 [date of inception] through to June 30, 2007

	2007	2006	2007	2006

Revenues	$-	$-	$-	$-	$64,888
Cost of revenues	-	-	-	-	74,482

Gross Profit	-	-	-	-	(9,594)

Operating Expenses
General and administrative	1,086,109	1,217,424	3,027,714	4,565,058	11,597,206
Exploration	965,925	704,616	1,567,956	1,343,653	3,794,652
Development expenses (non-mining)	-	-	-	-	60,000
Operating Expenses	2,052,034	1,922,040	4,595,670	5,908,711	15,451,858

Loss From Continuing Operations	(2,052,034)	(1,922,040)	(4,595,670)	(5,908,711)	(15,461,452)

Other Income (Expenses)
Interest expense	-	-	-	-	(36,517)
Interest income - related parties	-	-	-	-	15,905
Interest expense - related parties	-	-	-	-	(8,422)
Settlement with Cyper Entertainment, Inc.	-	-	-	-	(80,000)
Loss on disposal of asset	-	-	-	-	(15,371)
Loss on investment	-	-	-	-	(61,240)
Loss on sales of marketable securities (note 13)	-	-		-	(389,365)
Other income (expense)	1,041	-	1,751	-	(22,647)
Total Other Income (Expenses)	1,041	-	1,751	-	(597,657)

Net Loss From Continuing Operations	$(2,050,993)	$(1,922,040)	$(4,593,919)	$(5,908,711)	$(16,059,109)

The accompanying notes are an integral part of these interim consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six Month Periods Ended June 30, 2007 and 2006, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through to June 30, 2007 (cont’d)
(Unaudited)

	For the 3 month periods ended June 30		For the 6 month periods emded June 30		For the period from June 15, 1996 [date of inception] through to June 30, 2007

	2007	2006	2007	2006

Net Loss From Continuing Operations (carried forward)	$(2,050,993)	$(1,922,040)	$(4,593,919)	$(5,908,711)	$(16,059,109)
Provision for Income Taxes
Current	-	-	-	-	-
Future	-	-	-	-	-
Net Loss from Continuing Operations, After Tax	(2,050,993)	(1,922,040)	(4,593,919)	(5,908,711)	(16,059,109)

Minority Interest	-	-	4,241	-	253,021

Loss From Discontinued Operations
Loss from discontinued operations (net of tax)	-	-	-	-	(302,755)
Net Loss From Discontinued Operations	-	-	-	-	(302,755)

Net Loss	(2,050,993)	(1,922,040)	(4,589,678)	(5,908,711)	(16,108,843)

Foreign exchange adjustment	(67,423)	-	(42,158)	-	(43,720)
Comperhensive Loss	$(2,118,416)	$(1,922,040)	$(4,631,836)	$(5,908,711)	$(16,152,563)

Net loss per common share - basic and diluted	($0.03)	($0.04)	($0.07)	($0.13)

Net loss on continuing operations per common share - basic and diluted	($0.03)	($0.04)	($0.07)	($0.13)

Weighted average number of common shares outstanding - basic and diluted	62,479,466	43,832,456	62,479,466	43,832,456

The accompanying notes are an integral part of these interim consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
 Interim Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30, 2007 and 2006, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through to June 30, 2007
(Unaudited)

			For the period
			from June 15,
			1996 [date of
	For the 6 month periods ended		inception]
	June 30	June 30	through to
	2007	2006	June 30, 2007

Cash Flows from Operating Activities
Net loss	$(4,589,678)	$(5,908,711)	$(16,108,843)
Adjustments for:
Depreciation	39,341	1,425	95,324
Impairment of investment	-	-	61,240
Writedown of assets	-	-	42,253
Writedown of inventory	-	-	19,169
Settlement of Cyper reverse acquisition	-	-	80,000
Settlement of debt, net	-	-	(19,052)
Stock issued for services	257,886	1,735,975	1,958,693
Stock issued for management and directors fees to a related party	-	1,855,000	2,115,053
Warrants issued for consulting fees	-	-	178,768
Minority interest	(4,241)	-	(253,021)
Net loss from discontinued operations	-	-	302,755
Changes in non-cash working capital
Other receivable	135,595	(90,314)	(262,728)
Marketable securities	-	(1,000,000)	-
Inventories	-	-	(28,510)
Prepaid expenses	284,902	(17,856)	208,762
Accounts payable	1,045,462	(9,454)	1,308,035
Accrued liabilities	(424,807)	-	29,572
Accrued officer compensation	-	-	709,500
Net Cash Used in Operating Activities	(3,255,540)	(3,433,935)	(9,563,030)

The accompanying notes are an integral part of these interim consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30, 2007 and 2006, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through to June 30, 2007 (cont’d)
(Unaudited)

			For the period
			from June 15,
			1996 [date of
	For the 6 month periods ended		inception]
	June 30	June 30	through to
	2007	2006	June 30, 2007

Cash Flows from Investing Activities
Investment in subsidiary	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Acquisition of property and equipment	(173,340)	(26,238)	(482,659)
Investments in mineral rights	(100,000)	(8,453)	(1,554,877)
Net Cash Used in Investing Activities	(273,340)	(34,691)	(2,058,257)

Cash Flows from Financing Activities
Payment of notes payable	-	-	3,581
Proceeds from issuance of notes payable	200,000	-	178,493
Advances payable to related party	140,007	-	385,656
Advances from related parties	37,771	(148,159)	(101,306)
Cash overdraft	-	-	460
Purchase of treasury shares	-	-	(392,830)
Cumulative comperhensive income		-	(1,562)
Deferred offering costs	-	-	(50,000)
Proceeds from subscriptions receivable, net	-	-	124,748
Share issuance costs	-	-	(35,000)
Minority interest	-	-	253,021
Proceeds from issuance of common stock	495,987	3,982,027	11,521,503
Net Cash Provided by Financing Activities	873,765	3,833,868	11,886,764

Change in Cash and Cash Equivalents	(2,655,115)	365,242	265,477

Cash and Cash Equivalents - beginning of period	2,920,592	303	-
Cash and Cash Equivalents - end of period	$265,477	$365,545	$265,477

The accompanying notes are an integral part of these interim consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and 2006
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

The Company is in the exploration stage as defined in Financial Accounting Standards Board’s ("FASB") Statement of Financial Accounting Standards ("SFAS") No.7. "Accounting and Reporting For Development Stage Enterprises." To date, the Company has generated minimal sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

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

2.

Going Concern and Exploration Stage Activities

The Company's unaudited interim consolidated financial statements for the six months ended June 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $4,589,678 for the six months ended June 30, 2007 (2006 - $5,908,711), and has accumulated losses since inception of $16,108,843 The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel further acquisitions and exploration and development activities. The Company plans to pursue additional financing; however, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

3.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115"("SFAS No. 159"). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company's fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS No. 159 on the Company's consolidated financial statements.

On May 2, 2007 the FASB issued FASB Interpretation FIN No. 48-1, "Definition of Settlement in FASB Interpretation 48" ("FIN 48-1"). FIN 48-1 amends FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48. Accordingly, the Company has applied the provisions of FIN 48-1 effective January 1, 2007. The adoption of FIN 48-1 did not have a material impact on the Company’s results of operations and financial condition.

In May 2007, the FASB issued a FASB Staff Position on FIN 46(R)-7, "Application of FASB Interpretation No. 46(R) to Investment Companies" ("FSP FIN 46 (R)-7"). FSP FIN 46(R)-7 addresses the application of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", by an entity that accounts for its investments in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, "Investment Companies" (the "Guide"). The adoption of FSP FIN 46(R)-7 did not have a material impact on the Company's results of operations and financial condition.

In June 2007, the AICPA issued Statement of Position ("SOP") No. 07-1, ''Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies ("SOP No. 07-1"). SOP No. 07-1 clarifies when an entity may apply the provisions of the Guide. Investment companies that are within the scope of the Guide report investments at fair value; consolidation or use of the equity method for investments is generally not appropriate. SOP No. 07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. SOP No. 07-1 is effective for fiscal years beginning on or after December 15, 2007 with early adoption encouraged. The Company is currently evaluating the impact, if any of SOP No. 07-1 on the Company’s consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

4.

Other Receivable, net

	June 30, 2007	June 30, 2006

Other receivable	$452,921	$90,314

Provision for other receivable	200,000	-0-

Other receivable, net	$252,921	$90,314

An amount of $200,000 has been set as a provision against possible rejection of Value Added Tax ("V.A.T.") refund claims submitted to the Mexican government as part of the exploration expense at the Cerro Las Minitas property. Initial refund claims were rejected due to lack of documentation. These claims will be re-submitted, however management has decided to set up a provision against these claims.

5.

Property and Equipment, net

		Accumulated	June 30, 2007
	Cost	Depreciation	Net book value

Computer hardware	$142,655	$44,243	$98,412
Vehicles	145,294	51,077	94,217
Furniture and fixtures	149,595	10,386	139,209
Mine equipment	47,839	14,205	33,634
Buildings	30,890	734	30,156
	$516,273	$120,645	$395,628
6. Mineral Rights
		Cero Las
	Sino-Top	Minitas,
	China	Mexico	Total

Balance at December 31, 2006	$3,471,152	$2,845,745	$6,316,897
Expenditures January 1 – June 30, 2007	2,660,000	100,000	2,760,000
Balance at June 30, 2007	$6,131,152	$2,945,745	$9,076,897

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

6.

Mineral Rights (cont’d)

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

On March 19, 2007, the Company entered into an agreement to acquire an additional 30% ownership interest in Sino-Top, increasing its total equity position from 60% to 90%, in exchange for two million restricted shares of common stock of the Company. On May 16, 2007 the Company received the certificate of approval from the Ministry of Commerce in China to increase its ownership and released the 2,000,000 shares held in escrow.

The Company has also committed to invest approximately $1,529,000 into Sino-Top towards exploration and property maintenance on the nine properties in the portfolio, with the intention of bringing the Erbahuo mine into production in 2008 and conducting advanced stage exploration on two properties (Zuanxinhu and Saihanaobao). As of June 30, 2007, the Company paid $893,630 of this amount to Sino-Top. This agreement supersedes the Venture Agreement dated April 14, 2005 between the Company and Sino Silver.

To date, all mineral property acquisition costs are capitalized and all exploration and development costs are expensed.

Cerro Las Minitas, Mexico

On March 1, 2006, the Company's wholly-owned subsidiary, Silver Dragon Mining De Mexico S.A. de C.V ("Silver Dragon Mexico") entered into an agreement with Jaime Muguiro Pena wherein Mr. Pena assigned to Silver Dragon Mexico the mining and exploitation rights to 10 mining concessions, which include an operating mine, totaling approximately 1354 hectares in Guadalupe, Durango, Mexico in consideration for the payment to Mr. Pena of $450,000 and 450,000 restricted common stock issued on August 18, 2006 valued at $456,750 for a total value of $906,750. Silver Dragon Mexico also purchased certain mining equipment for the sum of $1,000 plus V.A.T.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

6.

Mineral Rights (cont’d)

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

6.

Mineral Rights (cont’d)

ii)

Option to Purchase. Silver Dragon Mexico has been granted the option to purchase the Concession, which can be exercised by Silver Dragon Mexico by providing written notice to Ms. Haro within a 30 day period in advance to the following events:

a)

The Option to Purchase the Concession can be exercised by Silver Dragon Mexico within 3 years of the date of execution of the Agreement upon payment of the amount of $2,000,000 plus the applicable V.A.T.; or alternatively;

b)

The Option to Purchase the Concession can be exercised by Silver Dragon Mexico within 5 years of the execution of this Agreement upon payment of $3,000,000 plus the applicable V.A.T.

7.

Capital Stock

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

On April 3, 2007, the Company closed a private placement totaling 230,000 units at $1.00 per unit for gross proceeds of $230,000. Each unit consists of one share of the Company’s common stock and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional share of common stock at any time over a period of two years from the date of the closing of the private placement.

On April 3, 2007, the Company issued a total of 100,000 shares of the Company's restricted common stock to two individuals for consulting services as part of a twelve month contract for a value of $165,200.

On April 3, 2007 the Company issued 55,000 shares of the Company's restricted common stock to employees of the Company for a value of $90,895.

On April 6, 2007 the Company entered into a twelve month contract with Small Cap Voice.Com, Inc. to provide the Company with investor relations services in return for 25,000 restricted common shares at a value of $48,825.

On May 1, 2007 the Company issued 5,000 shares of the Company's unrestricted stock upon the exercise of warrants.

On May 3, 2007, the Company issued 38,500 shares of the Company's restricted common stock to a Company for investor relations services performed for a value of $59,021.

On May 22, 2007, the Company closed a private placement totaling 175,000 units at $1.00 per unit for gross proceeds of $175,000. Each unit consists of one share of the Company’s common stock and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional share of common stock at any time over a period of two years from the date of the closing of the private placement.

On June 13, 2007, the Company issued 75,000 shares of the Company's restricted common stock as part of an agreement for investor relation services for a value of $63,000.

On June 15, 2007, the Company entered into a service contract with WJG Enterprises for consulting services in exchange for 50,000 restricted common shares (valued at $31,150) to be delivered at the time of the agreement and an additional 50,000 restricted common shares six months from the time of the agreement.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

7.

Capital Stock (cont’d)

Treasury Stock

In 2006, the Company acquired, through Travellers International Inc. ("TII"), a company controlled by a director of the Company, 276,545 common shares of the Company for $392,830.

On January 23, 2007, 200,000 common shares of the Company with a value of $232,085 were returned to treasury and cancelled. On June 28, 2007, 76,545 common shares of the Company with a value of $160,745 were returned to treasury and cancelled.

Warrants

As at June 30, 2007, the following warrants were outstanding:

		Number of Warrants				Value
			Issued,				Issued,
Expiry	Exercise		(Exercised),				(Exercised),
Date	Price	Opening	and (Expired)		Closing	Opening	and (Expired)	Closing
						$	$	$
09-Nov-07	1.00	1,000,000	-		1,000,000	520,762	-	520,762
30-May-08	2.00	675,000	-		675,000	347,093	-	347,093
30-May-08	5.00	675,000	-		675,000	225,881	-	225,881
12-Jun-08	2.00	600,000	-		600,000	312,109	-	312,109
12-Jun-08	5.00	600,000	-		600,000	204,971	-	204,971
13-Oct-08	2.00	1,256,500	-		1,256,500	705,289	-	705,289
13-Oct-08	5.00	1,256,500	-		1,256,500	491,398	-	491,398
29-Dec-08	2.00	1,493,500	-		1,493,500	883,348	-	883,348
29-Dec-08	5.00	1,493,500	-		1,493,500	639,793	-	639,793
05-Feb-09	2.00	-	292,000		292,000	-	174,917	174,917
05-Feb-09	5.00	-	292,000		292,000	-	127,848	127,848
03-Apr-09	2.00	-	115,000		115,000	-	77,742	77,742
03-Apr-09	5.00	-	115,000		115,000	-	61,826	61,826
22-May-09	2.00	-	87,500		87,500	-	45,232	45,232
22-May-09	5.00	-	87,500		87,500	-	29,600	29,600
11-Aug-11	0.80	200,000	(5,000)	*	195,000	178,768	(4,000)	174,768
09-Nov-11	2.00	250,000	-		250,000	211,200	-	211,200
09-Nov-11	5.00	250,000	-		250,000	192,187	-	192,187
09-Nov-11	2.00	17,500	-		17,500	14,784	-	14,784
09-Nov-11	5.00	17,500	-		17,500	13,453	-	13,453
		9,785,000	984,000	10,769,000		$4,941,036	$513,165	$5,454,201

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

7.

Capital Stock (cont’d)

A value of $517,165 has been attributed to the warrants issued during the six month period ended June 30, 2007. Warrants were valued using the Black-Scholes model, using the following weighted average key assumptions of volatility of 128% - 165%, a risk-free interest rate of 4.0% - 4.7%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company of zero percent.

*On May 1, 2007 the Company issued 5,000 shares of the Company's unrestricted stock upon the exercise of warrants at $0.80 each for cash proceeds of $4,000.00.

8.

Advances from Related Parties

Advances from TII, a company holding approximately 26% of the issued and outstanding shares of the Company and which is controlled by an officer and stockholder of the Company, are in the amount of $168,592 and are unsecured, non-interest bearing and have no fixed terms of repayment.

During June 2007, a shareholder of the Company advanced $200,000 to the Company. The amount is unsecured, non-interest bearing and has no fixed terms of repayment.

9.

Related Party Transactions

During the six month period ended June 30, 2007, the following transactions involving related parties occurred and were measured at the exchange amount, which is the amount agreed to by the respective parties.

The Company paid $153,600 (2006 – $144,000) as payment of management and director’s fees and auto allowance to TII as per employment agreement.

In May and June 2006, the Company provided the amount of $1,000,000 in trust to TII, a company controlled by an officer and stockholder of the Company, for the purpose of buying marketable securities on the Company's behalf, see note 13. On January 24, 2007, TII delivered a stock certificate for the 200,000 shares of the Company, which TII had been holding in trust on behalf of the Company, back to the Company’s transfer agent for cancellation. On June 28, 2007 TII returned the remaining 76,450 shares of the Company, which TII had been holding in trust on behalf of the Company, back to the Company’s transfer agent for cancellation.

10.

Income Taxes

Management determined that the deferred tax assets do not satisfy the recognition criteria of SFAS No. 109 "Accounting for Income Taxes" and, more likely than not the losses will not be utilized, accordingly, a full valuation allowance has been recorded for this amount.

The Company has accumulated approximately $16,000,000 of taxable losses, which may be used to offset future federal taxable income. The utilization of the losses expires in years 2015 to 2027.

The Tax Reform Act of 1986 (Internal Revenue Code) imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change", as defined by the Internal Revenue Code. Federal and State net operating losses are subject to limitations as a result of these restrictions. Under such circumstances, the Company's ability to utilize its net operating losses against future income may be reduced.

11.

Statements of Cash Flows Supplemental Disclosures

For the six month period ended June 30, 2007, there were no cash payments for interest or income taxes.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

12.

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

Marc Hazout has served as Chief Executive Officer and President of the Company since June 1, 2002.

Mr. Hazout has served as a director of the Company since June 1, 2002, and has served as the sole director of the Company since September 21, 2002. As of June 30, 2007, Mr. Hazout beneficially owned 26% of the shares of the common stock of the Company ("Company Shares"). Mr. Hazout has served as the Chief Executive Officer, President and sole director of TII since June 25, 1998. As of December 31, 2006, Mr. Hazout beneficially owned 100% of the shares of the capital stock of TII.

For purposes of convenience, Mr. Hazout directed the investment by TII of the Funds, through TII’s brokerage account at Union Securities Ltd.

Between May 2006 and December 31, 2006, Mr. Hazout directed TII to utilize a margin of $2 million and the cash received in trust of $1 million to effect the following transactions:

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

13.

Commitments and Contingencies (cont’d)

i.

Purchase 51,500 shares of Qualcomm Incorporated for an aggregate purchase price $2,262,978 and sell 51,500 shares of Qualcomm at an aggregate sale price of $1,878,504, to hold nil shares of Qualcomm as at December 31, 2006;

ii.

Purchase 2,500 Equity Trust Fund ("ETF") shares at an aggregate purchase price of $303,635 and sell 2,500 ETF shares at an aggregate sale price of $308,379, to hold nil ETF shares as at December 31, 2006;

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

Of the $1 Million which TII had been provided in trust, $187,000, was returned to the Company. Neither Mr. Hazout, nor TII received any fees or commissions as a result of TII’s trusteeship as described herein. On January 23, 2007, TII delivered a stock certificate for the 200,000 shares of the Company, which TII had been holding in trust on behalf of the Company, back to the Company’s transfer agent for cancellation. On June 28, 2007 TII delivered the remaining 76,545 share certificate to the transfer agent for cancellation.

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

On April 1, 2007, the Company entered into a five year lease agreement for office space with an option to renew for an additional five years, for 2,823 square feet of office. The annual payments are $50,814 for the first two years escalating to $56,460 in the final three years of the lease.

On June 15, 2007, the Company entered into a service contract with WJG Enterprises for consulting services in exchange for 50,000 restricted common shares (valued at $31,150) to be delivered at the time of the agreement and an additional 50,000 restricted common shares six months from the time of the agreement.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

14.

Subsequent Events

On July 20, 2007 the Company filed an amended form SB2 for registration of securities.

On July 27, 2007, the Company closed a private placement totaling 500,000 units at $1.00 per unit for gross proceeds of $500,000. Each unit consists of one share of the Company’s common stock and one one-half $2.00 purchase warrant and one one-half $5.00 purchase warrants. One whole warrant will entitle the holder to purchase an additional share of common stock at any time over a period of two years from the date of the closing of the private placement.

On July 27, 2007, the Company issued 550,000 shares of the Company's restricted common stock to a company for investor relations services.

15.

Comparative Information

Certain comparative figures have been reclassified to conform with the current period’s interim consolidated financial statement presentation.

16.

Restatement of Previously Issued Consolidated Financial Statements

In 2006, the Company became aware of certain accounting irregularities affecting the previously issued interim consolidated financial statements. The Company conducted an inquiry in these accounting issues. As a result, the Company restated previously issued interim consolidated financial statements for the three and six month periods ended June 30, 2006 due to the accounting errors.

a)

Exploration Expense

The Company determined that it had capitalized all costs association with the exploration and development of mineral rights, however, did not complete a feasibility study to support the establishment of proven and probable reserves, and accordingly was determined that it was inappropriate for the Company to capitalize exploration and development costs. Accordingly, for the three month period ended June 30, 2006, net loss went from $1,239,830 to $1,922,040 and earnings per share went from ($0.03) to ($0.04). For the six month period ended June 30, 2006, net loss went from $4,565,058 to $5,908,711 and earnings per share went from ($0.10) to ($0.13). On the Consolidated Balance Sheet, mining rights went from $4,844,082 to $3,483,084 and deficit accumulated during the exploration stage went from $7,645,495 to $9,005,773.

b)

Warrants

The Company determined that it had not valued warrants attached to shares issued pursuant to private placements which occurred on February 17, and June 12, 2006. Accordingly warrants went from $378,000 to $634,366 and Paid-in capital went from $15,319,785 to $15,063,419.

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

Plans for the Year 2007.

China

Our property in China has been and is being aggressively drilled. A test operation has commenced to provide basic data on design, ore dressing and business profits to be used in planning for future large-scale production. Geologic mapping, trenching and drilling work is underway for three of the properties known as Saihanaobao, Zhuanxinhu and Laopandao Beihou. The initial NI 43-101 report on the Erbaohuo property was released on July 17, 2007.

The NI 43-101 report recommends additional work in the areas of QA, QC, sampling, survey drill hole recovery and additional sample data for both more reliable interpretation and interpolation.  The report recommends that the work be carried out in two phases but that the Phase 2 exploration work not be contingent on the results of Phase 1 however Phase 2 should not commence until Phase 1 is completed.  The results of Phase 1 will assist the planning of Phase 2 exploration.

Phase 1

•

Compile all existing geophysical surveys and extend an Induced polarisation survey over the concession area, replacing any lines from historical exploration that have any doubt. Compile all available data.

•

Conduct a gravity survey.

•

Conduct a magnetic survey and process an image using the very latest software. All magnetic data will be DGPS registered and reduced to pole.

•

Generate a full 3d geological model of the deposit. Such a geological model should help to better understand the morphology of the mineralized lodes and also to assign specific gravity values on the basis of rock types.

•

Substantially increase the specific gravity determinations database.

•

Add geology modelling software and plotting facilities at the site office, including 3d modelling and GIS. Compile all existing data.

•

Generate a total station surveyed surface DTM tying in with the existing closed survey station control.

•

Open up the previous workings, ensure sufficient support and use these for underground sampling and drilling.

•

Produce a 3d wireframed model of all old workings.

•

Integrate detailed geological mapping with multi-spectral Landsat and ultra-detailed imagery from Ikonos satellite imagery. Integrate with IP and gravity survey data. This will add structural and lithological data and will identify zones of alteration. Multi-spectral Landsat and satellite radar imagery can be processed using advanced techniques at the Beijing Institute of Remote Sensing.

Table1.1 presents a first-phase exploration and development program proposed for the Erbaohuo property. Expense items are listed with a description where appropriate and a total cost. The length of this program is 12 months, from inception through completion of a status report. Personnel costs are based on employment of both national and international geotechnical personnel.

Table 1.1

Erbaohuo property, Wenniute County, Inner Mongolia Province, China
Proposed Project Budget.

Exploration Expenditures
Phase 1:Item	Explanation	Cost $ US
Geological personnel	International staff, 1 year	$125,000
Geological personnel	Local staff	$75,000
Travel and freight	1 year	$40,000
Site office running costs		$25,000
Vehicle running costs		$30,000
Remote sensing data		$45,000
Magnetics – acquisition and processing		$125,000
Study deposit origins		$20,000
IP survey+gravity		$130,000
Field supplies and sundry		$50,000
DTM survey		$10,000
Telecommunications		$24,000
Reopen and shore up underground workings		$25,000

TOTAL – Exploration Expenditures		$724,000

Capital Purchases
3d modeling and GIS software and training		$45,000
Sample prep lab	Plotter	$10,000
Computer hardware		$5,000
Computer software		$5,000

Total – Capital Purchases		$65,000

Total Phase 1		$789,000

Phase 2:

There is additional resource potential for Erbahuo; both along strike and in some areas at depth.  It is recommended to carry out additional brownfields exploration to increase the understanding  of the geology, and conduct additional drilling. The 3d model indicates that the resource can possibly be extended along strike and is open at depth in some sections. Drilling from surface and possibly from underground should be employed to explore for additional resources at depth and to close the resource along strike. Use the developed 3d models to plan infill drill and other sampling programs. Diamond drilling of 10 holes for 3,000 metres should be planned to infill and target strike and depth resource potential. At least 2 drillholes should twin old holes to check for bias and to determine if historical drilling should be retained in the database or replaced. The cost per metre of drilling is around USD100 / metre and for assaying USD60 / assay. Ensure international standard drill program supervision and procedures, downhole deviation measurement, depth of drilling versus core run checks and improve core recovery for the drilling. The drillcore must be stored in a core farm. Total required expenditure for Phase 2 exploration is USD 740,000.  We will follow the exploration program recommended by the NI 43-101 report and revisit the program on a quarterly basis

We will also focus on the acquisition from Hubei Silver and Cistex of a 60% equity interest in Hubei Silver which holds the exploration and mining rights to the Hubei Silver Mine located in Zhushan County, Shiyan City, Hubei Province, China. The acquisition is subject to a number of conditions including, but not limited to, the delivery by Hubei Silver of all geological and technical data related to the mine, an audit of Hubei Silver and an evaluation of its assets based on U.S. GAAP valuation methods and the execution of a definitive agreement. The purchase price, subject to confirmation of the value of Hubei Silver's assets, is approximately $2.4 million in cash along with shares of restricted common stock of Silver Dragon valued at $1.6 million on closing.

Mexico

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

Table 2.1 presents an aggressive first-phase exploration and development program proposed for the Cerro Las Minitas property. Expense items are listed with a description where appropriate and a total cost. The length of this program is 10 months, from inception through completion of a status report. Personnel costs are based on employment of national geotechnical personnel.

Table 2.1

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

Our agreement with Sino Silver and Sino-Top required us to make a $150,000 payment on closing, with a further payment of $100,000 on May 20, 2006, and a balance of $400,000, which was paid, and the 2,000,000 common shares held in escrow were released, on November 7, 2006 when we received approval to the transaction by authorities in China. In addition, we have advanced an additional $893,630 to Sino-Top in 2006 for further exploration of the mining properties, and we estimate that we will require a minimum of $2,000,000 for exploration and mining through the end of 2007.

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

Other than the foregoing, our only employee is Marc Hazout, our Chief Executive Officer, President and Director.  In addition, we have three consultants working in our head office in Toronto, an office administrator and manger, an information and technology and investor relations manager and a Corporate Controller, being paid collectively a total of $18,000 per month.

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

We invested approximately $893,630 into Sino-Top in 2006 and intend to invest approximately $3,000,000 into Sino-Top in 2007 towards exploration and property maintenance on the nine properties in the portfolio, with emphasis on bringing the Erbaohuo silver mine into production in 2007, and conducting advanced stage exploration on two properties (Zuanxinhu and Saihanaobao).We currently do not have arrangements in place to raise the capital to fund these obligations.

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

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of approximately $8,236,169 and $4,589,678 respectively, for the fiscal year ended December 31, 2006 and the six month period ending June 30, 2007. We have accumulated losses since inception of approximately $16,108,843.  We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever. If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

As of August 10, 2007, Marc Hazout, our President and Chief Executive Officer, owned beneficially approximately 26% of our outstanding common stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

As of August 10th , 2007, the number of shares in the public float on the Over-The-Counter Bulletin Board in the U.S. is approximately 65,571,488. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability of a large number of shares.

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

RESULTS OF OPERATIONS

Three  Months Ended June 30, 2007 and June 30,2006

Net sales were $NIL for both the quarters ended June 30, 2007 and June 30, 2006 as there was no production at any of the mining properties.

Total operating expenses for the Company were $2,052,993 (June 2006: $1,922,040). There were increases in exploration expenditures. There were increases in General and Administrative expenses as the Company now has permanent headquarters, increases in salary and wages as more staff are required to run the head office, increases in professional fees in both legal and audit pertaining to regulatory reporting and disclosure, and  increases in Advertising and Promotion as the company continues to develop and execute its strategic plan and raise its Corporate visibility in the market place.  In addition there was a provision set up for doubtful accounts for the VAT refund in Mexico.  This was partially offset by lower management and director’s fees and lower consulting fees.

Net loss for the quarter ended June 30, 2007 was $2,050,993, compared to a net loss of  $1,922,040 for the similar period in 2006.  The principal reason for this is the impact of the factors discussed above.

Six Months Ended June 30, 2007 and June 30, 2006

Net sales were $0 for both the six month periods ended June 30, 2007 and June 30, 2006 for the reasons stated above.

Total operating expenses for the Company were $4,595,670 (June 2006: $5,908,711). The decrease was due to lower management and director's fees and lower consulting fees. This was partially offset by increases in expenditures in exploration, General and Administrative expenses and salary and wages reflecting the costs required to run the head office, increases in professional fees in both legal and audit reflecting costs in maintaining regulatory requirements, and increases in Advertising and Promotion as the company continues to develop and execute its strategic plan and raise its Corporate visibility in the market place. In addition there was a provision set up in the second quarter for doubtful accounts for the VAT refund in Mexico.

 Net loss for the six months ended June 30, 2007 was $4,589,678 compared to a net loss of $5,908,711 for the similar period in 2006. The principal reason for this is the impact of the factors discussed above.

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

GOING CONCERN

As of June 30, 2007 the Company had an accumulated deficit of $16,108,843 The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

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

Marc Hazout has served as Chief Executive Officer and President of the Company since June 1, 2002. Mr. Hazout has served as a director of the Company since June 1, 2002, and has served as the sole director of the Company since September 21, 2002. As of August 10, 2007, Mr. Hazout beneficially owned 26% of the shares of the common stock of the Company ("Company Shares").

Mr. Hazout has served as the Chief Executive Officer and President of TII since June 25, 1998. Mr. Hazout has served as sole director of TII since June 25, 1998. As of August 7, 2007, Mr. Hazout beneficially owned 100% of the shares of the capital stock of TII.

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

On November 20, 2006, Mr. Hazout directed TII to liquidate all the remaining shares of Qualcomm and First Majestic as detailed above, in order to return the proceeds in TII's account, which constituted all of the proceeds of disposition in the Company's account with TII less the margin amount and interest, to the Company. In addition, Mr. Hazout directed TII to order a stock certificate for the 276,545 Company Shares. On January 23, 2007, TII delivered a stock certificate for the 200,000 shares of the Company, which TII had been holding in trust on behalf of the Company, back to the Company’s transfer agent for cancellation. On June 28, 2007 TII delivered the remaining 76,545 share certificate to the transfer agent for cancellation. Mr. Hazout reported these on a Form 4 filed with the SEC on February 8, 2007. and  July 31, 2007 respectively.

Of the $1 Million which TII had been provided in trust, approximately $187,000 has been return to the Company. Neither Mr. Hazout, nor TII received any fees or commissions as a result of TII's trusteeship as described herein.

The Company is taking actions to prevent the recurrence of events of this nature in the future, including hiring an Acting Chief Accounting Officer and a Corporate Controller to oversee the financial operations of the Company, as well as to appoint additional members to the Board of Directors. Under the supervision and with the participation of our management, including our Chief Executive Office and acting Chief Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of June 30. 2007 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and acting Chief Accounting Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective in timely alerting them to material information relating to us required to be included in our periodic SEC filings, on the basis of our delay in filing this quarterly report and for our acquisition of assets in Mexico and China for which we were ill equipped to deal with the disclosure required on a timely basis.

Except as discussed above, there has been no change in the Company's internal  control over  financial  reporting  during the  Company's second fiscal quarter and six months year to date covered by this report that  has  materially  affected,  or is  reasonably  likely  to materially affect, the Company's internal control over financial reporting.

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

On July 27, 2007 the Company issued 500,000 shares of the Company's restricted common stock.

All of the above private placements totaled 1,489,000 units and Class A and B Warrants. Each Unit was priced at $1.00 and consists of one common share of the Company and share purchase warrants. One Class A Warrant was issued for each two shares and will entitle the holder to purchase an additional common share of the Company at any time over a period of two years from the date of closing of the private placement at an exercise price of $2.00. One Class B Warrant was issued for each two shares and will entitle the holder to purchase an additional common share of the Company at any time over a period of two years from the date of closing at an exercise price of $5.00.

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

SILVER DRAGON RESOURCES INC.

Date: August 10, 2007	/s/ Marc Hazout
By: Marc Hazout, President and Chief Executive Officer