Form 10QSB
period 2007-09-30
Silver Dragon Resources Inc.
filed 2007-11-14
CIK 1017290

U. S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 65,571,488 shares of its Common Stock, $0.0001 par value, as of November 14, 2007.

Transitional Small Business Disclosure Format: Yes____             No     X

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 and 2006
(UNAUDITED)

CONTENTS

Condensed Consolidated Balance Sheet as at September 30, 2007	1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the

Three and Nine Month Periods Ended September 30, 2007 and 2006, and Cumulative for
the Period from June 15, 1996, [Date of Inception] Through to September 30, 2007	2-3

Condensed Consolidated Statements of Cash Flows for the Nine Month Periods
Ended September 30, 2007 and 2006, and Cumulative for the Period from June 15,
1996, [Date of Inception] Through to September 30, 2007	4-5

Notes to the Condensed Consolidated Financial Statements	6-16

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Balance Sheet
(Unaudited)

September 30,
2007
ASSETS
Current Assets
Cash and cash equivalents	$ 22,084
Other receivables	200,214
Current portion of deferred expenses	1,094,557
Total Current Assets	1,316,855

Deferred Expenses	567,291
Plant and Equipment, net (note 4)	536,488
Mineral Rights (note 5)	9,076,897

Total Assets	$ 11,497,531

LIABILITIES
Current Liabilities
Accounts payable (note 9)	$ 873,708
Accrued liabilities	1,196,342
Loan payable (note 6)	250,000
Related party loans payable (note 8)	578,109
Total Current Liabilities	2,898,159

Total Liabilities	2,898,159

Commitments and Contingencies (note 13)

STOCKHOLDERS' EQUITY
Capital Stock (note 7)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding

Common stock, $0.0001 par value, 150,000,000 shares authorized 66,321,488 shares issued and	6,632
outstanding

Additional Paid-in Capital (note 7)	28,511,527
Deficit Accumulated During the Exploration Stage	(19,916,756)
Accumulated Comprehensive Loss	(2,031)
Stockholders' Equity	8,599,372

Total Liabilities and Stockholders' Equity	$ 11,497,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine Month Periods Ended September 30, 2007 and 2006, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through to September 30, 2007
(Unaudited)
	For the 3 month periods ended		For the 9 month periods ended		For the period from
	September	September	September	September	June 15, 1996
	2007	2006	2007	2006	[date of inception]
					to September 30,
					2007

Revenues	$ -	$ -	$ -	$ -	$ 64,888

Cost of Revenues	-	-	-	-	74,482

Gross Loss	-	-	-	-	(9,594)

Operating Expenses
General and administrative	2,712,921	862,244	5,740,635	5,427,304	14,156,575
Exploration	1,239,597	744,226	2,807,553	2,087,879	5,034,249
Development (non-mining)	-	-	-	-	60,000
Total Operating Expenses	3,952,518	1,606,470	8,548,188	7,515,183	19,250,824

Loss From Continuing Operations	(3,952,518)	(1,606,470)	(8,548,188)	(7,515,183)	(19,260,418)

Other Income (Expenses)
Interest expense	(7,196)	-	(7,196)	-	(43,713)
Interest income – related parties	-	-	-	-	15,905
Interest expense - related parties	-	-	-	-	(8,422)
Settlement with Cyper Entertainment, Inc.	-	-	-	-	(80,000)
Loss on disposal of asset	-	-	-	-	(15,371)
Loss on investment	-	-	-	-	(61,240)
Loss on sale of marketable securities	-	(492,043)	-	(492,043)	(389,365)
Other income (expense)	(1,751)	-	-	-	(24,398)
Total Other Income (Expenses)	(8,947)	(492,043)	(7,196)	(492,043)	(606,604)

Net Loss Before Income Tax	$ (3,961,465)	$ (2,098,513)	$ (8,555,384)	$ (8,007,226)	$ (19,867,022)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine Month Periods Ended September 30, 2007 and 2006, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through to September 30, 2007 (cont’d)
(Unaudited)
	For the 3 month periods ended		For the 9 month periods ended		For the period from
	September	September	September	September	June 15, 1996
	2007	2006	2007	2006	[date of inception]
					to September 30,
					2007

Net Loss Before Income Tax (carried forward)	$ (3,961,465)	$ (2,098,513)	$ (8,555,384)	$ (8,007,226)	$ (19,867,022)

Provision for Income Taxes
Current	-	-	-	-	-
Deferred	-	-	-	-	-
Net Loss From Continuing Operations, After Tax	(3,961,465)	(2,098,513)	(8,555,384)	(8,007,226)	(19,867,022)

Minority Interest	-	-	4,241	-	253,021

Loss From Discontinued Operations
Loss from discontinued operations (net of tax)	-	(235,755)	-	(235,755)	(302,755)
Net Loss From Discontinued Operations	-	(235,755)	-	(235,755)	(302,755)

Net Loss	(3,961,465)	(2,334,268)	(8,551,143)	(8,242,981)	(19,916,756)

Foreign exchange adjustment	41,689	-	(469)	(47,765)	(2,031)
Comprehensive Loss	$ (3,919,776)	$ (2,334,268)	$ (8,551,612)	$ (8,290,746)	$ (19,918,787)

Net loss per common share – basic and diluted	($0.06)	($0.04)	($0.13)	($0.18)

Net loss on discontinued operations per common
share – basic and diluted	-	($0.00)	-	($0.01)

Weighted average number of common shares
outstanding – basic and diluted	65,622,031	52,825,750	63,542,309	47,123,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2007 and 2006, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through to September 30, 2007
(Unaudited)

	For the 9 month periods ended		For the period
	September 30	September 30	June 15, 1996
	2007	2006	[date of inception]
			to September
			30, 2007

Cash Flows from Operating Activities
Net loss	$ (8,551,143)	$ (8,242,981)	$ (19,916,756)
Adjustments for:
Depreciation	64,201	5,640	123,928
Write-down of assets	-	-	99,867
Deferred offering costs	50,000	-	50,000
Settlement of Cyper reverse acquisition	-	-	80,000
Stock-based compensation	1,970,064	3,590,942	5,964,692
Minority interest	(4,241)	-	(253,021)
Net loss from discontinued operations	-	235,755	302,755

Changes in non-cash working capital:
Other receivables	187,407	(283,734)	(468,983)
Accounts payable	736,598	224,297	999,170
Accrued liabilities	701,825	21,000	1,865,569

Net Cash Used in Operating Activities	(4,845,289)	(4,449,081)	(11,152,779)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2007 and 2006, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through to September 30, 2007 (cont’d)
(Unaudited)

	For the 9 month periods ended		For the period
	September 30	September 30	June 15, 1996
	2007	2006	[date of inception]
			to September
			30, 2007

Cash Flows from Investing Activities
Investments in mineral rights	(100,000)	(852,197)	(1,554,877)
Acquisition of plant and equipment	(198,045)	(68,263)	(506,864)
Investment in other	-	-	(21,221)

Net Cash Used in Investing Activities	(298,045)	(920,460)	(2,082,962)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,493,000	3,929,405	12,643,264
Proceeds from subscriptions receivable, net	(50,000)	2,160,000	(50,000)
Share issuance costs	(35,000)	-	(70,000)
Purchase of treasury shares	-	(233,952)	(392,830)
Deferred offering costs	-	-	(50,000)
Loans received	250,000	-	250,000
Related party loans received	578,109	-	578,109
Related party advances, net	9,186	(137,824)	98,292
Minority interest	-	-	253,021

Net Cash Provided by Financing Activities	2,245,295	5,717,629	13,259,856

Effect of Exchange Rate Changes	(469)	(47,765)	(2,031)

Change in Cash and Cash Equivalents	(2,898,508)	300,323	22,084

Cash and Cash Equivalents - beginning of period	2,920,592	303	-

Cash and Cash Equivalents - end of period	$ 22,084	$ 300,626	$ 22,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2007 and 2006
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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Except for the adoption of new accounting policies as disclosed in note 3, there have been no significant changes of accounting policy since December 31, 2006. The results from operations for the period are not necessarily indicative of the results expected for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2006.

2.	Going Concern and Exploration Stage Activities

The Company's unaudited condensed consolidated financial statements for the nine months ended September 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss of $8,551,143 for the nine months ended September 30, 2007 (2006 - $8,242,981), and has accumulated losses since inception of $19,916,756. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel further acquisitions and exploration and development activities. The Company is pursuing additional financing; however, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2007 and 2006
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

On May 2, 2007, the FASB issued FASB Interpretation FIN No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN 48-1”). FIN 48-1 amends FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48. Accordingly, the Company has applied the provisions of FIN 48-1 effective January 1, 2007. The adoption of FIN 48-1 did not have a material impact on the Company’s results of operations and financial condition.

In May 2007, the FASB issued a FASB Staff Position on FIN 46(R)-7, "Application of FASB Interpretation No. 46(R) to Investment Companies" ("FSP FIN 46 (R)-7"). FSP FIN 46(R)-7 addresses the application of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", by an entity that accounts for its investments in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, "Investment Companies" (the “Guide”). The adoption of FSP FIN 46(R)-7 did not have a material impact on the Company's results of operations and financial condition.

In June 2007, the AICPA issued Statement of Position ("SOP") No. 07-1, ''Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP No. 07-1”). SOP No. 07-1 clarifies when an entity may apply the provisions of the Guide. Investment companies that are within the scope of the Guide report investments at fair value; consolidation or use of the equity method for investments is generally not appropriate. SOP No. 07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. SOP No. 07-1 is effective for fiscal years beginning on or after December 15, 2007 with early adoption encouraged. The Company is currently evaluating the impact, if any of SOP No. 07-1 on the Company’s consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

3.	Recent Accounting Pronouncements (cont’d)

On September 5, 2007, the FASB published Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by APB 14. Therefore, the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The Company is currently reviewing the effect, if any, if the proposed FSP were to be adopted.

4.	Plant and Equipment, net

		Accumulated	September 30, 2007
	Cost	Depreciation	Net book value

Computer hardware	$ 134,383	$ 48,967	$ 85,416
Computer software	45,122	-	45,122
Vehicles	169,696	53,714	115,982
Office equipment	71,859	9,109	62,750
Mine equipment	48,056	14,946	33,110
Buildings	29,405	1,103	28,302
Leasehold improvements	179,250	13,444	165,806

	$ 677,771	$ 141,283	$ 536,488

The Company did not claim any depreciation on the computer software as it has not been commissioned.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

5. Mineral Rights

Cerro Las
	Sino-Top	Minitas
	China	Mexico	Total

Balance at December 31, 2006	$ 3,471,152	$ 2,845,745	$ 6,316,897
Expenditures January 1 – September 30, 2007	2,660,000	100,000	2,760,000

Balance at September 30, 2007	$ 6,131,152	$ 2,945,745	$ 9,076,897

Sino-Top, China

On March 19, 2007, the Company entered into an agreement with certain individuals to acquire an additional 30% ownership interest in Sino-Top, increasing its total equity position from 60% to 90%, in exchange for 2,000,000 restricted shares of common stock of the Company valued at $2,660,000. On May 16, 2007 the Company received the certificate of approval from the Ministry of Commerce in China to increase its ownership and released the shares held in escrow.

The Company has also committed to invest approximately $1,529,000 into Sino-Top towards exploration and property maintenance on the nine properties in the portfolio, with the intention of bringing the Erbahuo mine into production in 2008 and conducting advanced stage exploration on two properties (Zuanxinhu and Saihanaobao). As of September 30, 2007, the Company paid $1,093,000 of this amount to Sino-Top.

To date, all mineral property and rights acquisition costs are capitalized and all exploration and development costs are expensed.

Cerro Las Minitas, Mexico

On March 8, 2006, Silver Dragon Mining De Mexico S.A. de C.V (“Silver Dragon Mexico”) entered into an agreement with Minera Real Victoria, S.A. De C.V. ("Minera") wherein Minera assigned to Silver Dragon Mexico the mining and exploration rights to a mining concession known as "Puro Corazon" which includes an operating mine, totaling approximately 9 hectares, in Guadalupe, Durango, Mexico in consideration for the payment to Minera of $400,000 and the issuance of 2,000,000 restricted common stock valued at $1,372,000. The purchase price of $1,742,000 is payable as follows:

i)	$100,000 was paid on March 13, 2006;

ii)	$100,000 was paid on September 11, 2006;

iii)	$100,000 was paid on March 14, 2007;

iv)	$100,000 is payable on March 8, 2008, and

v)	2,000,000 restricted common stock of the Company were issued on June 9, 2006.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

5.	Mineral Rights (cont’d)

On March 9, 2006, Silver Dragon Mexico obtained the consent of Silvia Villasenor Haro, the owner of Puro Corazon concession, for the assignment of the mining and exploration rights from Minera to Silver Dragon Mexico in consideration for the payment of $50,000. In addition, the exploration rights agreement was amended as follows:

i)

The consideration to be paid to the owner for granting the exploration rights shall be $1.50 per ton of economic ore that is extracted from the mine, due and payable monthly, effective six months from the date of execution of the agreement, at a guaranteed minimum of $3,500 per month irrespective of ore extraction.

The Company as of September 30, 2007 has paid guaranteed minimum payments in the amount of $45,500 (nine month period ended September 30, 2007 - $31,500 and 2006 - $3,500) which are included in exploration expenses.

ii)

Silver Dragon Mexico will have the option to purchase the Puro Corazon concession and the price shall be $2,000,000 if exercised within 3 years, or $3,000,000 if exercised within 5 years, from the date of execution of the agreement of consent to assignment of rights.

6.	Loan Payable

The loan payable in the amount of $250,000 is from an individual, is unsecured, non-interest bearing and is due on demand.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

7. Capital Stock

	Number of	Common	Additional Paid -
	Shares	Stock	in Capital

Balance, December 31, 2006	61,460,533	$ 6,146	$ 21,967,763

Issued for cash	1,489,000	148	1,438,852
Issued for cash pursuant to exercise of share purchase
warrants	5,000	1	3,999
Issued for services, at fair value	1,643,500	164	1,804,086
Issued for acquisition of property, at fair value (Note 5)	2,000,000	200	2,659,800
Warrants issued for services, at fair value	-	-	323,000
Options issued, at fair value	-	-	349,000
Share issuance costs	-	-	(35,000)
Shares cancelled in the period	(276,545)	(27)	27

Balance, September 30, 2007	66,321,488	$ 6,632	$ 28,511,527

Stock Issuances

On February 5, 2007 the Company closed a private placement totaling 584,000 units at $1.00 per unit for gross proceeds of $584,000. Each unit consists of one share of the Company’s common stock and one one-half $2.00 per share purchase warrant and one one-half $5.00 per share purchase warrant exercisable at any time over a period of two years from the date of the closing of the private placement.

On April 2, 2007 the Company closed a private placement totaling 230,000 units at $1.00 per unit for gross proceeds of $230,000. Each unit consists of one share of the Company’s common stock and one one-half $2.00 per share purchase warrant and one one-half $5.00 per share purchase warrant exercisable at any time over a period of two years from the date of the closing of the private placement.

On April 2, 2007 the Company issued 5,000 of the Company’s restricted common stock to an individual, pursuant to an administrative services contract dated May 16, 2006, for fair value of $9,100.

On April 2, 2007 the Company issued 50,000 shares of the Company’s restricted common stock to an individual, pursuant to an administrative services contract dated August 29, 2006, for fair value of $91,000.

On April 2, 2007 the Company issued 100,000 shares of the Company’s restricted common stock and 400,000 share purchase warrants to certain individuals, pursuant to investor relations service contracts dated March 1, 2007, for fair value of $488,900. The warrants are exercisable any time during a five year period from March 1, 2007 to purchase 200,000 shares at $2.50 per share and 200,000 shares at $3.00 per share.

On April 9, 2007 the Company issued 25,000 shares of the Company’s restricted common stock to a company, pursuant to a twelve month investor relations contract dated April 6, 2007, for fair value of $53,750.

On April 30, 2007 the Company issued 5,000 shares of the Company’s unrestricted common stock at $0.80 per share upon the exercise of warrants.

On May 2, 2007 the Company issued 38,500 shares of the Company’s restricted common stock to a company for services rendered in connection with a private placement, for fair value of $38,500.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

7.	Capital Stock (cont’d)

On May 22, 2007 the Company closed a private placement totaling 175,000 units at $1.00 per unit for gross proceeds of $175,000. Each unit consists of one share of the Company’s common stock and one one-half $2.00 per share purchase warrant and one one-half $5.00 per share purchase warrant exercisable at any time over a period of two years from the date of the closing of the private placement.

On June 12, 2007 the Company issued 75,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations services contract dated May 29, 2007, for fair value of $69,000.

On June 27, 2007 the Company issued 50,000 shares of the Company’s restricted common stock to a company, pursuant to a consulting services contract dated June 15, 2007, for fair value of $34,000. Under the contract an additional 50,000 restricted common shares are issuable at six months from June 15, 2007.

On July 27, 2007 the Company closed a private placement totaling 500,000 units at $1.00 per unit for gross proceeds of $500,000. Each unit consists of one share of the Company’s common stock and one one-half $2.00 per share purchase warrant and one one-half $5.00 per share purchase warrant exercisable at any time over a period of two years from the date of the closing of the private placement.

On July 27, 2007 the Company issued 550,000 shares of the Company’s restricted common stock to a company, in fulfillment of obligations under an investor relations service contract dated December 8, 2005, for fair value of $638,000.

On August 17, 2007 the Company issued 250,000 of the Company’s restricted common stock to an individual, pursuant to an accounting services contract effective July 2, 2007, for fair value of $232,500.

On August 17, 2007 the Company issued 500,000 of the Company’s restricted common stock to a director and officer of the Company, for fair value of $472,500.

Treasury Stock

In 2006, the Company acquired 276,545 common shares of the Company through a corporation controlled by a Director of the Company for $392,830. The shares were returned to the treasury during the current year and cancelled.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

7.	Capital Stock (cont’d)

Warrants and Options

As at September 30, 2007, warrants and options to purchase 13,169,000 shares were outstanding, having an exercise price between $0.80 and $5.00 per share with an average remaining contractual life of 1.3 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, January 1, 2007	9,785,000	$3.19
Issued during the period	3,389,000	$3.02
Exercised during the period	(5,000)	$0.80
Balance, September 30, 2007	13,169,000	$3.15

As at September 30, 2007 the range of exercise prices of the outstanding warrants and options were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.80 - $1.00	1,695,000	1.36 years	$0.93
$1.01 - $2.00	5,537,000	1.18 years	$2.00
$2.01 - $5.00	5,937,000	1.40 years	$4.85

Warrants were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 120% - 138%, a risk-free interest rate of 4.2% - 5.0%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company of zero percent.

During the period, 500,000 stock options, exercisable at a price of $0.945 within a three year period from August 15, 2007, were issued to a director and officer of the Company. These options were valued at $349,000 using the Black-Scholes model, using key assumptions of volatility of 125.19%, a risk-free interest rate of 4.31%, a term equivalent to the life of the options, and reinvestment of all dividends in the Company of zero percent.

8. Related Party Loans Payable

As at September 30, 2007, the related party loans payable consisted of the following:

Loans from directors or companies controlled by directors in the amount of $365,000 are unsecured, non-interest bearing and have no fixed terms of repayment. Subsequent to the period $350,000 was converted to equity (Note 14).

Loan from the minority investor in the joint venture in which the Company holds a 90% equity interest, in the amount of $213,109 is unsecured, bearing interest at 7.29% per annum and is due on demand.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

9.	Related Party Transactions

During the nine month period ended September 30, 2007, the Company paid $216,000 (nine months ended September 30, 2006 – $216,000) to a company controlled by a director for services rendered other than in his capacity as director.

During the nine month period ended September 30, 2007, the Company paid $40,000 (2006 – $ Nil) for administrative services to an individual related to a director.

As at September 30, 2007, the accounts payable amount included an amount of $6,424 to a company controlled by a director of the Company.

10.	Income Taxes

The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.

Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

11.	Statements of Cash Flows Supplemental Disclosures

For the nine month periods ended September 30, 2007, and September 30, 2006, there were no cash payments for income taxes. Cash payments for interest expense amounted to $7,196 (2006 - $ Nil).

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

13. Commitments and Contingencies

On April 1, 2007, the Company entered into a five year lease agreement for office space with an option to renew for an additional five years. The future minimum commitment under the lease obligations for office premises are as follows:

2008	$ 51,570
2009	$ 55,868
2010	$ 57,300
2011	$ 57,300
2012	$ 14,325

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

14.	Subsequent Events

On October 2, 2007 the Company issued 360,000 restricted common shares as compensation to extend an existing consulting agreement for an additional year, for fair value of $252,000.

On October 3, 2007 a director, through a company controlled by the director, loaned a further $200,000 to the Company. On October 19, 2007, $150,000 of the loan was converted to equity.

On October 10, 2007 the Company issued 500,000 warrants to a director, exercisable at a price of $0.75 per share and expiring October 10, 2012, for fair value of $287,000.

On October 10, 2007 the Company engaged the services of a consultant for a term of twelve months. On October 19, 2007 the Company issued 180,000 restricted common shares as compensation under the terms of the contract, for fair value of $207,000.

On October 19, 2007 the Company issued 500,000 units in the capital of the Company to certain directors or companies controlled by the directors as consideration for the conversion of loans payable in the amount of $350,000 as of September 30, 2007 (Note 8) and additional loans made on October 3, 2007 in the amount of $150,000. Each unit consists of one common share and one one-half $2.00 per share purchase warrant and one one-half $5.00 per share purchase warrant exercisable within a two year period from October 19, 2007.

On November 2, 2007 the Company issued 500,000 warrants to a director, exercisable at a price of $0.60 per share and expiring November 2, 2012, for fair value of $250,000.

On November 7, 2007 1,000,000 warrants exercisable at $1.00 per share expired.

15.	Comparative Information

Certain comparative figures have been reclassified to conform to the current period’s condensed consolidated financial statement presentation.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)

16. Restatement of Previously Issued Consolidated Financial Statements

During the three month period ended September 30, 2007 the Company became aware of an accounting error affecting previously issued consolidated financial statements. The Company determined that it had expensed in error, a deposit towards improvements to the leased premises that it currently occupies, in the amount of $153,552 during the year ended December 31, 2006.

As a result, the Company is retroactively restating the previously issued consolidated financial statements for the year ended December 31, 2006 resulting in a decrease in the net loss of $153,552 and a respective increase in current portion of deferred expenses. There is no change in net loss per common share.

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

Plan of Operation (all figures stated in US Dollars unless otherwise stated)

Overview.

Our primary objective is to explore for silver minerals and, if warranted, to develop those existing mineral properties. Our secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance our exploration and development through equity financing, by way of joint venture or option agreements or through a combination of both.

Plans for the Year 2007.

China

Our property in China has been and is being aggressively drilled, however, drilling will stop for the winter months commencing in November 2007. A test operation has commenced to provide basic data on design, ore dressing and business profits to be used in planning for future large-scale production. Geologic mapping, trenching and drilling work is underway for three of the properties known as Saihanaobao, Zhuanxinhu and Laopandao Beihou. The initial NI 43-101 report on the Erbaohuo property was released on July 17, 2007.

The NI 43-101 report recommends additional work in the areas of QA, QC, sampling, survey drill hole recovery and additional sample data for both more reliable interpretation and interpolation. The report recommends that the work be carried out in two phases but that the Phase 2 exploration work not be contingent on the results of Phase 1. However Phase 2 should not commence until Phase 1 is completed. The results of Phase 1 will assist the planning of Phase 2 exploration.

Phase 1

  Compile all existing geophysical surveys and extend an induced polarisation survey over the concession area, replacing any lines from historical exploration that have any doubt. Compile all available data.

  Conduct a gravity survey.

  Conduct a magnetic survey and process an image using the very latest software. All magnetic data will be DGPS registered and reduced to pole.

  Generate a full 3D geological model of the deposit. Such a geological model should help to better understand the morphology of the mineralized lodes and also to assign specific gravity values on the basis of rock types.

  Substantially increase the specific gravity determinations database.

  Add geology modeling software and plotting facilities at the site office, including 3D modeling and GIS. Compile all existing data.

  Generate a total station surveyed surface DTM tying in with the existing closed survey station control.

  Open up the previous workings, ensure sufficient support and use these for underground sampling and drilling.

  Produce a 3D wireframed model of all old workings.

  Integrate detailed geological mapping with multi-spectral Landsat and ultra-detailed imagery from Ikonos satellite imagery. Integrate with IP and gravity survey data. This will add structural and lithological data and will identify zones of alteration. Multi-spectral Landsat and satellite radar imagery can be processed using advanced techniques at the Beijing Institute of Remote Sensing.

Phase 2:

There is additional resource potential for Erbahuo; both along strike and in some areas at depth. It is recommended to carry out additional brownfields exploration to increase the understanding of the geology, and conduct additional drilling. The 3d model indicates that the resource can possibly be extended along strike and is open at depth in some sections. Drilling from surface and possibly from underground should be employed to explore for additional resources at depth and to close the resource along strike. Use the developed 3d models to plan infill drill and other sampling programs. Diamond drilling of 10 holes for 3,000 metres should be planned to infill and target strike and depth resource potential. At least 2 drill holes should twin old holes to check for bias and to determine if historical drilling should be retained in the database or replaced. The cost of drilling is around $100/metre and for assaying $60/assay. We intend to ensure international standard drill program supervision and procedures, downhole deviation measurement, depth of drilling versus core run checks and improve core recovery for the drilling. The drillcore must be stored in a core farm. We will follow the exploration program recommended by the NI 43-101 report and revisit the program on a quarterly basis.

Management has decided to discontinue it’s consideration of the acquisition from Hubei Silver and Cistex of a 60% equity interest in Hubei Silver which holds the exploration and mining rights to the Hubei Silver Mine located in Zhushan County, Shiyan City, Hubei Province, China due to the inability of Hubei Silver to deliver the requisite information necessary for us to conduct our due diligence and confirm the value of Hubei Silver.

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

We expect the cost of exploration activities, mine development and administration costs in Mexico over the next 12 months to be approximately $2,400,000.

Cash Requirements.

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $6 million over the next 12 months to fund our anticipated capital requirements and our obligations under the agreements for the concessions in Cerro las Minitas, Mexico and the agreement with Sino-Top, as well as the costs of exploration, mine development and administration.

Our agreement with Jaime Muguiro Pena required us to make a $450,000 payment along with 450,000 common shares in 2006. Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing along with 2,000,000 common shares in 2006, further payments of $100,000 on September 11, 2006, and March 14, 2007, as well as one final payment of $100,000 due next year. We estimate that we will need to raise approximately $2,400,000 to meet our obligations under the Cerro las Minitas agreements, as well as to continue with the exploration and mining of the properties throughout 2008. In addition, we will require an additional $2,000,000 should we choose to exercise the option to purchase the mining concession from Silvia Villasenor Haro within 3 years of the closing, or $3,000,000 within 5 years of the closing. We currently do not have arrangements in place to raise the capital to fund these obligations.

Our agreement with Sino Silver and Sino-Top required us to make a $150,000 payment on closing, with a further payment of $100,000 made on May 20, 2006, and a balance of $400,000, which was paid, and the 2,000,000 common shares held in escrow were released, on November 7, 2006 when we received approval to the transaction by authorities in China. We have advanced a total of $1,123,000 to Sino Top to date for further exploration of the mining properties. We estimate that we will require a minimum of $3,600,000 for exploration and mining through the end of 2008.

We have historically satisfied our working capital requirements through the private issuances of equity securities as well as advances from related parties. We will continue to seek additional funds through such channels and from collaborative and other arrangements with corporate partners. In particular, we will need $6 million in additional funding to continue our operations for the next twelve months. If we fail to obtain sufficient funds, we may need to delay, scale back or terminate some or all of our mining exploration programs.

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

Once mining activities commence, we must obtain additional permits and authorizations from the Ministry of Labor to operate special machinery used for the exploration of the Mining Field. Such special machinery includes but are not limited to pressured containers, boilers and other machinery designated for mining that are regulated by various National Official Norms (NOM). We are also required to file reports on safety, hygiene and minimum wage of our workers to the registry of the Labor Commissions as provided under Mexican Federal Labor Law.

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

Environmental Law

We are responsible for providing a safe working environment, not disrupting archaeological sites, and conducting our activities to prevent unnecessary damage to the area in which our mineral claims are located. At this time, we do not believe that the cost of compliance at the federal, state and local levels will be significant.

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

Employees and Employment Agreements

We currently have one consultant, a geologist, supervising the exploration program in Mexico. We pay him a total of approximately $12,000 per month, including expenses for his services during our exploration program. He is responsible for retaining the drilling contractor, having the core samples assayed, designing and engineering the mine and supervising the drill program, among other things. Core drilling costs already completed total approximately $500,000. Analyzing the core samples cost approximately $125,000. In addition to the foregoing, there are approximately 10 other employees in Mexico.

In China we have one employee serving as administrative staff member in our Beijing representative office. We pay him $2,000 per month.

Other than the foregoing, our executive employees are Marc Hazout, our Chief Executive Officer, President and Director, and Colin Sutherland, our Chief Financial Officer and Director. In addition, we have three consultants working in our head office in Toronto, an office administrator and manger, an information technology and investor relations manager and a Corporate Controller, being paid collectively a total of $22,000 per month.

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

On August 15, 2007, we entered into an Employment Agreement with Colin Sutherland for the position of Chief Financial Officer. The Employment Agreement provides that Mr. Sutherland shall be employed by us for a term of three years, and is entitled to a base salary of CAD$6,000 per month. He received 500,000 restricted common shares as a signing bonus and has received options to purchase 500,000 common shares at a price of $0.945 per share for a period of three years. The position is part-time, as Mr. Sutherland is also president and director of Nayarit Gold Inc. In the event we terminate the Employment Agreement without cause, he will be entitled to notice of 4 weeks during the first year of the term, 8 weeks during the second year of the term or 12 weeks during the third year of the term, or the applicable severance pay in lieu of the above.

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

None of the properties in which we have an interest or the right to earn an interest has any reserves. To date, we have engaged in only limited preliminary exploration activities on the properties and accordingly, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts. If we do not establish reserves, we may be required to curtail or suspend our operations, in which case the market value of our common stock may decline, and you may lose all or a portion of your investment.

Our current cash will only fund our business as currently planned for the next 2 months. We will need additional funding, either through equity or debt financings or partnering arrangements, that could negatively affect us and our stock price.

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $6 million over the next 12 months to fund our anticipated capital requirements and our obligations under the agreements for the concessions in Cerro las Minitas, Mexico and the agreement with Sino-Top. Our agreement with Jaime Muguiro Pena required us to make a $100,000 payment on closing, with further payments totaling $350,000 made during 2006, along with 450,000 restricted common shares. Our agreement with Ramon Tomas Davila Flores required us to make a payment of closing at $245,000 along with 110,000 restricted common shares. Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing along with 2,000,000 restricted common shares; further payments of $100,000 were paid on September 11, 2006 and March 14, 2007, and we must make a final payment of $100,000 in 2008. We estimate that we will need to raise approximately $2,400,000 to meet our obligations under the Cerro las Minitas agreements, as well as to continue with the exploration and mining of the properties throughout 2008. Our agreement with Silvia Villasenor Haro, the owner of Puro Corazon, required us to make payments of $50,000 at closing. In addition, we will require an additional $2,000,000 should we choose to exercise the option to purchase the mining concession from Silvia Villasenor Haro within 3 years of the closing or $3,000,000 within 5 years of the closing. We currently do not have arrangements in place to raise the capital to fund these obligations. All payments in Mexico were and are subject to Value Added Tax (V.A.T.) for which we are entitled to be refunded as a non-Mexican entity.

We have invested approximately $1,123,000 into Sino-Top to date, and intend to invest approximately $3,600,000 into Sino-Top in 2008 towards exploration and property maintenance on the nine properties in the portfolio, with emphasis on bringing the Erbaohuo silver mine into production in 2008, and conducting a Canadian National Instrument 43-101 conversion program on the balance of the eight properties. We currently have a NI 43-101 report for the Erbaohuo property. We currently do not have arrangements in place to raise the capital to fund these obligations.

We have historically satisfied our working capital requirements through the private issuances of equity securities and from related parties. We will continue to seek additional funds through such channels and from collaboration and other arrangements with corporate partners. However, we may not be able to obtain adequate funds when needed or funding that is on terms acceptable to us. If we fail to obtain sufficient funds, we may need to delay, scale back or terminate some or all of our mining exploration programs.

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

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of approximately $8,396,760 and $8,551,143 respectively, for the fiscal year ended December 31, 2006 and the nine month period ending September 30, 2007. We have accumulated losses since inception of approximately $19,916,756. We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever. If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

Because our management does not have technical training or experience in exploring for, starting and operating an exploration program, we will have to hire personnel to conduct these efforts. If we can not effectively supervise or retain such personnel, we may have to suspend or cease operations, which will result in the loss of your investment.

Because our management is inexperienced with exploring for, starting and operating an exploration program, we hired new employees and contractors to perform surveying, exploration and excavation of mineral claims that we may acquire. Other than our Chief Financial Officer, Colin Sutherland, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management must rely on the personnel it has hired or retained to assist them in making critical engineering and business decisions. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry if our management is unable to supervise and retain qualified personnel to carry out these tasks. As a result we may have to suspend or cease operations, which will result in the loss of your investment.

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

Because all of our assets, our officers and our directors are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us, our officer or our director.

All of our assets are located outside of the United States, the individuals serving as officers and directors are nationals and/or residents of a country or countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officers and directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce such judgments rendered by the courts of the United States. There is also uncertainty as to whether the courts of Canada or other jurisdictions would be competent to hear original actions brought in Canada or other jurisdictions against us or our officers and directors predicated upon the securities laws of the United States or any state thereof.

Our President - Chief Executive Officer controls a significant percentage of our common stock.

As of November 14, 2007, Marc Hazout, our President and Chief Executive Officer, owned beneficially approximately 26% of our outstanding common stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

In addition to the substantial risk that the mines that we drill will not be productive or may decline in productivity after commencement of production, there are hazards inherent in geothermal exploration and production. Such hazards include unusual or unexpected geologic formations, pressures, downhole fires, mechanical failures, blowouts, cratering, explosions, uncontrollable flows of well fluids, pollution and other physical and environmental risks. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. As protection against operating hazards, we maintain insurance coverage against some, but not all, of the potential losses. We do not fully insure against all risks associated with our business because insurance is either unavailable or its cost of coverage is prohibitive. The occurrence of an event that is not fully covered or covered at all by insurance could have a material adverse effect on our financial condition and results of operations. We do have directors and officers liability insurance.

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

Declines in the price of silver may cause our stock price to decline, which could cause you to lose money while making it difficult for us to raise capital for our ongoing operations.

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

As of November 14, 2007, the number of shares in the public float on the Over-The-Counter Bulletin Board in the U.S. is approximately 67,361,488. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability of a large number of shares.

The price of our common stock is volatile, which may cause investment losses for our shareholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.47 to a high of $2.85 on the Over-The-Counter Bulletin Board. The trading price of our common stock on the Over-The-Counter Bulletin Board is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management's attention and resources.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 and September 30,2006

Net sales were $NIL for both the quarters ended September 30, 2007 and September 30, 2006 as there was no production at any of the mining properties.

Total operating expenses for the Company were $3,952,578 (September 30, 2006: $1,606,470). There were increases in exploration expenditures and increases in General and Administrative expenses as the Company now has permanent headquarters, increases in salary and wages as more staff are required to run the head office, increases in professional fees in both legal and audit pertaining to regulatory reporting and disclosure, and increases in Advertising and Promotion, as the company continues to develop and execute its strategic plan and raise its Corporate visibility in the market place.

Net loss for the quarter ended September 30, 2007 was $3,961,465, compared to a net loss of $2,334,268 for the similar period in 2006. The principal reason for this is the impact of the factors discussed above.

Nine Months Ended September 30, 2007 and September 30, 2006

Net sales were $0 for both the nine month periods ended September 30, 2007 and September 30, 2006 for the reasons stated above.

Total operating expenses for the Company were $8,548,188 (September 30, 2006: $7,515,183). The increase was due to higher exploration costs as well as an increase in general and administrative expenditures to support business expansion.

Net loss for the nine months ended September 30, 2007 was $8,551,143 compared to a net loss of $8,242,981 for the similar period in 2006. The principal reason for this is the impact of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company will need additional capital in order to finance its obligations to Sanhe Sino-Top Resources and Technologies Ltd., and the acquired properties in Cerro Las Minitas, Mexico, as well as to continue its attempt to acquire viable businesses and properties and to finance the administrative costs including but not limited to legal and accounting fees. The Company's management is seeking additional capital however, there is no assurance that this needed capital can be raised for our ongoing operations.

GOING CONCERN

As of September 30, 2007 the Company had an accumulated deficit of $19,916,756. The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

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

Marc Hazout has served as Chief Executive Officer and President of the Company since June 1, 2002. Mr. Hazout has served as a director of the Company since June 1, 2002, and has served as the sole director of the Company since September 21, 2002. As of November 9, 2007, Mr. Hazout beneficially owned 26% of the shares of the common stock of the Company ("Company Shares").

Mr. Hazout has served as the Chief Executive Officer and President of TII since June 25, 1998. Mr. Hazout has served as sole director of TII since June 25, 1998. As of November 9, 2007, Mr. Hazout beneficially owned 100% of the shares of the capital stock of TII.

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
(x)    \10,000 shares on November 14, 2006 for aggregate proceeds of $349,186.00;
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

The Company is taking actions to prevent the recurrence of events of this nature in the future, including hiring a Chief Financial Officer in August, 2007 and a Corporate Controller in to oversee the financial operations of the Company. In addition, three new additional members have been appointed to the Board of Directors. Under the supervision and with the participation of our management, including our Chief Executive Office and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of September 30. 2007 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

Except as discussed above, there has been no change in the Company's internal control over financial reporting during the Company's third fiscal quarter and nine months year to date covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 5, 2007 the Company issued 584,000 units consisting of the Company's restricted common stock and warrants.

On April 2, 2007 the Company issued 230,000 units consisting of the Company's restricted common stock and warrants.

On May 22, 2007 the Company issued 175,000 units consisting of the Company's restricted common stock and warrants.

On July 27, 2007 the Company issued 500,000 units consisting of the Company's restricted common stock and warrants.

On October 19, 2007, the company issued 500,000 units consisting of the Company’s restricted stock and warrants, in consideration for the conversion of loans payable by the Company in the amount of $500,000.

All of the above private placements and the conversion of debt to equity totaled 1,989,000 units and Class A and B Warrants. Each Unit was priced at $1.00 and consists of one common share of the Company and share purchase warrants. One Class A Warrant was issued for each two shares and will entitle the holder to purchase an additional common share of the Company at any time over a period of two years from the date of closing of the private placement at an exercise price of $2.00. One Class B Warrant was issued for each two shares and will entitle the holder to purchase an additional common share of the Company at any time over a period of two years from the date of closing at an exercise price of $5.00.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Date: November14, 2007	/s/ Marc Hazout
By: Marc Hazout, President and Chief Executive Officer

/s/ Colin Sutherland
By: Colin Sutherland, Chief Financial Officer