Form 10KSB
period 2007-12-31
Silver Dragon Resources Inc.
filed 2008-03-31
CIK 1017290

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☒                                      No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐

State issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of March 31, 2008 was $15,155,993.

As of March 31, 2008, the Registrant had 69,879,321 common shares outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one): Yes   ☐                                      No   ☐

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

Silver Mining Business in China

Erbahuo Projects

On March 16, 2006, we entered into an agreement to acquire certain mining and exploration rights to the Erbaohuo Silver Project by purchasing a 60% interest in Sino-Top from Sino Silver. Sino-Top was an equity joint venture company originally created under the Joint Venture Agreement dated April 14, 2005 between Sino Silver and certain other parties. Pursuant to the Asset Purchase Agreement, we acquired a 60% interest in Sino-Top and became a party to the Joint Venture Agreement. Sino-Top holds the exploration and mining rights to nine properties in the Erbaohuo Silver District in Northern China ("Erbaohuo Projects"). The total purchase price was $650,000 plus 4,000,000 shares of our restricted common stock, all of which had been delivered to Sino Silver following receipt of the requisite approvals to the transfer by the local Provincial Department of Commerce in China. In March 2007 we increased our interest from 60% to 90% in exchange for 2 million restricted common shares of the company. On May 9, 2007 we received approval from the Ministry of Commerce to change the equity joint venture to a contractual joint venture.

Prior to entering into the Asset Purchase Agreement described above, on April 14, 2005 we entered into a Venture Agreement with Sino Silver to acquire 50% of Sino Silver's interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation, and development of the Aobaotugounao property located in the Erbaohuo Silver District. Consideration for the interest included cash payments of $350,000 over a two year period and the issuance of 500,000 shares of our common stock. On closing, we paid $150,000 cash and issued 250,000 restricted common shares. In addition, 4,500,000 restricted common shares were issued to parties who assisted in the transaction. Three million of these shares were subsequently returned to us and cancelled. The Venture Agreement was superseded by the Asset Purchase Agreement described above.

We invested approximately a total of $6,131,052 into Sino-Top as of December 31, 2007 ($2,660,000 in 2007) and intend to invest approximately $6,600,000 into Sino-Top in 2008 towards exploration and property maintenance on the nine properties in the portfolio, with emphasis on bringing the Erbaohuo silver mine into production in 2008, and conducting advanced stage exploration on two properties (Zuanxinhu and Saihanaobao).

Hubei Province Project

On August 16, 2006, we signed of a Letter of Intent with Hubei Silver and Cistex relating to the acquisition by Silver Dragon of a 60% equity interest in Hubei Silver, which holds the exploration and mining rights to the Hubei Silver Mine located in Zhushan County, Shiyan City, Hubei Province, China. Management decided to discontinue it’s consideration of this acquisition due to the inability of Hubei Silver to deliver the requisite information necessary for us to conduct our due diligence and confirm the value of Hubei Silver.

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

Silver Mining Business in Mexico

Cerro las Minitas Project

On March 2, 2006, Silver Dragon Mexico acquired 16 mining concessions from four individuals by entering into various assignment agreements. The total consideration paid by us through March 2008 is $1,045,000 plus 2,560,000 restricted shares. We were obligated to pay a total of $100,000 to these individuals by March 8, 2008 to fulfill our obligations under these agreements. This amount has not been paid as of yet, but we have been granted an extension for the payment.

Cerro las Minitas is comprised of 16 concessions covering 1,423 Hectares. It is located 68 kilometers northeast of the City of Durango, Mexico, and comprises the Cerro las Minitas mining district, part of the prolific silver belt of the Sierra Madre Occidental. An initial NI 43-101 report has been completed and concluded that the exploration done by Silver Dragon Mexico during 2006 indicates that the potential resources inferred there justify the cost of further exploration and development.

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

Employees and Employment Agreements

We have 6 full time employees and 10 total employees.

We currently have 3 employees in Mexico. We pay them a total of approximately $12,000 per month for their services.

In China we have one employee serving as administrative staff member in our Beijing representative office. We pay him $2,500 per month.

In our head office in Toronto we have 1 employee and 3 consultants. Our only employee is Marc Hazout, our Chief Executive Officer, President and Director. The three consultants working in our head office in Toronto include an office administrator and manger, an information and technology and investor relations manager and a Controller, being paid collectively a total of $22,000 per month.

Our Chief Financial Officer receives $6,000 per month salary. In addition, our Operations Manager, China, receives $3,000 per month on a consulting basis.

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

On August 15 2007, we entered into an Employment Agreement with Colin Sutherland for the position of Chief Financial Officer. The Employment Agreement provides that Mr. Sutherland shall be employed by us for a term of three years, and is entitled to a base salary of $6,000 per month. He received 500,000 restricted common shares as a signing bonus as well as options to acquire 500,000 common shares at a price of $0.945 per share. The Employment Agreement contains an acknowledgment that Mr. Sutherland is also concurrently employed as the President of Nayarit Gold Inc.

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

Our current cash will only fund our business as currently planned for less than one month. We will need additional funding, either through equity or debt financings or partnering arrangements, that could negatively affect us and our stock price.

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $10 million over the next 12 months to fund our anticipated capital requirements and our obligations in Mexico and China. We estimate that we will need to raise approximately $2,400,000 to continue with the exploration and mining of the properties throughout 2008. Pursuant to our agreement with Silvia Villasenor Haro, the owner of Puro Corazon, we will require an additional $2,000,000 should we choose to exercise the option to purchase the Puro Corazon mining concession within 3 years or $3,000,000 within 5 years of the closing. We currently do not have the funds in place to finance these obligations. All payments in Mexico were and are subject to Value Added Tax (V.A.T.) for which we are entitled to be refunded as a non-Mexican entity.

We invested approximately a total of $6,131,052 into Sino-Top as of December 31, 2007 ($2,660,000 in 2007) and intend to invest approximately $6,600,000 into Sino-Top in 2008 towards exploration and property maintenance on the nine properties in the portfolio and conducting advanced stage exploration on all nine properties. We currently do not have funds in place to finance these obligations.

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

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of approximately $10,498,500 and $8,692,208 respectively, for the fiscal years ended December 31, 2007 and 2006. We have accumulated losses since inception of approximately $22,313,113. We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever. If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

All of our assets are located outside of the United States, the individuals serving our officers and directors are nationals and/or residents of a country or countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officers and directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce such judgments rendered by the courts of the United States. There is also uncertainty as to whether the courts of Canada or other jurisdictions would be competent to hear original actions brought in Canada or other jurisdictions against us or our officers and directors predicated upon the securities laws of the United States or any state thereof.

Our President - Chief Executive Officer controls a significant percentage of our common stock.

As of March 28, 2008, Marc Hazout, our President and Chief Executive Officer, owned beneficially approximately 24.9% of our outstanding common stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

As of March 28, 2008, the number of shares in the public float on the Over-The-Counter Bulletin Board in the U.S. is approximately 69,879,321. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability of a large number of shares.

The price of our common stock is volatile, which may cause investment losses for our shareholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.26 to a high of $2.85 on the Over-The-Counter Bulletin Board. The trading price of our common stock on the Over-The-Counter Bulletin Board is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management's attention and resources.

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

ITEM 2. DESCRIPTION OF PROPERTY

Erbaohuo

PROPERTY LOCATION AND DESCRIPTION

Erbaohuo is located at the common boundary of Keshiketeng county and Wenniute county in Inner Mongolia, within the Maoshandong village of Wenniute county. The property is about 13.85 km2. Access to the property is 110km via paved highway from Chifeng City to the village of Maoshandong and then west 10 km by unsealed road to the property. The mine is an underground mine. A 10kv electricity power net passes through the concession and the electrical power is adequate for mining purposes.

AGREEMENTS

On March 16, 2006, we entered into an agreement to acquire certain mining and exploration rights to the Erbaohuo Silver Project by purchasing a 60% interest in Sino-Top from Sino Silver. Sino-Top was a joint venture company originally created under the Joint Venture Agreement dated April 14, 2005 between Sino Silver and certain other parties. Pursuant to the Asset Purchase Agreement, we acquired a 60% interest in Sino-Top and became a party to the Joint Venture Agreement. Sino-Top holds the exploration and mining rights to nine properties in the Erbaohuo Silver District in Northern China ("Erbaohuo Projects"). The total purchase price was $650,000 plus 4,000,000 shares of our restricted common stock, all of which had been delivered to Sino Silver following receipt of the requisite approvals to the transfer by the local Provincial Department of Commerce in China. In March 2007 we increased our interest from 60% to 90% in exchange for 2 million restricted common shares of the company, valued at $2,660,000.

Prior to entering into the Asset Purchase Agreement described above, on April 14, 2005 we entered into a Venture Agreement with Sino Silver to acquire 50% of Sino Silver's interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation, and development of the Aobaotugounao property located in the Erbaohuo Silver District. Consideration for the interest included cash payments of $350,000 over a two year period and the issuance of 500,000 shares of our common stock. On closing, we paid $150,000 cash and issued 250,000 restricted common shares. In addition, 4,500,000 restricted common shares were issued to parties who assisted in the transaction. Three million of these shares were subsequently returned to us and cancelled. The Venture Agreement was superseded by the Asset Purchase Agreement described above.

HISTORY

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

We invested approximately a total of $6,131,052 into Sino-Top as of December 31, 2007 (2,660,000 in 2007) and intend to invest approximately $6,600,000 into Sino-Top in 2008 towards exploration and property maintenance on the nine properties in the portfolio, with emphasis on bringing the Erbaohuo silver mine into production in 2008, and conducting advanced stage exploration on two properties (Zuanxinhu and Saihanaobao).

MINERALIZATION

The main metallic minerals include the following: pyrolusite, psilomelane, limonite, pyrite, galena, sphalerite, chalcopyrite, and other silver related minerals.

Cerro las Minitas

PROPERTY LOCATION AND DESCRIPTION

The Cerro Las Minitas property is located in the Minitas Mining District, approximately seven kilometers north of the town of Guadalupe Victoria, Durango and 70 km northeast of the City of Durango,Ciudad Durango, the capital of the state of Durango, and six kilometers northwest of the town of Guadalupe Victoria, in the municipality of Guadalupe Victoria, Durango (Figure 6.1). The property can be reached from Ciudad Durango via Interstate Highway 40 (Toll Road) and Highway 40 (Free Access), the road from Francisco I. Madera to Cuencame. From Guadalupe Victoria, a graded dirt road leads north to the property. About half of the property is located north of Interstate Highway 40 (a limited access freeway) and an overpass over the highway affords access to the northern part of the property. The claims are located in the Minitas Mining District in the Mining Region of Guadalupe Victoria. The property consists of 16 mining concessions encompassing 1,423 hectares.

The nearby towns of Guadalupe Victoria and Ignacio Ramirez are serviced by the commercial electrical grid and a regional transmission line of the Comisión Federal de Electricidad (CFE) follows Interstate Highway 40. A 33,000 Kva power drop has been extended from the CFE line to the Mina Piña shaft and is serviceable, but in need of minor repair. Improvements on the property consist of a network of graded dirt roads and various mine buildings in a poor state of repair located in the Puro Corozon – Santo Nino and Mina Pina – La Bocona mining areas.

AGREEMENTS

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

Under the terms of the Purchase Agreement with Sr. Jaime Muguiro Peña, the Company has earned 100% interest in ten mining concessions by payment of $450,000, plus 450,000 restricted common shares. All payments to Sr. Muguiro have been made.

Under the terms of the Purchase Agreement with Sr. & Sra. Ramon Davila Flores, the Company has earned 100% interest in five mining concessions by payment of $245,000. All payments to Sr. and Sra. Flores have been made.

The company currently holds interest in a 25-year Production Lease with Option to Purchase the Puro Corazón Concession from the Villaseñor Family. That Lease was previously held by Minera Real Victoria. Silver Dragon Mining de Mexico, S.A. de C.V. has made $300,000 of the $400,000 payments to Minera Real Victoria to acquire full ownership of the Puro Corazón Lease with Option to Purchase. One additional payment of $100,000 will be paid to Minera Real Victoria on the second anniversary of the signing of that contract to complete acquisition of the Lease.

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

The minimum annual work requirement for these mining concessions is approximately $19,500. According to the Mining Law and Ruling, there is an obligation to submit the evidence of the work expenditures to the authorities for properties larger than 1,000 hectares. It is therefore recommended that the required information for the previous reporting year be submitted annually each May. The filing for annual work requirements for 2006 was made in 2007.

PROPERTY HISTORY

There is little documentation regarding the history and production at Cerro Las Minitas, but local legend has it that Spaniards from the city of Victoria de Durango (now Durango City) discovered the silver mineralization at Cerro Las Minitas originally. The historical information presented herein has been gleaned from discussions with local miners and operators and the few previous evaluative reports concerning the property that do exist.

No reliable record of historic production have been found, but local miners and operators report that the mines have been active intermittently since the early 1960's. The properties have passed from hand to hand with no historical documentation. However, concessions covering the properties have been maintained in good standing since the early 60's.

The only two areas with significant exploitation in the district are the Santo Niño-Puro Corazón and La Bocona-Mina Piña areas.

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

Silver Dragon Mining de Mexico, S.A. de C.V. signed agreements to acquire a 100% interest in the properties that now constitute the Company's holdings in the district in March, 2006. At that time geologists began compiling and analyzing existing data for the property. Examination of that data showed that it was inadequate to guide further exploration operations and a program of rehabilitation, mapping and sampling existing workings on the property began. A combined reverse-circulation and diamond drilling program to test continuity of mineralization at depth commenced in May of 2006. Eleven holes were drilled for 2915 meters. Nine of the eleven holes have been sampled, logged and assayed. Analysis of the two remaining holes will be completed when geotechnical personnel are available. The mine is an underground mine.

MINERALIZATION AND ROCK FORMATION

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

The basement rocks of Mexico are now known to be composed of an assemblage of tectono-stratigraphic terranes derived from the Paleozoic Appalachian orogen and the Mesozoic of the Atlantic and Gulf of Mexico combined with basement rocks of the North American Cordillera. The assemblage includes deformed Pre-Cambrian intrusives and sediments, deformed Lower to Middle Paleozoic sediments and Lower Mesozoic sediments which are all covered with a thick succession of Mesozoic sedimentary and volcanic strata. Those are covered by a thick succession of Tertiary sediments and volcanics and cut by numerous Tertiary intrusives.

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

ITEM 3. LEGAL PROCEEDINGS

On or about December 27, 2007, Alpha Capital Anstalt ("Alpha Capital") served an Order to Show Cause and Complaint on Silver Dragon. The Order to Show Cause sought a preliminary injunction (i) directing Silver Dragon to deliver 333,333 shares of its common stock to Alpha Capital and (ii) declaring that the exercise price of Silver Dragon Class A and B warrants purchased by Alpha Capital should be reduced to $0.60 per share. The hearing on the Order to Show Cause was scheduled for January 9, 2008 in the United States District Court for the Southern District of New York. On or about January 14, 2008, an Order Granting Preliminary Injunction By Default was entered against Silver Dragon (i) directing Silver Dragon to deliver 333,333 shares of its common stock to Alpha Capital and (ii) declaring that the exercise price of Silver Dragon Class A and B warrants purchased by Alpha Capital was thereby reduced to $0.60 per share (the "January 14th Order"). A second Order, restraining the issuance of any shares of Silver Dragon stock pending compliance with the Court’s January 14th Order, was entered on default against Silver Dragon on or about January 25, 2008. Silver Dragon filed a Motion to Set Aside Default Judgments and also filed an Answer to the Complaint on February 5, 2008. Silver Dragon subsequently withdrew its Motion to Set Aside Default Judgments and complied with the Court’s January 14, 2008 Order. The parties are currently involved in negotiations regarding Alpha Capital’s claim for liquidated damages set forth in the Complaint and a demand for Alpha Capital’s attorneys’ fees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year ended December 31, 2007, as required to be reported upon by the Company in response to this Item 4.

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

The following sets forth information relating to the trading of our common stock on the Over-The-Counter Bulletin Board.

	Sales Price on the Over-The-Counter Bulletin Board ($)
	High	Low
Fiscal Year Ended December 31, 2006
First Quarter	$1.94	$0.43
Second Quarter	$1.35	$0.83
Third Quarter	$1.79	$0.70
Fourth Quarter	$2.46	$1.10

Fiscal Year Ended December 31, 2007
First Quarter	$2.85	$1.50
Second Quarter	$2.82	$0.79
Third Quarter	$1.36	$0.62
Fourth Quarter	$1.05	$0.47

On March 28, 2008, the closing trade price of our common stock as reported on the Bulletin Board was $0.29 per share. On that date, there were approximately 313 shareholders of record of our common stock.

Information concerning the Company's equity compensation plan is set forth in the attached audited financial statements.

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

Descriptions of sales of unregistered securities during 2007, not previously reported on the Company's 10-QSB

On November 16, 2007, the Company closed a private placement totaling 500,000 units at $1.00 per unit for gross proceeds of $500,000. Each unit consists of one share of the Company’s common stock and one $1.25 per share purchase warrant exercisable at any time over a period of two years from the date of the closing of the private placement.

On December 10, 2007, the Company closed private placements totaling 1,000,000 units at $1.00 per unit for gross proceeds of $1,000,000. Each unit consists of one share of the Company’s common stock and one $1.25 per share purchase warrantexercisable at any time over a period of five years from the date of closing of the private placement.

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

Plans for the Year 2008.

Geologic mapping, trenching and drilling work is underway for nine properties in China. Our mining and exploitation activities in Mexico are in the exploration stage. We are in the process of exploring the concessions through drilling, trenching and drifting. Our objective is to find new ore bodies and expand the resource of the existing ore bodies. There are currently four mining shafts, which were used to extract underground ore in the past. We built a ramp directly to one of the main ore bodies. Based on our initital findings, we have concluded that the exploration done by Silver Dragon Mexico indicates that the potential resources inferred there justify the cost of further exploration and development.

We intend to begin an exploration program of detailed geologic mapping, surface geochemical sampling and ground magnetic sampling to collect the basic geotechnical information that will be necessary to support an effective exploration and development program at Cerro Las Minitas. The program will include geologic mapping of the entire outcropping portion of the Cerro Las Minitas Dome at a scale of 1:2000, with more detailed mapping in areas of special interest, and definition of project stratigraphy in detail from examination of exposures and drill core. Additionally, the program will include reconnaissance geochemical soil and rock sampling and ground magnetic surveying to cover the entire property. This first phase program will include drilling 30 diamond drill holes from surface (4500 meters) to develop oxide resources identified on the property and an additional six diamond drill holes (1200 meters) drilled from underground in the Puro Corazón mine to further develop discoveries of sulfide mineralization made during the 2006 drilling program. The goals of this program are:

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

We expect the cost of exploration activities and administration costs in Mexico over the next 12 months to be approximately $2,400,000.

Cash Requirements.

The Company’s current cash will only fund our business as currently planned for less than one month. We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $10 million over the next 12 months to fund our anticipated capital requirements in Mexico and in China, as well as the costs of administration.

In addition, we will require an additional $2,000,000 should we choose to exercise the option to purchase the mining concession from Silvia Villasenor Haro within 3 years, or $3,000,000 within 5 years. We currently do not have arrangements in place to raise the capital to fund this option.

We estimate that we will require a minimum of $6,600,000 for exploration and development in China through the end of 2008.

We have historically satisfied our working capital requirements through the private issuances of equity securities as well as from our chief executive officer. We will continue to seek additional funds through such channels and from collaborative and other arrangements with corporate partners. In particular, we will need $10 million in additional funding to continue our operations for the next twelve months. If we fail to obtain sufficient funds, we may need to delay, scale back or terminate some or all of our mining exploration programs.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements or contractual obligations that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our financial statements.

Results of Operation for the Year Ended December 31, 2007 and 2006

Revenues and Losses

During the years ended December 31, 2007 and 2006, we did not have any revenues.

During the years ended December 31, 2007 and 2006, we incurred operating expenses of $10,486,817 and $8,219,127 respectively. Increases were in all areas including:

Professional fees (legal and audit) were due to increased disclosure requirements and filings.

The Company retained consulting services for strategic planning in Mexico and China.

Exploration expenses in Mexico and China.

Advertising and promotion expenses as the company invested in brand awareness of the Company name and strategy in the public marketplace.

General expenses for the Company’s offices in Mexico and China to manage the acquisitions.

During the years ended December 31, 2007 and 2006, we incurred net other income of $Nil and $6,776, respectively, which relates to interest income and dividends received. In addition, in 2006 we incurred losses of $389,365 on the sale of marketable securities.

During the years ended December 31, 2007 and 2006, we reported a net loss of $10,498,500 and $8,692,208 respectively. The reason for the increase in 2007 is due to factors discussed above.

Liquidity and Capital Resources

As of December 31, 2007, we had $193,138 in cash, $41,217 in restricted cash and $104,217 in other receivables (which represented VAT refunds receivable). In addition, we had loans payable and related party loans payable totaling $721,625, and accounts payable and accrued liabilities totaling of $1,503,044 for a working capital deficit of ($532,624) compared to a working capital surplus of $3,493,609 in 2006. During 2007, we have been dependent on the issuance of common stock and loans to satisfy expenses.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, we incurred a large net operating loss in the year ended December 31, 2007, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about our ability to continue as a going concern. Our management has provided operating capital to us and has developed a plan to raise additional capital. Our ability to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Liquidity and Capital Resources

We will need additional capital in order to finance our obligations to Sino-Top, and the acquired properties in Cerro Las Minitas, Mexico, as well as to continue our attempt to acquire viable businesses and properties and to finance the administrative costs including but not limited to legal and accounting fees. Our management is seeking additional capital. However, there is no assurance that this needed capital can be raised on terms acceptable to us.

Going Concern

As of December 31, 2007, we had an accumulated deficit of $22,313,133. Our continuation as a going concern is uncertain and dependent on successfully achieving future profitable operations and obtaining additional sources of financing to sustain our operations. In the event we cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of our products and services. We plan to pursue additional financing; however there can be no assurance that we will be able to secure financing when needed or obtain such on terms satisfactory to us, if at all.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and Rule 15d – 15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Management is taking steps to improve our disclosure controls and procedures in order to ensure that we are alerted to such material information in a timely fashion.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 through a series of dicussions among management. As a result of this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

Name	Age	Position
Marc Hazout	43	Chief Executive Officer, President and Director
Colin Sutherland	37	Chief Financial Officer and Director
Manuel Chan	52	Director
Terry Christopher	42	Director
R.Glen MacMullin	37	Director

Marc Hazout has been our President, Chief Executive Officer and a director since June 1, 2002. From 1985 to 1987, Mr. Hazout was the Canadian licensee and franchisee for a multinational clothing manufacturer and retailer. From 1987 to 1991, Mr. Hazout established a private label apparel manufacturing and retailing company. From 1991 to 1998, Mr. Hazout developed, owned and operated entertainment complexes in Toronto. Mr. Hazout attended The Canadian Securities Institute from 1998-2000 and in 1999 worked as an equity trader for Swift Trade Securities Inc. in Toronto. Mr. Hazout studied International Relations and Economics at York University in Toronto from 1983 to 1985. Mr. Hazout completed the Real Estate Licensing Course at Humber College in Toronto in 1984.

Colin Sutherland, C.A. has been Chief Financial officer and a director since August 14, 2007. Mr. Sutherland has over 10 years of business of professional experience. Mr. Sutherland was previously a Director and Chief Financial Officer of Gammon Gold Inc. and Mexgold Resources Inc. Mr. Sutherland has extensive experience in the financial markets, and successfully raised in excess of US$400 million for the development and construction of the Gammon assets. Mr. Sutherland is a Chartered Accountant and a graduate of Saint Francis Xavier University. In addition to his work with us, Mr. Sutherland is the President and Chief Executive Officer, and a director of Nayarit Gold Inc.

Manuel Chan joined our board of directors on August 29, 2007. Mr. Chan is also a member of the Board of Directors of Sanhe Sino-Top Resources & Technologies Ltd. ("Sino-Top'') of which Silver Dragon owns a 90% equity interest. Mr. Chan possesses more than 20 years of experience in the real estate sector and holds a Bachelor of Commerce degree in Management Information Systems and Accounting from the University of British Columbia, Canada.

Terry Christopher, Ph.D. joined our board of directors on November 6, 2007. Mr. Christopher is a seasoned geologist and geochemist with diverse experience in the resource industry, including mining and oil and gas in both the United States and Canada, and currently works as the Chief Geoscientist for Nayarit Gold Inc.. Mr. Christopher served as the Chief Geoscientist for Linear Gold Corp., a mineral exploration company. He was also the VP of International Projects for a metals recovery firm and was a technical analyst for an institutional fund manager. Mr. Christopher has a Ph.D. in Geochemistry and a BSc. (Hons) in Geology from the Dept of Earth Sciences, Memorial University of Newfoundland.

R. Glen MacMullin has been a director of the company since December, 2007. Mr. MacMullin is currently a Vice President of Finance with Minto Group, Inc. a fully integrated real estate development, construction and management company with operations in Ottawa, Toronto and Florida. Prior to joining Minto Group, Inc. in 2008, Mr. MacMullin was a Managing Director and Chief Operating Officer with Xavier Sussex, LLC; a New York based private equity firm he co-founded in 2004. In 2001, Mr. MacMullin was appointed Director and Chief Operating Officer with DB Advisors, LLC; a $6 billion hedge fund group based in New York and a wholly owned subsidiary of Deutsche Bank AG. He has also held several senior management positions with Deutsche Bank Offshore in the Cayman Islands from 1998 through 2001, including Head of Investment Funds. He began his career in 1993 as a public accountant with Coopers & Lybrand in Ottawa, Canada and KPMG in the Cayman Islands. Mr. MacMullin received a Bachelor of Business Administration degree from Saint Francis Xavier University in 1993 and is a member of the Canadian Institute of Chartered Accountants. Mr. MacMullin also serves on the Board of Directors of Nayarit Gold, Inc.

Donald J. Robinson, Ph.D served on the board of the Company from March 28, 2005 until January 30, 2006, when he resigned due to his time commitments as President and Director of Eastmain Resources. There was no disagreement between Dr. Robinson and the Company on any matter relating to the Company's operations, policies or practices. Dr. Robinson did not resign for cause.

Legal Proceedings

On July 25, 2007, Midas Fund, Inc. ("Midas") filed a complaint against Gammon Gold Inc. ("Gammon") in the United States District Court for the Southern District of New York relating to shares of Gammon stock that Midas purchased in connection with an April, 2007 offering. On October 12, 2007, Midas filed its Second Amended Complaint. The Second Amended Complaint asserts claims based on Section 10(b) of the Securities Exchange Act of 1934, Sections 11 and 12 of the Securities Act of 1933, unjust enrichment, common law fraud, negligence, and the New York Deceptive Acts and Practices Statute. The complaint alleges that Gammon made misrepresentations in connection with production targets for its Ocampo mine. Midas is seeking damages in excess of $3 million and punitive damages in excess of $10 million.

In March, 2008 Gammon was named in a class action claim made by a representative plaintiff in Canada. The plaintiff alleges that Gammon's 2007 prospectus contained misstatements with respect to production run rates and the adequacy of Gammon's internal controls. The plaintiff also alleges inappropriate option granting and is seeking an order certifying the action as a class proceeding and CDN$80-million in damages.

Colin Sutherland, the CFO of Silver Dragon served as CFO of Gammon from September 2004 to May 2007, Mr. Sutherland has been named as a co-defendant in both of the foregoing legal proceedings. Mr. Sutherland has joined in the filing of a motion to dismiss the U.S. legal proceeding.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of the copies of Forms 3, 4, and 5, as applicable, and amendments thereto, provided to the Company and the written representations of its directors, executive officers and 10% stockholders, the Company believes that, during the fiscal year 2007, its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

Code of Ethics and Policy Regarding Consideration of Director Candidates Recommended by Stockholders

The Company has not adopted a Code of Ethics that applies its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as the Company feels that its current corporate governance policies and procedures in place are sufficient for this purpose.

Audit Committee

The Company does not have an audit committee.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended December 31, 2007 and 2006 of the executive officers.

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position		($)	($)	($)	($)	($)	($)	($)	($)

Marc Hazout,	2007	288,000	-					None	288,000
Director, President and Chief Executive Officer	2006	288,000	-					1,302,780*	1,590,780

Colin Sutherland	2007	24,000		472,500	405,000				877,500
Director, Chief Financial Officer	2006	Nil	-						Nil

*Travellers International Inc. (''Travellers'') received 1,000,000 restricted common shares valued at $0.6478/share, being Marc Hazout's signing bonus with respect to his Employment Agreement. Travellers received another 1,000,000 restricted common shares valued at $0.6551/share in consideration for Marc Hazout successfully completed the transaction in Cerro las Minitas, Mexico. Marc Hazout is the sole director, officer and shareholder of Travellers.

DIRECTOR COMPENSATION

Change in
Pension Value
and Non-
				Non-Equity	Qualified
	Fees Earned	Stock	Option	Incentive Plan	Deferred
	or Paid in	Awards	Awards	Compensation	Compensation	All Other	Total
Name	Cash	($)	($)	($)	Earnings	Compensation	($)

Manuel Chan
2007			315,000				315,000
2006							Nil

Terry Christopher
2007			250,000				250,000
2006							Nil

R. Glen MacMullin
2007			176,000				176,000
2006							Nil

We do not have a Long-Term Incentive Plan.

Equity Compensation Plan Information

The Company had no equity compensation plan in 2007.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the common stock beneficially owned by (1) our directors and named executive officers, (2) persons known by us to beneficially own, individually, or as a group, more than 5% of our outstanding common stock as of March 27, 2008 and (3) all of our current directors and executive officers as a group. For the purposes of the information provided below, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and, for each person, includes shares that person has the right to acquire within 60 days following April 13, 2007 subject to options, warrants, or similar instruments. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares	% Shares (1)

Marc Hazout (2)
Suite 803, 5160 Yonge Street, Toronto, Ontario, M2N 6L9	17,055,206 (2)	24.4%

Colin Sutherland
146 Skye Cr, Hammonds Plains, NS, B4B 1W8	500,000	0.7%

Manuel Chan
5515 Elizabeth Street, Vancouver, B.C., V5Y 3K1	200,000	0.2%

Glen MacMullin
89 Third Avenue, Ottawa, Ontario, K1S 2J7	0	0%

Terry Christopher
7 Edwin Ford Ct., Bedford, Nova Scotia, B4A 4B6	0	0%

Officers and Directors as a group	17,755,206	25.3%

(2) Owned by Travellers International Inc. solely owned by Mr. Hazout. Mr. Hazout is the President and CEO of Travellers.

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

On August 17, 2007, we issued 500,000 shares of our common stock and options to purchase 500,000 shares of our common stock to Colin Sutherland pursuant to his appointment as our Chief Financial Officer and Director.

On October 10, 2007, we issued 500,000 share purchase warrants to Manuel Chan pursuant to his appointment as a Director.

On November 2, 2007, we issued 500,000 share purchase warrants to Terry Christopher pursuant to his appointment as a Director.

On December 5, 2007, we issued 250,000 share purchase warrants to Glen MacMullin pursuant to his appointment as a Director.

ITEM 13. EXHIBITS

(a) The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

Exhibit No.	Name of Exhibit

3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
4.1	Form of Subscription Agreement dated March 23, 2006 between Silver Dragon Resources Inc. and Heller Capital Investments LLC (3)
4.2	Form of Class A Common Stock Purchase Warrant issued to Heller Capital Investments LLC (4)
4.3	Form of Class B Common Stock Purchase Warrant issued to Heller Capital Investments LLC (4)
4.4	Subscription Agreement dated November 9, 2006 between Silver Dragon Resources, Inc. and Alpha Capital Anstalt (5)
4.5	Form of Class A Common Stock Purchase Warrant issued to Alpha Capital Anstalt (5)
4.6	Form of Class B Common Stock Purchase Warrant issued to Alpha Capital Anstalt (5)
4.7	Form of Class C Common Stock Purchase Warrant issued to Alpha Capital Anstalt (5)
10.1	Assignment of Rights of Mining Concessions Agreement between Silver Dragon Mining De Mexico, S.A. de C.V. and Jamie Mugurio Pena (6)
10.2	Assets Bailment Agreement dated March 2, 2006 by and between Silver Dragon Mining De Mexico, S.A. de C.V. and Jaime Mugurio Pena (6)
10.3	Assets Purchase Agreement dated March 2, 2006 by and between Silver Dragon Mining De Mexico, S.A. de C.V. and Ramon Tomas Davila Flores (6)
10.4	Asset Purchase Agreement between Silver Dragon Mining De Mexico, S.A., de C.V. and Ramon Tomas Davila (6)
10.5	Assignment of Rights of Mining Concessions Agreement dated March 8, 2006 by and between Silver Dragon Mining De Mexico, S.A. de C.V. and Minera Real Victoria S.A. de C.V.(6)
10.6	Addendum to the Mining Exploration and Exploitation Agreement dated March 9, 2006 by and between Silver Dragon Mining de Mexico , S.A. de C.V. and Silvia Villasenor Haro (6)
10.7	Asset Purchase Agreement dated as of March 16, 2006 among Silver Dragon Resources, Inc., Sino Silver Corp. and Sanhe Sino-Top Resources and Technologies, Ltd. (7)
10.8	Strategic Cooperation Agreement dated July 26, 2006, between Silver Dragon Resources, Inc. and Tianjin North China Exploration Bureau (4)
10.9	Employment Agreement dated November 15, 2005 between Silver Dragon Resources, Inc. and Marc Hazout (management contract) (4)
11	Statement re: computation of per share earnings (8)
16.1	Letters from Moore Stephens Cooper Modyneux LLP on change in certifying accountants (9)
21	Subsidiaries of the Company (10)
23.1	Consent of SF Partnership, LLP, Chartered Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Form 10-SB filed on February 23, 2000.
(2)	Incorporated by reference to Form 10-SB/A filed on July 17, 2003.
(3)	Incorporated by reference to Form 8-K/A filed December 14, 2006.
(4)	Incorporated by reference to Form SB-2/A filed March 21, 2007.
(5)	Incorporated by reference to Form 8-K filed December 5, 2006.
(6)	Incorporated by reference to Form 8-K filed on March 20, 2006.
(7)	Incorporated by reference to Form 8-K filed March 24, 2006.
(8)	Included within financial statements attached hereto as Exhibit A.
(9)	Incorporated by reference to Form 8-K filed January 27, 2006.
(10)	Previously filed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by SF Partnership LLP, the principal accountant, was $135,000 for 2006 and $95,000 for 2007.

Audit-Related Fees were $26,000 for 2006 and $83,000 for 2007.

Tax Fees were nil for 2006 and 2007

All Other Fees were nil for 2006 and 2007.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Date: March 31, 2008	/s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer

SILVER DRAGON RESOURCES INC.

Date: March 31, 2008	/s/ Colin Sutherland
Colin Sutherland, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2008	/s/ Marc Hazout
Marc Hazout, Director

Date: March 31, 2008	/s/ Colin Sutherland
Colin Sutherland, Director

Date: March 31, 2008	/s/ Manuel Chan
Manuel Chan, Director

Date: March 31, 2008	/s/ Glen MacMullin
Glen MacMullin, Director

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

CONTENTS

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as at December 31, 2007 and 2006	2

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2007 and 2006, and Cumulative for the Period from June 15, 1996, [Date of Inception] Through to December 31, 2007

3-4

Consolidated Statements of Stockholders' Equity Cumulative for the Period from June 15, 1996, [Date of Inception] Through to December 31, 2007	5-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006, and Cumulative for the Period from June 15, 1996, [Date of Inception] Through to December 31, 2007	8-9

Notes to the Consolidated Financial Statements	10-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
Silver Dragon Resources Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Silver Dragon Resources Inc. and Subsidiaries (a Delaware corporation in the exploration stage) as of December 31, 2007 and 2006, and the  consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2007, and cumulative from inception (June 15, 1996) through to December 31, 2007, except as explained as follows: we did not audit the cumulative data from June 15, 1996 to December 31, 2004. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2004, is based solely on the report of other auditors.  These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Dragon Resources Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

As described in note 19 to the consolidated financial statements, the accompanying consolidated financial statements of the Company as at December 31, 2006 and for the year then ended have been restated. We therefore withdraw our previous reports dated April 24, 2007 and June 22, 2007 on those financial statements originally filed.

Toronto, Canada	SF Partnership, LLP
March 28, 2008	CHARTERED ACCOUNTANTS

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
		(Restated, note 19)
ASSETS
Current Assets
Cash and cash equivalents	$193,138	$2,920,592
Other receivables (note 4)	104,217	551,875
Current portion of deferred expenses	1,394,690	681,354
Total Current Assets	1,692,045	4,153,821

Restricted Cash (note 5)	41,217	-
Deferred Expenses	548,435	463,606
Advances to Related Party (note 11)	-	37,771
Plant and Equipment, net (note 6)	813,958	249,092
Mineral Rights (note 8)	9,076,897	6,316,897
Deferred Offering Cost	25,219	50,000

Total Assets	$12,197,771	$11,271,187

LIABILITIES
Current Liabilities
Accounts payable	$1,258,623	$137,110
Accrued liabilities	244,421	494,517
Loan payable (note 9)	250,000	-
Related party loans payable (note 11)	471,625	28,585
Total Liabilities	2,224,669	660,212

Minority Interest	-	4,241
Commitments and Contingencies (note 15)

STOCKHOLDERS' EQUITY
Capital Stock (note 10)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.0001 par value, 150,000,000 shares authorized 69,545,988 shares issued and outstanding (2006 – 61,460,533 issued and 61,183,988 outstanding)	6,955	6,146

Additional Paid-in Capital (note 10)	32,183,963	22,360,593
Treasury Stock (note 10)	-	(392,830)
Stock Subscriptions	115,000	449,000
Deficit Accumulated During the Exploration Stage	(22,313,113)	(11,814,613)
Accumulated Comprehensive Loss	(19,703)	(1,562)
Stockholders' Equity	9,973,102	10,606,734

Total Liabilities and Stockholders' Equity	$12,197,771	$11,271,187

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2007 and 2006, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through to December 31, 2007

			For the period from
			June 15, 1996
			[date of inception]
	2007	2006	to December 31,
		(Restated, note 19)	2007
			(unaudited)

Revenues	$-	$-	$64,888

Cost of Revenues	-	-	74,482

Gross Loss	-	-	(9,594)

Operating Expenses
General and administrative	7,473,836	5,992,431	16,338,776
Exploration	3,012,981	2,226,696	5,239,677
Development (non-mining)	-	-	60,000
Total Operating Expenses	10,486,817	8,219,127	21,638,453

Loss From Continuing Operations	(10,486,817)	(8,219,127)	(21,648,047)

Other Income (Expenses)
Interest expense	(15,924)	(36,517)	(36,517)
Interest income – related parties	-	-	15,905
Interest expense - related parties	-	-	(24,346)
Settlement with Cyper Entertainment, Inc.	-	-	(80,000)
Loss on disposal of asset	-	-	(15,371)
Loss on investment	-	-	(61,240)
Loss on sale of marketable securities	-	(389,365)	(389,365)
Other income (expense)	-	6,776	(24,398)
Total Other Income (Expenses)	(15,924)	(419,106)	(615,332)

Net Loss Before Income Tax	$(10,502,741)	$(8,638,233)	$(22,263,379)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2007 and 2006, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through to December 31, 2007 (cont'd)

			For the period from
			June 15, 1996
			[date of inception]
	2007	2006	to December 31,
		(Restated, note 19)	2007
			(unaudited)

Net Loss Before Income Tax (carried forward)	$(10,502,741)	$(8,638,233)	$(22,263,379)

Provision for Income Taxes
Current	-	-	-
Deferred	-	-	-

Net Loss From Continuing Operations, After Tax	(10,502,741)	(8,638,233)	(22,263,379)

Minority Interest	4,241	248,780	253,021

Loss From Discontinued Operations
Loss from discontinued operations (net of tax)	-	(302,755)	(302,755)

Net Loss From Discontinued Operations	-	(302,755)	(302,755)

Net Loss	(10,498,500)	(8,692,208)	(22,313,113)

Foreign exchange adjustment	(18,141)	(1,562)	(19,703)

Comprehensive Loss	$(10,516,641)	$(8,693,770)	$(22,332,816)

Net loss per common share – basic and diluted	$(0.16)	$(0.17)

Net loss on continuing operations per common share – basic and diluted	$(0.16)	$(0.17)

Weighted average number of common shares outstanding – basic and diluted	64,641,270	49,936,892

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders' Equity
Cumulative for the Period from June 15, 1996 [date of inception]
Through to December 31, 2007

				Deficit
	Common Stock			Accumulated
	Number		Additional	During the			Accumulated	Total
	of		Paid-in	Exploration	Stock	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Subscription	Stock	Loss	Equity

Shares issued to founder for cash	333,334	$33	$967	$-	$-	$-	$-	$1,000
Shares issued to founders for services	55,000	6	159	-	-	-	-	165
Shares issued for investment in CECK	50,000	5	37,495	-	-	-	-	37,500
Shares issued to purchase subsidiary	350,000	35	70	(1,060)	-	-	-	(955)
Shares issued for cash	13,333	1	9,999	-	-	-	-	10,000
Net Loss, 1996	-	-	-	(14,198)	-	-	-	(14,198)

Balance, December 31, 1996 (unaudited)	801,667	80	48,690	(15,258)	-	-	-	33,512
					-	-
Shares issued for cash	37,333	4	28,896	-	-	-	-	28,900
Shares issued for services	46,333	5	34,745		-	-		34,750
Shares issued for vehicle	33,333	3	24,997	-	-	-	-	25,000
Net Loss, 1997	-	-	-	(142,622)	-	-	-	(142,622)

Balance, December 31, 1997 (unaudited)	918,666	92	137,328	(157,880)	-	-	-	(20,460)

Shares issued for cash	58,667	6	49,995	-	-	-	-	50,001
Shares issued for vehicle	10,667	1	7,999	-	-	-	-	8,000
Net loss, 1998	-	-	-	(54,404)	-	-	-	(54,404)

Balance, December 31, 1998 (unaudited)	988,000	99	195,322	(212,284)	-	-	-	(16,863)

Shares issued for cash	151,918	15	56,759	-	(4,000)	-	-	52,774
Shares issued for settlement of debt	16,000	2	8,773	-	-	-	-	8,775
Shares issued for services	36,000	3	126,467	-	-	-	-	126,470
Forgiveness of debt of related party	-	-	23,000	-	-	-	-	23,000
Net loss, 1999	-	-	-	(181,898)	-	-	-	(181,898)

Balance, December 31, 1999 (unaudited)	1,191,918	119	410,321	(394,182)	(4,000)	-	-	12,258

Shares issued for cash	4,296,666	430	667,070	-	(278,539)	-	-	388,961
Shares cancelled for non-payment	(442,433)	(44)	(165,868)	-	153,791	-	-	(12,121)
Shares issued for services	653,667	65	28,365	-	-	-	-	28,430
Shares returned for subscription receivable	(10,667)	(1)	(3,999)	-	4,000	-	-	-
Forgiveness of debt reclassification	-	-	(23,000)	-	-	-	-	(23,000)
Net loss, 2000	-	-	-	(419,296)	-	-	-	(419,296)

Balance, December 31, 2000 (unaudited)	5,689,151	569	912,889	(813,478)	(124,748)	-	-	(24,768)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders' Equity
Cumulative for the Period from June 15, 1996 [date of inception]
Through to December 31, 2007 (cont'd)

Deficit
Common Stock			Accumulated
Number		Additional	During the			Accumulated	Total
of		Paid-in	Exploration	Stock	Treasury	Comprehensive	Stockholders'
Shares	Amount	Capital	Stage	Subscription	Stock	Loss	Equity

Balance, December 31, 2000 (carried forward)	5,689,151	569	912,889	(813,478)	(124,748)	-	-	(24,768)
					-	-
Shares issued for services	879,415	88	59,814	-	-	-	-	59,902
Shares issued for consulting agreement	300,000	30	29,970	-	-	-	-	30,000
Cash received for subscription receivable	-	-	-	-	124,748	-	-	124,748
Other adjustment	-	-	-	1	-	-	-	1
Net loss, 2001	-	-	-	(339,546)	-	-	-	(339,546)

Balance, December 31, 2001 (unaudited)	6,868,566	687	1,002,673	(1,153,023)	-	-	-	(149,663)

Shares issued for cash	400,000	40	17,960	-	-	-	-	18,000
Shares issued for services - related party	1,100,833	110	32,390	-	-	-	-	32,500
Shares issued for the settlement of related party advances	370,000	37	66,619	-	-	-	-	66,656
Shares issued for the settlement of related party advances	116,118	12	23,212	-	-	-	-	23,224
Shares issued for the settlement of related party advances	2,233,333	223	46,777	-	-	-	-	47,000
Shares issued for the reverse acquisition of Cyper	20,000,000	2,000	-	-	-	-	-	2,000
Shares issued in relation to the reverse acquisition of Cyper	4,000,000	400	119,600	-	-	-	-	120,000
Shares rescinded for the cancellation of the reverse acquisition of Cyper	(20,000,000)	(2,000)	-	-	-	-	-	(2,000)
Shares issued for settlement of cancellation of Cyper reverse acquisition	250,000	25	17,475	-	-	-	-	17,500
Shares issued for settlement of advances made for the Cyper settlement	1,388,889	139	62,361	-	-	-	-	62,500
Shares cancelled in lieu of issuance of warrants for past services rendered	(1,912,748)	(191)	-	-	-	-	-	(191)
Stock warrants issued for services – related party	-	-	31,000	-	-	-	-	31,000
Stock warrants exercised by management	3,255,880	326	-	-	-	-	-	326
Cancellation of shares issued in prior years	(65,467)	(7)	7	-	-	-	-	-
Net loss, 2002	-	-	-	(570,874)	-	-	-	(570,874)

Balance, December 31, 2002 (unaudited)	18,005,404	1,801	1,420,074	(1,723,897)	-	-	-	(302,022)

Shares issued for the settlement of related party advances	4,861,111	486	149,514	-	-	-	-	150,000
Shares issued for the settlement of accounts payable for services performed	66,300	7	1,319	-	-	-	-	1,326
Shares returned as a result of clerical error in a prior year	(66,300)	(7)	(1,319)	-	-	-	-	(1,326)
Net loss, 2003	-	-	-	(414,601)	-	-	-	(414,601)

Balance, December 31, 2003 (unaudited)	22,866,515	2,287	1,569,588	(2,138,498)	-	-	-	(566,623)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders' Equity
Cumulative for the Period from June 15, 1996 [date of inception]
Through to December 31, 2007 (cont'd)

Deficit
Common Stock			Accumulated
Number		Additional	During the			Accumulated	Total
of		Paid-in	Exploration	Stock	Treasury	Comprehensive	Stockholders'
Shares	Amount	Capital	Stage	Subscription	Stock	Loss	Equity

Balance, December 31, 2003 (carried forward)	22,866,515	2,287	1,569,588	(2,138,498)	-	-	-	(566,623)

Shares issued for the settlement of related party advances	575,000	58	24,942	-	-	-	-	25,000
Short swing profits of shareholder	-	-	50,496	-	-	-	-	50,496
Net loss, 2004	-	-	-	(399,028)	-	-	-	(399,028)

Balance, December 31, 2004	23,441,515	2,345	1,645,026	(2,537,526)	-	-	-	(890,155)

Shares issued for cash	7,175,000	717	596,783	-	(9,500)	-	-	588,000
Shares issued for services	3,950,000	395	814,105	-	-	-	-	814,500
Shares issued for property acquisition	1,3500,000	135	388,365	-	-	-	-	388,500
Shares issued for the settlement of accounts payable to related party for services performed	3,254,018	325	813,180	-	-	-	-	813,505
Cancelled stock returned to company	(3,500,000)	(350)	(724,650)	-	-	-	-	(725,000)
Net loss, 2005	-	-	-	(584,879)	-	-	-	(584,879)

Balance, December 31, 2005	35,670,533	3,567	3,532,809	(3,122,405)	(9,500)	-	-	404,471

Shares issued for cash	13,050,000	1,305	5,155,164	-	458,500	-	-	5,614,969
Shares issued for services	4,180,000	418	2,763,952	-	-	-	-	2,764,370
Shares issued for property acquisition	6,560,000	656	4,728,089	-	-	-	-	4,728,745
Shares issued for the settlement of accounts payable to related party for services performed	2,000,000	200	1,302,780	-	-	-	-	1,302,980
Warrants issued for cash	-	-	4,734,031	-	-	-	-	4,734,031
Warrants issued for services	-	-	207,005	-	-	-	-	207,005
Share issuance costs	-	-	(63,237)	-	-	-	-	(63,237)
Treasury stock	-	-		-	-	(392,830)	-	(392,830)
Other comprehensive loss	-	-	-	-	-	-	(1,562)	(1,562)
Net loss, 2006	-	-	-	(8,692,208)	-	-	-	(8,692,208)

Balance, December 31, 2006 (restated, note 19)	61,460,533	6,146	22,360,593	(11,814,613)	449,000	(392,830)	(1,562)	10,606,734

Shares issued for cash	2,989,000	299	1,448,681	-	(499,000)	-	-	949,980
Shares issued for related party debt settlement	500,000	50	424,950	-	-	-	-	425,000
Shares issued for services	2,868,000	286	2,741,764	-	-	-	-	2,742,050
Shares issued for property acquisition	2,000,000	200	2,659,800	-	-	-	-	2,660,000
Shares issued for cash pursuant to exercise of share purchase warrants	5,000	1	3,999	-	-	-	-	4,000
Shares issued for settlement of preliminary injunction (note 16)	-	-	(165,000)	-	165,000	-	-	-
Treasury stock (note 10)	(276,545)	(27)	(392,803)	-	-	392,830	-	-
Warrants issued for cash	-	-	1,540,020	-	-	-	-	1,540,020
Warrants issued for related party debt settlement of preliminary injunction (note 16)	-	-	75,000	-	-	-	-	75,000
Warrants issued for services	-	-	1,102,000	-	-	-	-	1,102,000
Options issued	-	-	459,959	-	-	-	-	459,959
Share issuance costs	-	-	(75,000)	-	-	-	-	(75,000)
Other comprehensive loss	-	-	-	-	-	-	(18,141)	(18,141)
Net loss, 2007	-	-	-	(10,498,500)	-	-	-	(10,498,500)

Balance, December 31, 2007	69,545,988	$ 6,955	$ 32,183,963	$ (22,313,113)	115,000	-	$ (19,703)	$ 9,973,102

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through to December 31, 2007

			For the period
			from June 15, 1996
			[date of inception]
	2007	2006	to December 31,
		(Restated, note 19)	2007
			(unaudited)
Cash Flows from Operating Activities
Net loss from continuing operations	$(10,498,500)	$(8,692,208)	$(22,313,113)
Net loss from discontinued operations	-	302,755	302,755
Net loss	(10,498,500)	(8,389,453)	(22,010,358)
Adjustments for:
Depreciation	115,918	14,497	171,902
Settlement of debt, net	-	-	(19,052)
Shares issued for services	1,994,157	3,003,787	5,810,017
Warrants issued for services	1,561,959	178,768	1,740,727
Deferred offering costs	50,000	-	50,000
Minority interest	(4,241)	(248,780)	(253,021)
Settlement of Cyper reverse acquisition	-		80,000
Write-down of assets	-	-	61,422
Impairment of investment	-	-	61,240

Changes in non-cash working capital:
Other receivables	434,935	(554,541)	(119,606)
Deferred expenses	(50,272)	(81,397)	(126,412)
Accounts payable	1,089,638	38,129	1,352,393
Accrued liabilities	(242,988)	456,439	213,586
Accrued office compensation	-	-	709,500
Inventories	-	-	(28,510)
Net Cash Used in Operating Activities	(5,549,394)	(5,582,551)	(12,306,172)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through to December 31, 2007 (cont'd)

			For the period from
			June 15, 1996
			[date of inception]
	2007	2006	to December 31,
		(Restated, note 19)	2007
			(unaudited)
Cash Flows from Investing Activities
Investments in mineral rights	(100,000)	(1,290,781)	(1,554,877)
Acquisition of plant and equipment	(661,435)	(264,863)	(972,028)
Investment in other	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Net Cash Used in Investing Activities	(761,435)	(1,555,644)	(2,547,626)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	2,994,000	10,349,000	14,468,516
Share issuance costs	(75,000)	(35,000)	(110,000)
Purchase of treasury shares	-	(392,830)	(392,830)
Deferred offering costs	(25,219)	(50,000)	(75,219)
Related party advances	480,811	-	480,811
Repayments of related party advances	-	(65,707)	(139,077)
Related party loans received	250,000	-	250,000
Restricted cash	(41,217)	-	(41,217)
Minority interest	-	253,021	253,021
Payment of notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Advances payable related party	-	-	245,649
Cash over draft	-	-	460
Proceeds from subscriptions receivables, net	-	-	124,748
Net Cash Provided by Financing Activities	3,583,375	10,058,484	15,046,963

Change in Cash and Cash Equivalents	(2,727,454)	2,920,289	193,138

Cash and Cash Equivalents - beginning of period	2,920,592	303	-

Cash and Cash Equivalents - end of period	$193,138	$2,920,592	$193,138

Represented by:
Cash	$193,138	$2,920,592	$193,138
Cash equivalents	$-	$-	$-
	$193,138	$2,920,592	$193,138

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

1.

Nature of Business and Basis of Presentation

Silver Dragon Resources Inc. ("SDR") a Delaware corporation, incorporated on May 9, 1996. SDR is headquartered in Ontario, Canada and operates primarily in the United States, Mexico and China. On June 15, 1996, SDR acquired all of the outstanding stock of California Electric Automobile Co., Inc. ("CEAC"), a California corporation incorporated on November 14, 1995.

SDR and its subsidiaries (the "Company")  are in the exploration stage as defined in Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No.7. "Accounting and Reporting For Development Stage Enterprises." To date, the Company has generated minimal sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

The Company's mission is to acquire and develop a portfolio of silver properties in proven silver districts globally.

2.

Going Concern and Exploration Stage Activities

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $10,498,500 (2006 - $8,692,208) for the year and has accumulated losses since inception of $22,313,113 (2006 - $11,814,613). The Company's continuation as a going concern is uncertain and dependant on successfully bringing its product to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further exploration of its products and services. The Company is currently in discussions with several parties in an attempt to raise debt and/or equity to increase general working capital, finance existing obligations, and fund future exploration programs. There can be no assurance the Company can successfully raise monies, and these matters raise some doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.

Summary of Significant Accounting Policies

a)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CEAC, Silver Dragon Mining De Mexico S.A. de C.V ("Silver Dragon Mexico") and its 90% ownership in Sanhe Sino-Top Resources and Technologies, Ltd ("Sino-Top") a limited liability company and joint venture organized under the laws of the People’s Republic of China. All significant inter-company balances and transactions have been eliminated on consolidation.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

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

d)

Mineral Rights

The Company records its interest in mineral rights at cost. Accordingly, all costs associated with acquisition, exploration and development of mineral reserves, including directly related overhead costs, are capitalized and are subject to ceiling tests to ensure the carrying value does not exceed the fair value.

All capitalized costs of mineral properties subject to amortization and the estimated future costs to develop proven reserves are amortized using the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major exploration and development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the capitalized cost of the property will be added to the costs to be amortized. The Company presently has no proven reserves. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying values can be recovered. If the carrying values exceed estimated recoverable values, then the costs are written-down to fair values with the write-down expensed in the period.

e)

Deferred Expenses

Consist of those expenses which derive benefit for the Company in the future and are deferred until such time as the benefit is realized.

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

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

h)

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 190"). Deferred tax assets and liabilities are recorded for differences between the consolidated financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period, increased or decreased by the change in deferred tax assets and liabilities during the period.

i)

Plant and Equipment

Plant and equipment are stated at cost. Depreciation is based on the estimated useful life of the asset and depreciated annually as follows:

Category	Rate	Method
Computer hardware	30%	declining balance
Computer software	30%	declining balance
Vehicles	20%	declining balance
Office equipment	20%	declining balance
Mine equipment	20%	declining balance
Buildings	20 years	straight line
Leasehold improvements	5 years	straight line

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

3.

Summary of Significant Accounting Policies (cont'd)

k)

Impairment of Long Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the carrying amounts are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.

l)

Stock-based Compensation

In accordance with SFAS No. 123(R) (Revised 2004), "Share-Based Payment": ("SFAS No. 123R"), the Company measures and recognizes compensation expense for all stock-based awards made to employees and directors based on the estimated grant date fair value of those awards. SFAS No. 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The fair value of stock options is calculated using the Black-Scholes option-pricing model.

Prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No.25"), and, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), provided pro forma disclosures of net income and earnings per common share as if the fair value methods had been applied in measuring compensation expense. Under the intrinsic value method, compensation cost for employee stock awards was recognized as the excess, if any, of the deemed fair value for financial reporting purposes of the Company's common stock on the date of grant over the amount an employee must pay to acquire the stock.

For non-employee stock-based compensation, the Company uses the fair value method in accordance with SFAS No. 123R and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

m)

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation". The Company's functional currency is United States dollars ("USD"). In foreign operations, the local currency is the functional currency, in China it's the Yuan ("RMB") and in Mexico it's the Nuevo Peso ("MXN"). All assets and liabilities are translated into United States dollars using the current exchange rate. Revenues and expenses are translated using the average exchange rates prevailing throughout the year. Translation adjustments are included in other comprehensive income for the period.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

3.

Summary of Significant Accounting Policies (cont'd)

n)

Asset Retirement Obligations

For operating properties, costs associated with environmental remediation obligations are accrued in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No 143"). SFAS No. 143 requires the Company to record a liability for the present value of the estimated environmental remediation costs, and the related asset created with it, in the period in which the liability is incurred. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

For non-operating properties, costs associated with environmental remediation obligations are accrued when it is probable that such costs will be incurred and they can be reasonably estimated. Estimates for reclamation and other closure costs are prepared in accordance with SFAS No. 5 "Accounting for Contingencies," or Statement of Position 96-1 "Environmental Remediation Liabilities." Accruals for estimated losses from environmental remediation obligations have historically been recognized no later than completion of the remedial feasibility study for each facility and are charged to provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. Management periodically reviews accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that the Company's liabilities have potentially changed.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

3.

Summary of Significant Accounting Policies (cont'd)

o)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB")  issued  Statement of Financial Accounting Standards ("SFAS")  No. 157, “Fair Value Measurements” ("SFAS 157") ,which is effective to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impact that the adoption of SFAS 157 could have on its  financial statements.

In September 2006, FASB  issued  SFAS No. 158, “Employers' Accounting for Defined Benefit  Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” ("SFAS 158") . The Company has adopted SFAS 158 except for the requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year-end statement of financial position which is effective to fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 158 could have on its  financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

3.

Summary of Significant Accounting Policies (cont'd)

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007.  The Company is currently assessing the potential impact that the adoption of SFAS 159 could have on its  financial statements.

In April 2007, the FASB issued  a  FASB Statement Postion ("FSP")  on FASB Interpretation ("FIN") 39-1 ("FIN 39-1") which modfies FIN 39, “Offsetting of Amounts relating to Certain Contracts” (“FIN 39”).  FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39.  Upon adoption of this FASB Staff Positon (“FSP”), a reporting entity shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements.  The guidance in this FSP is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the potential impact of implementing this standard.

In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

3.

Summary of Significant Accounting Policies (cont'd)

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 160 could have on its  financial statements.

In February 2008, FASB issued FASB Staff Position (“FSP”) on SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”).  The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140").  However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140.  FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years.  Earlier application is not permitted.  The Company is currently reviewing the effect, if any; the proposed guidance will have on its  financial statements.

In February 2008, FASB issued FSP SOP 07-1-1, “Effective Date of AICPA Statement of Position 07-1” (“SOP 07-1-1”).  SOP 07-1-1 delays indefinitely the effective date of AICPA Statement of Position 07-1, “Clarification of the Scope of the Audit  and  Accounting  Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies'' ("SOP No. 07-1").  SOP No. 07-1 clarifies when an entity may apply the provisions of the Guide.  Investment companies that are within the scope of the Guide report investments at fair value;  consolidation  or  use  of  the equity method for investments  is  generally  not  appropriate.  SOP No.  07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor.  The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

3.

Summary of Significant Accounting Policies (cont'd)

In February 2008, FASB issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP SFAS 157-1”).  FSP SFAS 157-1 amends SFAS 157 to exclude FASB Statement No. 13, "Accounting for Leases" , and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations”, or FASB Statement No. 141 (revised 2007), "Business Combinations", regardless of whether those assets and liabilities are related to leases.  FSP SFAS 157-1 is effective upon the initial adoption of SFAS 157.

In February 2008, FASB issued FSP SFAS No. 157-2, “Effective date of FASB Statement No. 157” (“FSP SFAS 157-2”).  FSP SFAS 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurement” to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

In March 2008, FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 161 could have on its financial statements.

p)

Comparative Information

Certain comparative figures have been reclassified to conform to the current year's consolidated financial statement presentation.

4.

Other Receivables

Other receivables are net of allowance for doubtful amounts of $254,436 (2006 - $ Nil). The allowance for doubtful amounts was determined based on managements' best estimate of the collectability of the receivables.

5.

Restricted Cash

Restricted cash consists of a mandatory deposit held as security under workers' safety provisions of the People's Republic of China. The Company can withdraw the interest; however the principal will remain on deposit for the duration of the life of the mining property.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

6.

Plant and Equipment, net

		Accumulated	2007	2006
	Cost	Depreciation	Net book value	Net book value
Computer hardware	$137,847	$57,370	$80,477	$62,904
Computer software	45,122	-	45,122	-
Vehicles	170,325	60,991	109,334	103,322
Office equipment	69,532	9,971	59,561	24,218
Mine equipment	349,303	43,602	305,701	29,243
Buildings	41,372	2,069	39,303	29,405
Leasehold improvements	195,667	21,208	174,459	-
	$1,009,168	$195,210	$813,958	$249,092

The Company did not claim any depreciation on the computer software as it has not been commissioned.

7.

Business Acquisition

On November 9, 2006 the Company concluded its acquisition of 60% of the assets of Sino-Top for consideration of $3,478,000. The consideration comprised of 4,000,000 restricted shares valued at approximately $0.71 per share and cash of $650,000. The operations of Sino-Top during the period from November 9, 2006 through to December 31, 2006 are included in the determination of consolidated operating loss. The consideration was allocated based on the estimated fair values on the acquisition date as follows:

Consideration Given:

Cash and restricted common shares	$ 3,478,000
Net Assets acquired at fair value:
Cash	145,199
Accounts Receivable	144,625
Advances to Supplier	225,000
Fixed Assets	149,565
Liabilities Assumed	(31,835)
Minority Interest	(253,106)
Mineral Rights	3,098,552
Net assets acquired at fair value	$ 3,478,000

8.

Mineral Rights

		Cerro Las	Linear
	Sino-Top	Minitas	Gold
	China	Mexico	Mexico	Total

Balance at January 1, 2006	$372,500	$-	$227,626	$600,126
Expenditures during year	3,098,562	2,845,845	75,129	6,019,526
Discontinued Operations	-	-	(302,755)	(302,755)
Balance at December 31, 2006	$3,471,052	$2,845,845	$-	$6,316,897
Expenditures during year	2,660,000	100,000	-	2,760,000
Balance, December 31, 2007	$6,131,052	$2,945,845	$-	$9,076,897

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

8.

Mineral Rights (cont'd)

Sino-Top, China

On April 14, 2005, the Company entered into a joint venture agreement with Sino Silver Corp. ("Sino Silver"), whereby the Company acquired 50% of Sino Silver's interest in the distributions from Sino-Top that were attributable to the Aobaotugounao mining property located in the Erbaohuo Silver District in Northern China. Sino Silver then owned 60% equity interest in Sino-Top and Sino Top owned exploratory and licensing rights to certain mining properties in The People's Republic of China, including the Aobaotugounao property. Under the terms of the joint venture agreement, the Company paid Sino Silver $150,000 on closing date along with 250,000 restricted common stock of the Company valued at $67,500. The closing costs also included finder's fee incurred through the issuance of 500,000 restricted common stock of the Company to an individual valued at $155,000. The pending commitments of the Company to Sino Silver under the terms of the joint venture agreement, an additional payment of $200,000 and an additional issuance of 250,000 restricted common stock of the Company, were cancelled following the asset purchase agreement dated March 16, 2006.

On March 16, 2006, the Company entered into an Asset Purchase Agreement with Sino Silver wherein Sino Silver agreed to sell its 60% equity interest in Sino-Top to the Company. The purchase price consisted of $650,000 in cash and 4,000,000 restricted common stock of the Company valued at $2,828,000. The transactions were concluded on November 9, 2006.

On March 19, 2007, the Company entered into an agreement with certain individuals to acquire an additional 30% ownership interest in Sino-Top, increasing its total equity position from 60% to 90%, in exchange for 2,000,000 restricted common stock of the Company valued at $2,660,000. On May 16, 2007 the Company received the certificate of approval from the Ministry of Commerce in China to increase its ownership and released the shares held in escrow.

To date, all mineral property and rights acquisition costs are capitalized and all exploration and development costs are expensed.

Cerros Las Minitas, Mexico

On March 1, 2006, the Company's wholly-owned subsidiary, Silver Dragon Mexico entered into an agreement with Jaime Muguiro Pena wherein Mr. Pena assigned to Silver Dragon Mexico the mining and exploration rights to ten mining concessions in Guadalupe, Durango, Mexico in consideration for the payment to Mr. Pena of $450,000 and issuance of 450,000 restricted common stock of the Company valued at $456,750.

On March 2, 2006, Silver Dragon Mexico entered into an agreement with Ramon Tomas Davila Flores wherein Mr. Flores assigned to Silver Dragon Mexico the mining and exploration rights to five mining concessions in Guadalupe, Durango, Mexico in consideration for the payment to Mr. Flores of $245,000 and issuance of 110,000 restricted common stock of the Company valued at $71,995.

On March 8, 2006, Silver Dragon Mexico entered into an agreement with Minera Real Victoria, S.A. De C.V. ("Minera") for the assignment to Silver Dragon Mexico the mining and exploration rights to a mining concession known as "Puro Corazon" in Guadalupe, Durango, Mexico. On March 9, 2006, Silver Dragon Mexico obtained the consent of the owner of the concession, Silvia Villasenor Haro, for the assumption of mining and exploration rights from Minera.

The consideration payable to Minera for the assignment of rights consisted of $400,000 and the issuance of 2,000,000 restricted common stock of the Company valued at $1,372,000. In accordance with the terms of the agreement with Minera $200,000 was paid in 2006; $100,000 was due and paid in March 2007; and the final installment of $100,000 will be due for payment on March 8, 2008. As of March 28, 2008, the amount due for payment remains outstanding.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

8.

Mineral Rights (cont'd)

The consideration paid by Silver Dragon Mexico to Silvia Villasenor Haro, for consenting to the assignment of rights from Minera, was $50,000. In addition, the exploration rights agreement was amended as follows:

i)

The consideration to be paid to the owner for granting the exploration rights shall be $1.50 per ton of economic ore that is extracted from the mine, due and payable monthly, effective six months from the date of execution of the agreement, at a guaranteed minimum of $3,500 per month regardless of ore extraction.

The Company as of December 31, 2007 has incurred guaranteed minimum commitments in the amount of $56,000 (for the year ended December 31, 2007 - $42,000 and 2006 - $14,000) which are included in exploration expenses.

ii)

Silver Dragon Mexico has the option to purchase the Puro Corazon concession and the price shall be $2,000,000 if exercised within 3 years, or $3,000,000 if exercised within 5 years, from the date of execution of the agreement of consent to assignment of rights.

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

9.

Loan Payable

The loan payable in the amount of $250,000 is from an individual unrelated to the Company. The loan payable is unsecured, non-interest bearing and due on demand.

10.

Capital Stock

Stock Issuances

On January 10, 2006 the Company issued 300,000 shares of the Company's restricted common stock to a company, pursuant to a three month investor relations services contract dated January 10, 2006, for fair value of $184,190.

On January 10, 2006 the Company issued 200,000 shares of the Company's restricted common stock to a company, in partial fulfillment of obligations under an investor relations services contract dated December 8, 2005, for fair value of $129,570.

On January 10, 2006 the Company issued 1,000,000 shares of the Company's restricted common stock to a company controlled by a director of the Company, pursuant to the terms of an Employment Agreement dated November 15, 2005 with that sole director as the CEO of the Company, for fair value of $647,850.

On January 11, 2006 the Company issued 100,000 shares of the Company's restricted common stock to a company, pursuant to a two month investor relations services contract dated January 10, 2006, for fair value of $64,400.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

10.

Capital Stock (cont'd)

On January 19, 2006 the Company issued 300,000 shares of the Company's restricted common stock to an individual, pursuant to a 12 month investor relations services contract dated January 19, 2006, for fair value of $193,200.

On January 19, 2006 the Company issued 500,000 shares of the Company's restricted common stock to an individual, pursuant to a geological services contract dated October 25, 2005, for fair value of $322,000.

On January 25, 2006 the Company closed a private placement totaling 2,500,000 shares of the Company's restricted common stock at $0.10 per share for gross proceeds of $250,000.

On March 1, 2006 the Company issued 1,000,000 shares of the Company's restricted common stock to an individual, pursuant to a two year investor relations services contract dated March 1, 2006, for fair value of $654,500.The amount is being amortized over the service period, of which $327,251 (2006 - $245,437) is included in the statement of operations. Included in the current portion of deferred expenses is $81,812 (2006 - $327,251).

On March 1, 2006 the Company issued 110,000 shares of the Company's restricted common stock to an individual, pursuant to an exploration and mining rights acquisition contract dated March 2, 2006, for fair value of $71,995.

On March 1, 2006 the Company issued 1,000,000 shares of the Company's restricted common stock to a company controlled by a director of the Company, in consideration for its assistance to the Company with the acquisition of mining rights in Mexico, for fair value of $655,130.

On March 1, 2006 the Company issued 1,000,000 shares of the Company's restricted common stock to a close family member of the Chief Executive Officer, pursuant to a two year administrative services contract to commence in 2007, for fair value of $654,500. The amount is being amortized over the service period, of which $272,709 (2006 - $ Nil) is included in the statement of operations. Included in the current portion of deferred expenses is $327,251 (2006 - $272,709).

On March 3, 2006 the Company closed a private placement totaling 1,000,000 shares of the Company's restricted common stock at $0.10 per share for gross proceeds of $100,000.

On March 10, 2006 the Company issued 300,000 shares of the Company's restricted common stock to a company, in partial fulfillment of obligations under an investor relations services contract dated December 8, 2005, for fair value of $205,080.

On March 14, 2006 the Company issued 40,000 shares of the Company's restricted common stock to a company, pursuant to a three month investor relations services contract dated March 15, 2006, for fair value of $26,180.

On March 27, 2006 the Company closed a private placement totaling 1,000,000 units at $1.00 per unit for gross proceeds of $1,000,000. Each unit consists of one share of the Company's common stock and one one-half $2.00 per share purchase warrant and one one-half $5.00 per share purchase warrant exercisable at any time over a period of two years from the date of the closing of the private placement.

On May 30, 2006 the Company issued 300,000 shares of the Company's restricted common stock to a company, in partial fulfillment of obligations under an investor relations services contract dated December 8, 2005, for fair value of $225,700.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

10.

Capital Stock (cont'd)

On May 30, 2006 the Company closed a private placement totaling 1,350,000 units at $1.00 per unit for gross proceeds of $1,350,000. Each unit consists of one share of the Company's common stock and one one-half $2.00 per share purchase warrant and one one-half $5.00 per share purchase warrant exercisable at any time over a period of two years from the date of the closing of the private placement.

On June 9, 2006 the Company issued 2,000,000 shares of the Company's restricted common stock to a company, pursuant to an exploration and mining rights acquisition contract dated March 8, 2006, for fair value of $1,372,000.

On June 9, 2006 the Company issued 100,000 shares of the Company's restricted common stock to a company, pursuant to a twelve month investor relations services contract dated May 16, 2006, for fair value of $77,610.

On June 9, 2006 the Company issued 40,000 shares of the Company's restricted common stock to a company, pursuant to a twelve month investor relations services contract dated May 20, 2006, for fair value of $27,440.

On June 9, 2006 the Company closed a private placement totaling 1,200,000 units at $1.00 per unit for gross proceeds of $1,200,000. Each unit consists of one share of the Company's common stock and one one-half $2.00 per share purchase warrant and one one-half $5.00 per share purchase warrant exercisable at any time over a period of two years from the date of the closing of the private placement.

On August 1, 2006, the Company issued 50,000 share purchase warrants to an individual, pursuant to a twelve month investor relations services contract dated August 1, 2006, for fair value of $44,692. The warrants are exercisable at any time during a five year period from August 1, 2006 to purchase 50,000 shares at $0.80 per share.

On August 1, 2006, the Company issued 150,000 share purchase warrants to an individual, pursuant to a geological services contract dated September 13, 2006, for fair value of $134,076. The warrants are exercisable at any time during a five year period from August 1, 2006 to purchase 150,000 shares at $0.80 per share.

On August 8, 2006 the Company issued 4,000,000 shares of the Company's restricted common stock to a company, pursuant to an asset purchase agreement dated March 16, 2006, for fair value of $2,828,000.

On August 18, 2006 the Company issued 450,000 shares of the Company's restricted common stock to an individual, pursuant to an exploration and mining rights acquisition contract dated March 1, 2006, for fair value of $456,750.

On October 13, 2006 the Company closed a private placement totaling 2,513,000 units at $1.00 per unit for gross proceeds of $2,513,000. Each unit consists of one share of the Company's common stock and one one-half $2.00 per share purchase warrant and one one-half $5.00 per share purchase warrant exercisable at any time over a period of two years from the date of the closing of the private placement.

On November 1, 2006 the Company closed a private placement totaling 500,000 units at $1.00 per unit for gross proceeds of $500,000. Each unit consists of one share of the Company's common stock; one one-half $2.00 per share purchase warrant and one one-half $5.00 per share purchase warrant exercisable at any time over a period of two years from November 7, 2006; and two $1.00 per share purchase warrant exercisable at any time over period of one year from November 7, 2006.

In connection with the private placement that closed on November 1, 2006, the Company paid broker fees in the amount of $35,000 in cash and issued share purchase warrants that will entitle the holder to purchase 17,500 shares of the Company's common stock at an exercise price of $2.00 per share and an additional 17,500 shares of the Company's common stock at an exercise price of $5.00 per share at any time during a two year term commencing November 8, 2006, for a fair value of $28,237. The total compensation of $63,237 has been accounted for as share issuance cost as a reduction to additional paid in capital.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

10.

Capital Stock (cont'd)

On December 29, 2006 the Company closed a private placement totaling 2,987,000 units at $1.00 per unit for gross proceeds of $2,987,000. Each unit consists of one share of the Company's common stock and one one-half $2.00 per share purchase warrant and one one-half $5.00 per share purchase warrant exercisable at any time over a period of two years from the date of the closing of the private placement.

On February 5, 2007 the Company closed a private placement totaling 584,000 units at $1.00 per unit for gross proceeds of $584,000. Each unit consists of one share of the Company's common stock and one one-half $2.00 per share purchase warrant and one one-half $5.00 per share purchase warrant exercisable at any time over a period of two years from the date of the closing of the private placement.

On April 2, 2007 the Company closed a private placement totaling 230,000 units at $1.00 per unit for gross proceeds of $230,000. Each unit consists of one share of the Company's common stock and one one-half $2.00 per share purchase warrant and one one-half $5.00 per share purchase warrant exercisable at any time over a period of two years from the date of the closing of the private placement.  As at December 31, 2007, 50,000 of the units remained unsubscribed.

On April 2, 2007 the Company issued 5,000 of the Company's restricted common stock to an individual, pursuant to an administrative services contract dated May 16, 2006, for fair value of $9,100.

On April 2, 2007 the Company issued 50,000 shares of the Company's restricted common stock to an individual, pursuant to an administrative services contract dated August 29, 2006, for fair value of $91,000. The amount is being amortized over the service period, of which $60,667 is included in the statement of operations. Included in the current portion of deferred expenses is $30,333.

On April 2, 2007 the Company issued 100,000 shares of the Company's restricted common stock to certain individuals, pursuant to investor relations services contracts dated March 1, 2007, for fair value of $165,900. The amount is being amortized over the service period, of which $138,250 is included in the statement of operations. Included in the current portion of deferred expenses is $27,650. In accordance with the service contracts, the individuals received 400,000 share purchase warrants, for fair value of $323,000. The warrants are exercisable at any time during a five year period from March 1, 2007 to purchase 200,000 shares at $2.50 per share and 200,000 shares at $3.00 per share.

On April 9, 2007 the Company issued 25,000 shares of the Company's restricted common stock to a company, pursuant to a twelve month investor relations services contract dated April 6, 2007, for fair value of $53,750. The amount is being amortized over the service period, of which $40,313 is included in the statement of operations. Included in the current portion of deferred expenses is $13,437.

On April 30, 2007 the Company issued 5,000 shares of the Company's unrestricted common stock at $0.80 per share upon the exercise of warrants.

On May 2, 2007 the Company issued 38,500 shares of the Company's restricted common stock to a company for services rendered in connection with a private placement, for fair value of $38,500.

On May 22, 2007 the Company closed a private placement totaling 175,000 units at $1.00 per unit for gross proceeds of $175,000. Each unit consists of one share of the Company's common stock and one one-half $2.00 per share purchase warrant and one one-half $5.00 per share purchase warrant exercisable at any time over a period of two years from the date of the closing of the private placement.

On June 12, 2007 the Company issued 75,000 shares of the Company's restricted common stock to a company, pursuant to an investor relations services contract dated May 29, 2007, for fair value of $69,000. The amount is being amortized over the service period, of which $40,250 is included in the statement of operations. Included in the current portion of deferred expenses is $28,750.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

10.

Capital Stock (cont'd)

On June 27, 2007 the Company issued 50,000 shares of the Company's restricted common stock to a company, pursuant to a consulting services contract dated June 15, 2007, for fair value of $34,000.

On July 27, 2007 the Company closed a private placement totaling 500,000 units at $1.00 per unit for gross proceeds of $500,000. Each unit consists of one share of the Company's common stock and one one-half $2.00 per share purchase warrant and one one-half $5.00 per share purchase warrant exercisable at any time over a period of two years from the date of the closing of the private placement.

On July 27, 2007 the Company issued 550,000 shares of the Company's restricted common stock to a company, in fulfillment of obligations under an investor relations services contract dated December 8, 2005, for fair value of $638,000.

On August 17, 2007 the Company issued 250,000 of the Company's restricted common stock to an individual, pursuant to an accounting services contract effective July 2, 2007, for fair value of $232,500. The amount is being amortized over the service period, of which $38,750 is included in the statement of operations. Included in the current portion of deferred expenses is $77,500.

On August 17, 2007 the Company issued 500,000 of the Company's restricted common stock to a director, as compensation for his appointment as an officer of the Company, for fair value of $472,500. The amount is being amortized over the service period, of which $59,063 is included in the statement of operations. Included in the current portion of deferred expenses is $157,500.

On October 1, 2007 the Company issued 360,000 of the Company's restricted common stock to a company pursuant an agreement to extend an existing investor relations services contract for an additional year, for fair value of $252,000. This amount will be amortized over the extended service period to commence on May 29, 2008.

On October 10, 2007 the Company issued 500,000 share purchase warrants to a director following an executive appointment, exercisable at $0.75 per share and expiring October 10, 2012, for fair value of $287,000.

On October 19, 2007 the Company issued 500,000 units in the capital of the Company to certain directors or companies controlled by the directors as consideration for the conversion of loans payable in the amount of $500,000. Each unit consists of one common share and one one-half $2.00 per share purchase warrant and one one-half $5.00 per share purchase warrant exercisable within a two year period from October 19, 2007.

On October 19, 2007 the Company issued 180,000 of the Company's restricted common stock as compensation under the terms of an investor relations services contract dated October 10, 2007, for fair value of $122,400. The amount is being amortized over the service period, of which $30,600 is included in the statement of operations. Included in the current portion of deferred expenses is $91,800.

On November 2, 2007 the Company issued 500,000 share purchase warrants as compensation to a new member of the Board of Directors, exercisable at $0.60 per share and expiring November 2, 2012, for fair value of $250,000. The warrants are exercisable at any time during a five year period from November 2, 2007 to purchase 500,000 shares at $0.60 per share.

On November 14, 2007 the Company issued 50,000 share purchase warrants to an individual, pursuant a one-year extension of an investor relations services contract dated August 1, 2006, for fair value of $42,000. The warrants are exercisable at any time during a five year period from November 14, 2007 to purchase 50,000 shares at $0.94 per share.

On November 16, 2007 the Company closed a private placement totaling 500,000 units at $1.00 per unit for gross proceeds of $500,000. Each unit consists of one share of the Company's common stock and one $1.25 per share purchase warrant exercisable at any time over a period of two years from the date of the closing of the private placement.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

10.

Capital Stock (cont'd)

On November 16, 2007 the Company issued 180,000 shares of the Company's restricted common stock to a company, pursuant to an investor relations services contract dated November 14, 2007, for fair value of $154,800.

On December 5, 2007 the Company issued 250,000 share purchase warrants as compensation to a new member of the Board of Directors, exercisable at $0.84 per share and expiring December 5, 2012, for fair value of $176,000.

On December 10, 2007 the Company issued 500,000 shares of the Company's restricted common stock to an individual, pursuant to an investor relations services contract for a one year term, for fair value of $405,000. The amount is being amortized over the service period, of which $33,750 is included in the statement of operations. Included in the current portion of deferred expenses is $371,250.

On December 10, 2007 the Company closed a private placement totaling 1,000,000 units at $1.00 per unit for gross proceeds of $1,000,000. Each unit consists of one share of the Company's common stock and one $1.25 per share purchase warrant exercisable at any time over a period of five years from the date of the closing of the private placement.

On December 14, 2007 the Company issued 4,500 shares of the Company's restricted common stock to an individual for services rendered in connection with a private placement, for fair value of $3,600.

Treasury Stock

In 2006, the Company acquired 276,545 common shares of the Company through a corporation controlled by a director of the Company for $392,830. The shares were returned to the treasury during the current year and cancelled.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

10.

Capital Stock (cont'd)

Warrants

As at December 31, 2007, warrants to purchase 14,969,000 shares were outstanding, having an exercise price between $0.60 and $5.00 per share with an average remaining contractual life of 1.72 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, January 1, 2006	-	-
Issued during the year	9,785,000	$3.19
Exercised during the year	-	-
Forfeitures during the year	-	-
Expired during the year	-	-
Balance, December 31, 2006	9,785,000	$3.19

Issued during the year	6,189,000	$2.32
Exercised during the year	(5,000)	$0.80
Forfeitures during the year	-	-
Expired during the year	(1,000,000)	$1.00
Balance, December 31, 2007	14,969,000	$2.98

As at December 31, 2007 the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.60 - $1.00	1,495,000	4.68 years	$0.73
$1.01 - $2.00	7,287,000	1.58 years	$1.85
$2.01 - $5.00	6,187,000	1.17 years	$4.85

Warrants were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 118% - 138%, a risk-free interest rate of 3.3% - 4.9%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company of zero percent.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

10.

Capital Stock (cont'd)

Options

As at December 31, 2007, options to purchase 552,000 shares were outstanding, having an exercise price between $0.945 and $2.50 per share with an average remaining contractual life of 4.32 years.

Weighted
	Number of	average exercise
	options	price
Balance, January 1, 2006	-	-
Issued during the year	-	-
Exercised during the year	-	-
Forfeitures during the year	-	-
Expired during the year	-	-
Balance, December 31, 2006	-	-

Issued during the year	552,000	$1.10
Exercised during the year	-	-
Forfeitures during the year	-	-
Expired during the year	-	-
Balance, December 31, 2007	552,000	$1.10

As at December 31, 2007 the range of exercise prices of the outstanding options were as follows:

			Weighted
		Average remaining	average exercise
Range of exercise prices	Number of options	contractual life	price
$0.60 - $1.00	500,000	4.63 years	$0.945
$1.01 - $2.00	-	-	$ -
$2.01 - $5.00	52,000	1.38 years	$2.50

During the period, 500,000 stock options, exercisable at a price of $0.945 with a five year period from August 16, 2007, were issued to a director and officer of the Company. These options were valued at $405,000 using the Black-Scholes model, using key assumptions of volatility of 124.79%, a risk-free interest rate of 4.26%, a term equivalent to the life of the options, and reinvestment of all dividends in the Company of zero percent.

During the period, 52,000 stock options, exercisable at a price of $2.50 with a two year period from May 17, 2007 were issued to employees of the Company. These options were valued at $54,959 using the Block-Scholes model, using key assumptions of volatility of 126.08%, a risk-free interest rate of 4.78%, a term life equivalent to the life of the options, and reinvestment of all dividends in the Company of zero percent.

11.

Related Party Transactions and Balances

As at December 31, 2007, the related party loans payable consisted of the following:

	2007	2006

Unpaid Remuneration	$36,000	$-

Loan payable	435,625	28,585

Balance, December 31, 2007	$471,625	$28,585

Loans from directors or companies controlled by directors in the amount of $435,625 are unsecured, non-interest bearing and have no fixed terms of repayment.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

11.

Related Party Transactions and Balances (cont'd)

As at December 31, 2007 $ Nil (2006 - $37,771) has been advanced to a company controlled by a director.

During the year ended December 31, 2007, the Company incurred $288,000 (2006 – $288,000) in management fees payable to a company controlled by a director for services rendered other than in his capacity as director.

During the year ended December 31, 2007, the Company incurred $36,000 (2006 – $Nil) in fees payable to certain directors for services rendered other than in their capacity as directors.

During the year ended December 31, 2006, an amount of $1,000,000 was advanced in trust to a company controlled by a director of the Company, for the purpose of trading in marketable securities on the Company's behalf.  As at December 31, 2006, the Company realized losses of $389,365 on the sale of these marketable securities, incurred interest expenses in the amount of $37,311, realized investment income in the amount of $6,766 and the remaining funds were returned to the Company in cash (note 15) and 276,545 of Company's common shares returned to the Treasury for cancellation (note 10).

12.

Income Taxes

The Company's income tax provision (recovery) has been calculated as follows:

	2007	2006

Loss before income taxes	$(10,502,741)	$(8,638,233)
Deferred: Expected income tax recovery at the combined average statutory rates of 31.18%
(2006 - 32.79%)	(3,274,618)	(2,832,385)
Other	-	(54,752)
Change in valuation allowance	3,274,618	2,887,137

Provision for income taxes	$-	$-

The following summarizes the principal temporary differences and related future tax effect:
	2007	2006

Losses carried forward	$6,808,516	$3,810,828
Valuation allowance	(6,808,516)	(3,810,828)

Deferred income tax asset	$-	$-

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.

Potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company has accumulated approximately $21,700,000 of taxable losses, which may be used to offset future federal taxable income. The utilization of the losses expires in years 2015 to 2027.

The Company's tax returns are subject to audit and potential reassessment by taxation authorities. Although the Company believes that it has adequately provided for current and future income taxes based on the information available, the outcome of audits cannot be reasonably determined and the potential impact on the financial statements is not determinable.

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

13.

Statements of Cash Flows Supplemental Disclosures

For the year ended December 31, 2007, stock based compensations amounted to $7,638,524 (2006 - $9,003,100). These amounts are included in the consolidated financial statements as follows:

	2007	2006

Mineral rights (note 8)	$2,660,000	$4,728,745

Paid-in capital – share issuance costs	$-	$28,237

Current portion of deferred expenses	$945,221	$599,957

Deferred expenses	$477,187	$463,606

Statement of operations (stock-based compensation expensed)	$3,556,116	$3,182,555

For the year ended December 31, 2007, there were no cash payments for income taxes.  Cash payments for interest expense amounted to $15,924 (2006 - $36,517).

14.

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

15.

Commitments and Contingencies

a) On May 15, 2006, the Company entered into a trust arrangement with Travellers International Inc., an investment and merchant banking firm ("TII"), for the deposit by the Company of $1 Million (the "Funds") for the purpose of investing the Funds on behalf of the Company.  The trust arrangement was evidenced by a Declaration of Trust dated August 16, 2006. The Company had received proceeds of an equity financing to be used towards the Company's obligations in Mexico and China over the next several months.  In the meantime, the Company decided to invest a portion of the financing proceeds for the purpose of obtaining a return on the proceeds invested.

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

15.

Commitments and Contingencies (cont'd)

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

Of the $1 Million which TII had been provided in trust, $187,000 was returned to the Company and 276,545 Common Shares of the Company valued at $392,830 were returned to the Compnay for cancellation as per Note 10.  Neither Mr. Hazout, nor TII received any fees or commissions as a result of TII's trusteeship as described herein.

b) On April 1, 2007, the Company entered into a five year lease agreement for office space with an option to renew for an additional five years. The future minimum commitment under the lease obligations for office premises are as follows:

2008	$ 47,272
2009	51,212
2010	52,525
2011	52,525
2012	13,131

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

c)  On December 28, 2007, a subsidiary of the Company entered into an agreement to fund a scientific research project in China for approximately $400,000 payable over a three year period commencing January 1, 2008.

16.

Subsequent Events

On January 18, 2008 the Company engaged the services of a consultant for a term of twelve months and issued 100,000 options, for a fair value of $43,460, to purchase one common share per option of the Company at an exercise price of $0.62 at any time within three years from the date of the agreement.

On February 26, 2008 the Company issued 30,000 share purchase warrants to an individual for services rendered in connection with a private placement, for a fair value of $8,900. The warrants are exercisable at any time during a two year period from February 26, 2008 to purchase 30,000 shares at $0.60 per share.

On February 27, 2008 the Company closed a private placement totaling 120,000 units at $0.50 per unit for gross proceeds of $60,000. Each unit consists of one common share and one one-half $0.60 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

On February 28, 2008 the Company issued 333,333 shares of the Company's restricted common stock to a company in settlement of a Preliminary Injunction. As part of the settlement, the per share purchase price of each of the 250,000 Class A and 250,000 Class B warrants held by the company were reduced to $0.60 from $2.00 and $5.00, respectively. $165,000 was accrued to subscriptions payable at December 31, 2007 and was treated as a capital transaction with a redemption to additional paid-in capital.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

17.

Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

The carrying amount of cash and cash equivilents, other receivables, accounts payables, and accrued liabilities, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest risk or currency risk and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains cash and short-term investments with major financial institutions. From time to time, the Company has funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant credit risk as these banks and financial institutions are well-known.

Currency Risk

While the reporting currency is the USD, approximately 35% of consolidated costs and expenses for the year ended December 31, 2007 (2006 – 18%) are denominated in RMB and MXN. As at December 31, 2007, 15% (2006 – 15%) of the assets and 35% (2006 – 61%) of the liabilities are denominated in RMB and MXN. The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between the USD, RMB and the MXN.

The Company has not entered into any hedging transactions in an effort to reduce the exposure to currency risk.

18.

Segmented Information

As of December 31, 2007	Corporate	China	Mexico	Total

Mineral Rights	-	$6,131,052	$2,945,845	$9,076,897

Total Assets	$2,299,386	$6,511,700	$3,386,685	$12,197,771

As of December 31, 2006

Mineral Rights	-	$3,471,052	$2,845,845	$6,316,897

Total Assets	$4,154,864	$3,842,867	$3,273,456	$11,271,187

Year Ended December 31, 2007	Corporate	China	Mexico	Total

Revenues	-	-	-	-

Depreciation	$30,937	$40,433	$44,548	$115,918

Net Loss Before Income Tax	$6,612,600	$1,964,603	$1,925,538	$10,502,741

Year Ended December 31, 2006

Revenues	-	-	-	-

Depreciation	$366	$5,080	$9,051	$14,497

Net Loss Before Income Tax	$6,165,133	$1,352,538	$1,120,562	$8,638,233

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

19.

Restatement of Previously Issued Consolidated Financial Statements

In 2007, the Company became aware of accounting errors affecting the previously issued year end consolidated financial statements.  The Company determined that it had expensed in error, a deposit towards improvements to the leased premises that it currently occupies, in the amount of $153,552 during the year ended December 31, 2006. The Company also determined that it had misallocated prepaid share subscriptions in the amount of $449,000 to General and Administrative expenses due to incorrect cut-off procedures.

As a result, the Company is retroactively restating the previously issued consolidated financial statements for the year ended December 31, 2006.

The effect on the consolidated statement of operations and the consolidated balance sheet for the year ended December 31, 2006 is as follows:

	As
	Previously
	Reported	Change	Restated
Consolidated Statement of Operations

Net loss for the year ended December 31, 2006	$(8,396,760)	$(295,448)	$(8,692,208)

Net loss per common share - basic and diluted for the year ended	$(0.17)	$(0.00)	$(0.17)

Net loss for the cumulative period ended December 31, 2006	$(11,519,165)	$(295,448)	$(11,814,613)

Consolidated Balance Sheet

Other receivables	$398,323	$153,552	$551,875

Deficit accumulated during the exploration stage	$(11,519,165)	$(295,448)	$(11,814,613)

Additional paid-in capital	$22,040,068	$320,525	$22,360,593

Stock subscriptions	$320,525	$128,475	$449,000