Form 10-Q
period 2008-03-31
Silver Dragon Resources Inc.
filed 2008-05-20
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 0-29657

SILVER DRAGON RESOURCES INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	33-0727323
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

5160 Yonge Street, Suite 803
Toronto, Ontario, M2N 6L9
(Address of principal executive offices) (Zip Code)

 (416) 223-8500
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐       No ☐

APPLICABLE TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 72,099,321 shares of its Common Stock, $0.0001 par value, as of May 19, 2008.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2008 and 2007

(UNAUDITED)

CONTENTS

Condensed Consolidated Balance Sheet as at March 31, 2008	1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Month Period Ended March 31, 2008 and 2007, and Cumulative for the Period from June 15, 1996, [Date of Inception] Through to March 31, 2008

2-3

Condensed Consolidated Statements of Cash Flows for the Three Month Period Ended March 31, 2008 and 2007, and Cumulative for the Period from June 15, 1996, [Date of Inception] Through to March 31, 2008

4-5

Notes to the Condensed Consolidated Financial Statements	6-13

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Balance Sheets
(Unaudited)

March 31
2008
ASSETS
Current Assets
Cash and cash equivalents	$15,899
Other receivables (note 5)	137,859
Current portion of deferred expenses	1,021,619
Total Current Assets	1,175,377

Restricted Cash (note 6)	43,008
Deferred Expenses	477,353
Plant and Equipment, net (note 7)	845,204
Mineral Rights (note 8)	9,176,897
Deferred Offering Cost	50,219

Total Assets	$11,768,058

LIABILITIES
Current Liabilities
Bank indebtedness	$65,624
Accounts payable	1,683,804
Accrued liabilities	257,145
Loan payable (note 9)	250,000
Due to related parties (note 11)	651,600

Total Liabilities	2,908,173

Minority Interest	-
Commitments and Contingencies (note 14)

STOCKHOLDERS' EQUITY
Capital Stock (note 10)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value, 150,000,000 shares authorized 69,999,321 shares issued and outstanding (2007 – 69,545,988 issued and outstanding)	7,000

Additional Paid-in Capital (note 10)	32,456,718
Stock Subscriptions	(50,000)
Deficit Accumulated During the Exploration Stage	(23,586,304)
Accumulated Comprehensive Loss	32,471
Stockholders' Equity	8,859,885

Total Liabilities and Stockholders' Equity	$11,768,058

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Month Period Ended March 31, 2008 and 2007, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through to March 31, 2008
(Unaudited)

			For the period from
			June 15, 1996
			[date of inception]
	March 31	March 31	to March 31,
	2008	2007	2008

Revenues	$-	$-	$64,888

Cost of Revenues	-	-	74,482

Gross Profit	-	-	(9,594)

Operating Expenses
General and administrative	1,068,311	1,941,605	17,407,087
Exploration	204,880	602,031	5,444,557
Development (non-mining)	-	-	60,000
Total Operating Expenses	1,273,191	2,543,636	22,911,644

Loss From Continuing Operations	(1,273,191)	(2,543,636)	(22,921,238)

Other Income (Expenses)
Interest expense	-	-	(36,517)
Interest income – related parties	-	-	15,905
Interest expense - related parties	-	-	(24,346)
Settlement with Cyper Entertainment, Inc.	-	-	(80,000)
Loss on disposal of asset	-	-	(15,371)
Loss on investment	-	-	(61,240)
Loss on sale of marketable securities	-	-	(389,365)
Other income (expense)	-	710	(24,398)
Total Other Income (Expenses)	-	710	(615,332)

Net Loss Before Income Tax	$(1,273,191)	$(2,542,926)	$(23,536,570)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Month Period Ended March 31, 2008 and 2007, and

Cumulative for the Period from June 15, 1996 [date of inception]

Through to March 31, 2008 (cont'd)

(Unaudited)

			For the period from
			June 15, 1996
			[date of inception]
	March 31	March 31	To March 31,
	2008	2007	2008

Net Loss Before Income Tax (carried forward)	$(1,273,191)	$(2,542,926)	$(23,536,570)

Provision for Income Taxes
Current	-	-	-
Deferred	-	-	-

Net Loss From Continuing Operations, After Tax	(1,273,191)	(2,542,926)	(23,536,570)

Minority Interest	-	4,241	253,021

Loss From Discontinued Operations
Loss from discontinued operations (net of tax)	-	-	(302,755)

Net Loss From Discontinued Operations	-	-	(302,755)

Net Loss	(1,273,191)	(2,538,685)	(23,586,304)

Foreign exchange adjustment	52,174	25,265	32,471

Comprehensive Loss	$(1,221,017)	$(2,513,420)	$(23,553,833)

Net loss per common share – basic and diluted	$(0.02)	$(0.04)

Net loss on continuing operations per common share – basic and diluted	$(0.02)	$(0.04)

Weighted average number of common shares outstanding – basic and diluted	69,706,720	61,651,289

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

Consolidated Statements of Cash Flows

For the Three Month Period Ended March 31, 2008 and 2007, and

Cumulative for the Period from June 15, 1996 [date of inception]

Through to March 31, 2008

(Unaudited)

			For the period
			from June 15, 1996
			[date of inception]
	March 31	March 31	to March 31,
	2008	2007	2008

Cash Flows from Operating Activities
Net loss from continuing operations	$(1,273,191)	$(2,538,685)	$(23,586,304)
Net loss from discontinued operations	-	-	302,755
Net loss	(1,273,191)	(2,538,685)	(23,283,549)
Adjustments for:
Depreciation	43,701	23,360	215,603
Settlement of debt, net	-	-	(19,052)
Shares issued for services	444,153	183,638	6,254,170
Warrants and options issued for services	52,000	-	1,792,727
Deferred offering costs	-	-	50,000
Minority interest	-	(4,241)	(253,021)
Settlement of Cyper reverse acquisition	-		80,000
Write-down of assets	-	-	42,253
Write-down of inventory	-	-	19,169
Impairment of investment	-	-	61,240

Changes in non-cash working capital:
Other receivables	(30,922)	(9,498)	(150,528)
Deferred expenses	-	(1,710)	(126,412)
Accounts payable	396,630	211,273	1,749,023
Accrued liabilities	(80,221)	215,648	133,365
Accrued office compensation	-	-	709,500
Inventories	-	-	(28,510)
Net Cash Used in Operating Activities	(447,850)	(1,920,215)	(12,754,022)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

Consolidated Statements of Cash Flows

For the Three Month Period Ended March 31, 2008 and 2007, and

Cumulative for the Period from June 15, 1996 [date of inception]

Through to March 31, 2008 (cont'd)

(Unaudited)

			For the period from
			June 15, 1996
			[date of inception]
	March 31	March 31	to March 31,
	2008	2007	2008
			(unaudited)
Cash Flows from Investing Activities
Investments in mineral rights	-	(100,000)	(1,554,877)
Acquisition of plant and equipment	(3,997)	(188,601)	(976,025)
Investment in other	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Net Cash Used in Investing Activities	(3,997)	(288,601)	(2,551,623)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	60,000	329,000	14,528,516
Share issuance costs	(4,200)	101,000	(114,200)
Purchase of treasury shares	-	-	(392,830)
Deferred offering costs	(25,000)	-	(100,219)
Related party advances	179,975	(12,995)	660,786
Repayments of related party advances	-	(28,585)	(139,077)
Related party loans received	-	-	250,000
Restricted cash	(1,791)	-	(43,008)
Minority interest	-	-	253,021
Payment of notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Advances payable related party	-	-	245,649
Bank indebtedness	65,624	-	66,084
Proceeds from subscriptions receivables, net	-	-	124,748
Net Cash Provided by Financing Activities	274,608	388,420	15,321,544

Change in Cash and Cash Equivalents	(177,239)	(1,820,396)	15,899

Cash and Cash Equivalents - beginning of period	193,138	2,920,592	-

Cash and Cash Equivalents - end of period	$15,899	$1,100,196	$15,899

Represented by:
Cash	$15,899	$1,100,196	$15,899
Cash equivalents	-	-	-
	$15,899	$1,100,196	$15,899

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 and 2007
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

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2008. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007.

2. Going Concern and Exploration Stage Activities

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $1,273,191 for the three month period ended March 31, 2008 (2007 – 2,538,685) and has accumulated losses since inception of $23,586,304. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its product to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further exploration of its products and services. The Company is currently in discussions with several parties in an attempt to raise debt and/or equity to increase general working capital, finance existing obligations, and fund future exploration programs. There can be no assurance the Company can successfully raise monies, and these matters raise some doubt about the Company's ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, the Company adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not impact the Company’s financial position or results of operations

In February 2008, FASB issued FASB Staff Position (“FSP”) on SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”).  The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140").  However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140.  FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years.  Earlier application is not permitted.  The Company is currently reviewing the effect, if any; the proposed guidance will have on its  financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 and 2007
(Unaudited)

3. Recent Accounting Pronouncements (cont'd)

In February 2008, FASB issued FSP SOP 07-1-1, “Effective Date of AICPA Statement of Position 07-1” (“SOP 07-1-1”).  SOP 07-1-1 delays indefinitely the effective date of AICPA Statement of Position 07-1, “Clarification of the Scope of the Audit  and  Accounting  Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies'' ("SOP No. 07-1").  SOP No. 07-1 clarifies when an entity may apply the provisions of the Guide.  Investment companies that are within the scope of the Guide report investments at fair value;  consolidation  or  use  of  the equity method for investments  is  generally  not  appropriate.  SOP No.  07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor.  The proposed guideline will have no effect on the Company’s financial statements as it is not an investment company.

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

In April 2008, FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”).  FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles.  FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company is assessing the potential impact that the adoption of SFAS142-3 could have on its financial position or results of operations.

4. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157, except as it applies to the non-financial assets and non-financial liabilities subject to FSP SFAS 157-2.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Cash and cash equivalents (level 1), accounts payable, accrued liabilities, and bank indebtedness (level 2) are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

5. Other Receivables

Other receivables are net of allowance for doubtful amounts of $269,085. The allowance for doubtful amounts was determined based on management’s best estimate of the collectability of the receivables.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 and 2007
(Unaudited)

6. Restricted Cash

Restricted cash consists of a mandatory deposit held as security under workers' safety provisions of the People's Republic of China. The Company can withdraw the interest; however the principal will remain on deposit for the duration of the life of the mining property.

7. Plant and Equipment, net

		Accumulated	March 31, 2008
	Cost	Depreciation	Net book value
Computer hardware	$154,140	$69,850	$84,290
Computer software	45,122	-	45,122
Vehicles	211,193	77,718	133,475
Office equipment	70,384	13,837	56,547
Mine equipment	380,561	63,579	316,982
Buildings	46,234	2,122	44,112
Leasehold improvements	195,667	30,991	164,676
	$1,103,301	$258,097	$845,204

The Company did not claim any depreciation on the computer software as it has not been commissioned.

8. Mineral Rights

		Cerro Las	Linear
	Sino-Top	Minitas	Gold
	China	Mexico	Mexico	Total

Balance, December 31, 2007	$6,131,052	$2,945,845	$-	$9,076,897
Expenditures during the quarter	-	100,000	-	100,000
Balance, March 31, 2008	$6,131,052	$3,045,845	$-	$9,176,897

Cerros Las Minitas, Mexico

The consideration payable to Minera Real Victoria, S.A. De C.V. ("Minera") for the assignment of mining and exploration rights consisted of $400,000 and the issuance of 2,000,000 restricted common stock of the Company valued at $1,372,000. In accordance with the terms of the agreement with Minera $200,000 was paid in 2006; $100,000 was due and paid in March 2007; and the final installment of $100,000 was due for payment on March 8, 2008. As of May 20, 2008, the amount due for payment remained outstanding.

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

The Company as of March 31, 2008 has incurred guaranteed minimum commitments in the amount of $66,500 which are included in exploration expenses.

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
March 31, 2008 and 2007
(Unaudited)

9. Loan Payable

The loan payable in the amount of $250,000 is from an individual unrelated to the Company. The loan payable is unsecured, non-interest bearing and due on demand.

10. Capital Stock

Stock Issuances

				Deficit
	Common Stock			Accumulated
	Number		Additional	During the		Accumulated	Total
	of		Paid-in	Exploration	Stock	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Subscriptions	Loss	Equity
Balance, December 31, 2007	69,545,988	$ 6,955	$ 32,183,963	$ (22,313,113)	115,000	$ (19,703)	$ 9,973,102
Shares issued for cash	120,000	12	41,388	-		-	41,400
Shares issued for settlement	333,333	33	164,967		(165,000)		-
Warrants issued for cash	-	-	18,600	-	-	-	18,600
Warrants issued for services	-	-	9,000	-	-	-	9,000
Options issued for services			43,000				43,00
Share issuance costs			(4,200)				(4,200)
Other comprehensive loss						52,174	(52,174)
Net loss, three month period ended March 31, 2008				(1,273,191)			(1,273,191)

Balance, March 31, 2008	69,999,321	$ 7,000	$ 32,456,718	$ (23,586,304)	(50,000)	$ 32,471	$ 8,859,885

On January 18, 2008 the Company engaged the services of a consultant for a term of twelve months and issued 100,000 options, for a fair value of $43,000, to purchase one common share per option of the Company at an exercise price of $0.62 at any time within three years from the date of the agreement.

On February 26, 2008 the Company issued 30,000 share purchase warrants to an individual for services rendered in connection with a private placement, for a fair value of $9,000. The warrants are exercisable at any time during a two year period from February 26, 2008 to purchase 30,000 shares at $0.60 per share.

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 and 2007
(Unaudited)

10. Capital Stock (cont'd)

Warrants

As at March 31, 2008, warrants to purchase 14,059,000 warrants were outstanding, having an exercise price between $0.60 and $5.00 per share with an average remaining contractual life of 1.58 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2007	14,969,000	$2.98
Issued during the quarter	90,000	0.60
Exercised during the quarter	-	-
Forfeitures during the quarter	-	-
Expired during the quarter	(1,000,000)	3.50
Balance, March 31, 2008	14,059,000	$2.82

As at March 31, 2008 the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.60 - $1.00	2,085,000	4.12 years	$0.69
$1.01 - $2.00	6,537,000	1.34 years	$1.83
$2.01 - $5.00	5,437,000	0.89 years	$4.83

During the three month period ended March 31, 2008, 30,000 share purchase warrants, exercisable at a price of $0.60 with a two year period from February 26, 2008 were issued to a consultant to the Company. These options were valued at $9,000 using the Black-Scholes model, using key assumptions of volatility of 115.65%, a risk-free interest rate of 2.04%, a term life equivalent to the life of the options, and reinvestment of all dividends in the Company of zero percent.

Warrants were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 115.65% - 138%, a risk-free interest rate of 2.01% - 4.9%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company of zero percent.

Options

As at March 31, 2008, options to purchase 652,000 options were outstanding, having an exercise price between $0.62 and $2.50 per share with an average remaining contractual life of 3.88 years.

		Weighted
	Number of	average exercise
	options	price
Balance, December 31, 2007	552,000	$1.10
Issued during the year	100,000	0.62
Exercised during the year	-	-
Forfeitures during the year	-	-
Expired during the year	-	-
Balance, March 31, 2008	652,000	$1.02

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 and 2007
(Unaudited)

10. Capital Stock (cont'd)

As at March 31, 2008 the range of exercise prices of the outstanding options were as follows:

			Weighted
		Average remaining	average exercise
Range of exercise prices	Number of options	contractual life	price
$0.60 - $1.00	600,000	4.12 years	$0.89
$1.01 - $2.00	-	-	-
$2.01 - $5.00	52,000	1.13 years	$2.50

During the three month period ended March 31, 2008, 100,000 stock options, exercisable at a price of $0.62 with a three year period from January 18, 2008 were issued to a consultant to the Company. These options were valued at $43,000 using the Black-Scholes model, using key assumptions of volatility of 117.23%, a risk-free interest rate of 2.39%, a term life equivalent to the life of the options, and reinvestment of all dividends in the Company of zero percent.

11. Related Party Transactions and Balances

Due to related parties consists of the following:

March 31, 2008
Unpaid Remuneration	$ 58,371
Director’s Fee	21,000
Loans payable	572,229

Balance	$ 651,600

Loans from directors or companies controlled by directors in the amount of $572,229 are unsecured, non-interest bearing and have no fixed terms of repayment.

During the quarter ended March 31, 2008, the Company incurred $81,000 in management fees payable to a company controlled by a director for services rendered other than in his capacity as director.

During the quarter ended March 31, 2008, the Company incurred $40,860 in fees payable to a director for services rendered other than in their capacity as director. There also remains $17,511 in fees payable to the director from 2007, for a total of $58,371 in fees payable to the director.

During the quarter ended March 31, 2008, the Company incurred $9,000 in fees payable to a director for services rendered in their capacity as a director. There also remains $12,000 in fees payable from 2007, for a total of $21,000 in fees payable to the director.

12. Statements of Cash Flows Supplemental Disclosures

For the three month period ended, March 31, 2008, stock based compensations amounted to $496,153.  These amounts are included in the consolidated financial statements as follows:

March 31, 2008
Statement of operations (stock-based compensation expensed)	$ 496,153

For the three month period ended, March 31, 2008, there were no cash payments for income taxes or interest expense.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
March 31, 2008 and 2007
(Unaudited)

13. Litigation

On February 28, 2008 the Company issued 333,333 shares of the Company's restricted common stock to a company in settlement of a Preliminary Injunction. As part of the settlement, the per share purchase price of each of the 250,000 Class A and 250,000 Class B warrants held by the company were reduced to $0.60 from $2.00 and $5.00, respectively. $165,000 was accrued to subscriptions payable at December 31, 2007 and was treated as a capital transaction with a redemption to additional paid-in capital. The parties are currently involved in negotiations regarding a claim for liquidated damages set forth in the Complaint and a demand for the plaintiff’s attorneys' fees.  A status conference with the Court is scheduled for May 30, 2008. The Company cannot reasonably determine the outcome of this claim.

14. Commitments and Contingencies

a) On April 1, 2007, the Company entered into a five year lease agreement for office space with an option to renew for an additional five years. The future minimum commitment under the lease obligations for office premises are as follows:

Remainder of 2008	$ 37,076
2009	$ 53,554
2010	$ 54,928
2011	$ 54,928
2012	$ 13,732

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

b)  On December 28, 2007, a subsidiary of the Company entered into an agreement to fund a scientific research project in China for approximately $400,000 payable over a three year period commencing January 1, 2008.

c)  Under the terms of the agreement with Jaime Muguiro Pena, the Company earned 100% interest in 10 mining concessions in consideration for $450,000 and the issuance of 450,000 restricted common stock of the Company. The agreement also stipulates that the 450,000 common shares issued under the purchase agreement has a minimum value of $450,000 ($1.00 per share issued), which therefore obligates the Company to compensate for any shortfall in the share price.

15. Subsequent Events

On March 31, 2008, the Company entered into a consulting agreement effective May 1, 2008 with a director of the Company for a term of three years to provide advisory services. The consultant will be compensated $15,000 per month for the term of the contract.

In April 2008 the Company closed private placements totaling 900,000 units at $0.25 per unit for gross proceeds of $225,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

On April 18, 2008, the Company issued 1,200,000 units in the capital of the Company to a company controlled by a director as consideration for the conversion of loans payable in the amount of $300,000. Each $0.25 unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from April 18, 2008.

On April 21, 2008 Marc Hazout stepped down as President and CEO effective immediately. Colin Sutherland has since been appointed interim CEO until a new CEO is appointed.

On May 1, 2008 the Company issued 25,000 of the Company's restricted common stock to an individual, pursuant to a one-year accounting services contract for fair value of $5,000.

On May 6, 2008 the Company closed a private placement totaling 250,000 units at $0.20 per unit for gross proceeds of $50,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

16. Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

The carrying amount of cash and cash equivalents, other receivables, accounts payables, bank indebtedness, and accrued liabilities, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

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
March 31, 2008 and 2007
(Unaudited)

16. Financial Instruments (cont’d)

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

Currency Risk

While the reporting currency is the US Dollar (“USD”), approximately 24% of consolidated costs and expenses for the quarter ended March 31, 2008  are denominated in the Chinese Yuan (“RMB”) and Mexican Peso (“MXN”). As at March 31, 2008, 7% of the assets and 34% of the liabilities are denominated in RMB and MXN. The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between the USD, RMB and the MXN.

The Company has not entered into any hedging transactions in an effort to reduce the exposure to currency risk.

17. Segmented Information

As at March 31, 2008	Corporate	China	Mexico	Total

Mineral Rights	-	$6,131,052	$3,045,845	$9,176,897

Total Assets	$1,821,894	$6,400,574	$3,545,590	$11,768,058

Quarter Ended March 31, 2008	Corporate	China	Mexico	Total

Revenues	-	-	-	-

Depreciation	$13,865	$10,104	$19,732	$43,701

Net Loss Before Income Tax	$962,326	$118,787	$192,077	$1,273,191

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

Plan of Operation (all figures stated in US Dollars unless otherwise stated)

Overview.

Our primary objective is to explore for silver minerals and, if warranted, to develop those existing mineral properties. Our secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance our exploration and development through equity financing, by way of joint venture or option agreements or through a combination of both.  The Company announced changes to the Management team recently, and has two primary objectives right now.  One is to find a suitable replacement for the position of CEO, and the second is to finance the company.  The Board has actively been pursuing various financing and strategic partnering solutions, and continues to work diligently on these initiatives.

Plans for the Year 2008.

China

Our property in China has been aggressively drilled, however, drilling had ceased during the winter months commencing in November 2007, and as at March 31, 2008 had not yet commenced.  A test operation will be commenced to provide basic data on design, ore dressing and business profits to be used in planning for future large-scale production. Geologic mapping, trenching and drilling work is underway for four of the properties known as Dadi, Saihanaobao, Zhuanxinhu and Laopandao. The initial NI 43-101 report on the Erbaohuo property was released on July 17, 2007 the second NI 43-101 commissioned on the Laopandao is expected in the third quarter.

The NI 43-101 report recommends additional work in the areas of QA, QC, sampling, survey drill hole recovery and additional sample data for both more reliable interpretation and interpolation. The report recommends that the work be carried out in two phases but that the Phase 2 exploration work not be contingent on the results of Phase 1. However Phase 2 will not commence until Phase 1 is completed and appropriate funding is in place to commence the exploration work for 2009. The results of Phase 1 will assist the planning of Phase 2 exploration.

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

Produce a 3D wire framed model of all old workings.

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

Mexico

Our mining and exploitation activities in Mexico are in the exploration stage. We will recommence exploring the concessions through drilling, trenching and drifting upon successful funding. Our objective is to find new ore bodies and expand the resource of the existing ore bodies. There are currently seven mining shafts, which were used to extract underground ore in the past. We have built a ramp directly to one of the main ore bodies in order to extract the ore daily and load it onto trucks for transport to a processing plant. An initial NI 43-101 report has been completed and concluded that the exploration done by Silver Dragon Mexico during 2006 indicates that the potential resources inferred there justify the cost of further exploration and development. The cost of this report was approximately $25,000.

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

We will follow the exploration program recommended by the NI 43-101 report and revisit the program on a quarterly basis. Currently, surface geochemical sampling and geologic mapping are underway to define drill targets in the southwest of the Puro Curazon working and to the southeast of the La Pina-La Bocona workings. In La Chiva structure in the Puro Corazon workings, work is underway to define grades and tonnages. De-watering of the lower levels of both the Puro Corazon and La Bocona mines and rehabilitation of old workings have been completed.

We expect the cost of exploration activities, mine development and administration costs in Mexico over the next 12 months to be approximately $2,400,000, and the work would be contingent on a successful financing.

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

Our agreement with Jaime Muguiro Pena required us to make a $450,000 payment along with 450,000 common shares in 2006. Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing along with 2,000,000 common shares in 2006, further payments of $100,000 on September 11, 2006, and March 14, 2007, as well as one final payment of $100,000 which was due on March 14, 2008 and still outstanding at May 20, 2008.  We estimate that we will need to raise approximately $2,400,000 to meet our obligations under the Cerro las Minitas agreements, as well as to continue with the exploration and mining of the properties throughout 2008. In addition, we will require an additional $2,000,000 should we choose to exercise the option to purchase the mining concession from Silvia Villasenor Haro within 3 years of the closing, or $3,000,000 within 5 years of the closing. We currently do not have arrangements in place to raise the capital to fund these obligations.

Our agreement with Sino Silver and Sino-Top required us to make a $150,000 payment on closing, with a further payment of $100,000 made on May 20, 2006, and a balance of $400,000, which was paid, and the 2,000,000 common shares held in escrow were released, on November 7, 2006 when we received approval to the transaction by authorities in China. We have advanced a total of $6,131,052 to Sino Top to date for further exploration of the mining properties. We estimate that we will require a minimum of $3,600,000 for exploration and mining through the end of 2008.

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

Employees and Employment Agreements

We currently have three employees in Mexico.

In China we have one employee serving as administrative staff member in our Beijing representative office. We pay him $2,500 per month.

Other than the foregoing, our employees are Marc Hazout Director, and Colin Sutherland, our Chief Financial Officer, interim Chief Executive officer and Director. In addition, we have two consultants working in our head office in Toronto, an information technology and investor relations manager and a Corporate Controller, being paid collectively a total of $8,000 per month.

On November 15, 2005, we entered into an Employment Agreement with Marc Hazout. The Employment Agreement provides that Mr. Hazout shall be employed by us for a term of five years, and is entitled to a base salary of $288,000 per year. He received 1,000,000 restricted common shares as a signing bonus and in consideration of his facilitation of the transactions with Linear Gold Corp. Further, he is entitled to eight weeks paid holiday and fourteen (14) personal days, sick leave, medical and group insurance, participation in our pension or profit sharing plans, and a car allowance of up to $3,000 per month. In the event we terminate the Employment Agreement without cause, he will be entitled to severance equal to 100% of his remaining base salary under the Employment Agreement, plus an amount equal to 100% of the base salary plus full medical coverage for 12 months following the termination date. The Employment Agreement contains provisions prohibiting him from competing with us or soliciting customers or employees from us for a period of one year following the termination of his employment.  On March 31, 2008, the Company signed an Amended Employment agreement which states that Mr. Hazout will be paid $15,000 per month commencing on June 1, 2008.  The contract is for one year, and in the event of a successful financing up to $3,000,000, the contract is renewable for an additional two years.

On August 15, 2007, we entered into an Employment Agreement with Colin Sutherland for the position of Chief Financial Officer. The Employment Agreement provides that Mr. Sutherland shall be employed by us for a term of three years, and is entitled to a base salary of CAD$6,000 per month. During his tenure as CEO, he will be paid $12,000 per month.  He received 500,000 restricted common shares as a signing bonus and has received options to purchase 500,000 common shares at a price of $0.945 per share for a period of three years. The position is part-time, as Mr. Sutherland is also president and director of Nayarit Gold Inc. In the event we terminate the Employment Agreement without cause, he will be entitled to notice of 4 weeks during the first year of the term, 8 weeks during the second year of the term or 12 weeks during the third year of the term, or the applicable severance pay in lieu of the above.

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

The Company does not have sufficient funds to meet existing obligations.  We will need additional funding, either through equity or debt financings or partnering arrangements, that could negatively affect us and our stock price.

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $6 million over the next 12 months to fund our anticipated capital requirements and our obligations under the agreements for the concessions in Cerro las Minitas, Mexico and the agreement with Sino-Top. Our agreement with Jaime Muguiro Pena required us to make a $100,000 payment on closing, with further payments totaling $350,000 made during 2006, along with 450,000 restricted common shares. Our agreement with Ramon Tomas Davila Flores required us to make a payment of closing at $245,000 along with 110,000 restricted common shares. Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing along with 2,000,000 restricted common shares; further payments of $100,000 were paid on September 11, 2006 and March 14, 2007, $100,000 was due on March 14, 2008 and remains payable at May 20, 2008. We estimate that we will need to raise approximately $2,400,000 to meet our obligations under the Cerro las Minitas agreements, as well as to continue with the exploration and mining of the properties throughout 2008. Our agreement with Silvia Villasenor Haro, the owner of Puro Corazon, required us to make payments of $50,000 at closing. In addition, we will require an additional $2,000,000 should we choose to exercise the option to purchase the mining concession from Silvia Villasenor Haro within 3 years of the closing or $3,000,000 within 5 years of the closing. We currently do not have arrangements in place to raise the capital to fund these obligations. All payments in Mexico were and are subject to Value Added Tax (V.A.T.) for which we are entitled to be refunded as a non-Mexican entity.

We have invested approximately $6,131,052 into Sino-Top to date, and intend to invest approximately $6,600,000 into Sino-Top in 2008 towards exploration and property maintenance on the nine properties in the portfolio, with emphasis on bringing the Erbaohuo silver mine into production in 2008, and conducting a Canadian National Instrument 43-101 conversion program on the balance of the eight properties. We currently have a NI 43-101 report for the Erbaohuo property. We currently do not have arrangements in place to raise the capital to fund these obligations.

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

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of approximately $10,498,500 and $1,273,191 respectively, for the fiscal year ended December 31, 2007 and the three month period ending March 31, 2008. We have accumulated losses since inception of approximately $23,586,304. We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever. If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

Because our management does not have technical training or experience in exploring for, starting and operating an exploration program, we will have to hire personnel to conduct these efforts. If we can not effectively supervise or retain such personnel, we may have to suspend or cease operations, which will result in the loss of your investment.

Because our management is inexperienced with exploring for, starting and operating an exploration program, we hired new employees and contractors to perform surveying, exploration and excavation of mineral claims that we may acquire. Other than our Interim CEO and Chief Financial Officer, Colin Sutherland, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management must rely on the personnel it has hired or retained to assist them in making critical engineering and business decisions. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry if our management is unable to supervise and retain qualified personnel to carry out these tasks. As a result we may have to suspend or cease operations, which will result in the loss of your investment.

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

A Director controls a significant percentage of our common stock.

As of May 20, 2008, Marc Hazout, a Director, owned beneficially approximately 26% of our outstanding common stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

As of May 20, 2008, the number of shares in the public float on the Over-The-Counter Bulletin Board in the U.S. is approximately 72,099,321. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability of a large number of shares.

The price of our common stock is volatile, which may cause investment losses for our shareholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.14 to a high of $2.00 on the Over-The-Counter Bulletin Board. The trading price of our common stock on the Over-The-Counter Bulletin Board is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management's attention and resources.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and March 31, 2008

Net sales were $NIL for both the quarters ended March 31, 2008 and March 31, 2007 as there was no production at any of the mining properties.

Total operating expenses for the Company were $1,273,191 (March 31, 2007: $2,543,636). There were decreases in exploration expenditures and decreases in General and Administrative expenses due to the Company's need to obtain financing. The overall expenditures decreased compared to 2007 as a result of insufficient funding, consequently impairing the Company's ability to spend funding on Advertising and Promotion similar to those levels in 2007.

Net loss for the quarter ended March 31, 2008 was $1,273,191, compared to a net loss of $2,538,685 for the similar period in 2007. The principal reason for this is the impact of the factors discussed above.

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

GOING CONCERN

As of March 31, 2008 the Company had an accumulated deficit of $23,586,304. The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

ITEM 3. CONTROLS AND PROCEDURES

The Company is taking actions to prevent the recurrence of significant deficiencies and material weaknesses in the future, including hiring a Chief Financial Officer in August, 2007 and a Corporate Controller in to oversee the financial operations of the Company. In addition, three new additional members have been appointed to the Board of Directors. Under the supervision and with the participation of our management, including our Interim Chief Executive Office and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of March 31, 2008 (the "Evaluation Date"). Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

Except as discussed above, there has been no change in the Company's internal control over financial reporting during the Company's fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2008 the Company closed a private placement totaling 120,000 units at $0.50 per unit for gross proceeds of $60,000. Each unit consists of one common share and one one-half $0.60 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement

In April 2008 the Company closed private placements totaling 900,000 units at $0.25 per unit for gross proceeds of $225,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

On April 18, 2008, the Company issued 1,200,000 units in the capital of the Company to a company controlled by a director as consideration for the conversion of loans payable in the amount of $300,000. Each $0.25 unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from April 18, 2008.

On May 6, 2008 the Company closed a private placement totaling 250,000 units at $0.20 per unit for gross proceeds of $50,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

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

The funds received from the above-mentioned private placements were used to meet the financial requirements to pay legal, accounting and administrative expenses.

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

SILVER DRAGON RESOURCES INC.

Date: May 20th, 2008	/s/ Marc Hazout
By: Marc Hazout, President and Chief Executive Officer

/s/ Colin Sutherland
By: Colin Sutherland, Chief Financial Officer