Form 10-Q
period 2008-06-30
Silver Dragon Resources Inc.
filed 2008-08-13
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

or

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

Yes ☐       No ☐

APPLICABLE TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 76,036,821 shares of its Common Stock, $0.0001 par value, as of August 12, 2008.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2008 and 2007

(UNAUDITED)

CONTENTS

Condensed Consolidated Balance Sheets as at June 30, 2008 and December 31, 2007	1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six-Month PeriodsEnded
June 30, 2008 and 2007, and Cumulative for the Period from June 15, 1996, [Date of Inception] Through to June
30, 2008	2-3

Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2008 and 2007, and
Cumulative for the Period from June 15, 1996, [Date of Inception] Through to June 30, 2008	4-5

Notes to the Condensed Consolidated Financial Statements	6-13

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$100,391	$193,138
Other receivables, net (note 5)	25,571	104,217
Current portion of deferred expenses	871,737	1,394,690
Total Current Assets	997,699	1,692,045

Restricted Cash (note 6)	44,074	41,217
Deferred Expenses	177,187	548,435
Plant and Equipment, net (note 7)	845,088	813,958
Mineral Rights (note 8)	9,176,897	9,076,897
Deferred Offering Cost	-	25,219

Total Assets	$11,240,945	$12,197,771

LIABILITIES
Current Liabilities
Bank indebtedness	$43,510	$-
Accounts payable	1,591,002	1,258,623
Accrued liabilities	205,634	244,421
Loans payable (note 9)	260,000	250,000
Due to related parties (note 10)	248,055	471,625
Security deposits (note 11)	1,166,552	-
Total Liabilities	3,514,753	2,224,669

Minority Interest	-	-
Commitments and Contingencies (note 14)

STOCKHOLDERS' EQUITY
Capital Stock (note 12)

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized 72,986,821 shares issued and
outstanding (2007 – 69,545,988 issued and outstanding)	7,299	6,955

Additional Paid-in Capital (note 12)	33,141,556	32,183,963
Stock Subscriptions	(117,500)	115,000
Deficit Accumulated During the Exploration Stage	(25,302,168)	(22,313,113)
Accumulated Comprehensive Loss	(2,995)	(19,703)
Stockholders' Equity	7,726,192	9,973,102

Total Liabilities and Stockholders' Equity	$11,240,945	$12,197,771

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six-Month Periods Ended June 30, 2008 and 2007, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through June 30, 2008
(Unaudited)

					For the period from
					June 15, 1996
	For the three-month periods ended		For the six-month periods ended		[date of inception]
	June 30	June 30	June 30	June 30	through June 30,
	2008	2007	2008	2007	2008

Revenues	$ -	$ -	$ -	$ -	$ 64,888

Cost of Revenues	-	-	-	-	74,482

Gross Loss	-	-	-	-	(9,594)

Operating Expenses

General and administrative	893,297	1,086,109	1,961,608	3,027,714	18,300,384
Exploration	822,567	965,925	1,027,447	1,567,956	6,267,124
Development (non-mining)	-	-	-	-	60,000
Total Operating Expenses	1,715,864	2,052,034	2,989,055	4,595,670	24,627,508

Loss From Continuing Operations	(1,715,864)	(2,052,034)	(2,989,055)	(4,595,670)	(24,637,102)

Other Income (Expenses)
Interest expense	-	-	-	-	(36,517)
Interest income – related
parties	-	-	-	-	15,905
Interest expense - related
parties	-	-	-	-	(24,346)
Settlement with Cyper
Entertainment, Inc.	-	-	-	-	(80,000)
Loss on disposal of asset	-	-	-	-	(15,371)
Loss on investment	-	-	-	-	(61,240)
Loss on sale of marketable
securities	-	-	-	-	(389,365)
Other income (expense)	-	1,041	-	1,751	(24,398)

Total Other Income (Expenses)	-	1,041	-	1,751	(615,332)

Net Loss Before Income Tax	$ (1,715,864)	$ (2,050,993)	$ (2,989,055)	$ (4,593,919)	$ (25,252,434)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six-Month Periods Ended June 30, 2008 and 2007, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through June 30, 2008 (cont'd)
(Unaudited)

					For the period
					from
					June 15, 1996

	For the three-month periods ended		For the six-month periods ended		[date of inception]

	June 30	June 30	June 30	June 30	through June 30,
	2008	2007	2008	2007	2008

Net Loss Before Income Tax (carried forward)	$ (1,715,864)	$ (2,050,993)	$ (2,989,055)	$ (4,593,919)	$ (25,252,434)

Provision for Income Taxes
Current	-	-	-	-	-
Deferred	-	-	-	-	-

Net Loss From Continuing Operations, After
Tax	(1,715,864)	(2,050,993)	(2,989,055)	(4,593,919)	(25,252,434)

Minority Interest	-	-	-	4,241	253,021

Loss From Discontinued Operations
Loss from discontinued operations (net of tax)	-	-	-	-	(302,755)

Net Loss From Discontinued Operations	-	-	-	-	(302,755)

Net Loss	(1,715,864)	(2,050,993)	(2,989,055)	(4,589,678)	(25,302,168)

Foreign exchange adjustment	(35,466)	(67,423)	16,708	(42,158)	(2,995)

Comprehensive Loss	$ (1,751,330)	$ (2,118,416)	$ (2,972,347)	$ (4,631,836)	$ (25,305,163)

Net loss per common share – basic and
diluted	$ (0.02)	$ (0.03)	$ (0.04)	$ (0.07)

Net loss on continuing operations per
common share – basic and diluted	$ (0.02)	$ (0.03)	$ (0.04)	$ (0.07)

Weighted average number of common shares
outstanding – basic and diluted	72,216,675	62,479,466	70,969,519	62,479,466

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Six-Month Periods Ended June 30, 2008 and 2007, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through June 30, 2008
(Unaudited)

			For the period
			from June 15, 1996
			[date of inception]
	June 30	June 30	through June 30,
	2008	2007	2008

Cash Flows from Operating Activities
Net loss from continuing operations	$(2,989,055)	$(4,589,678)	$(25,302,168)
Net loss from discontinued operations	-	-	302,755
Net loss	(2,989,055)	(4,589,678)	(24,999,413)
Adjustments for:
Depreciation	90,831	39,341	262,733
Settlement of debt, net	-	-	(19,052)
Shares issued for services	871,701	257,886	6,681,718
Warrants and options issued for services	52,000	-	1,792,727
Minority interest	-	(4,241)	(253,021)
Settlement of Cyper reverse acquisition	-		80,000
Write-down of assets	-	-	42,253
Write-down of inventory	-	-	19,169
Impairment of investment	-	-	61,240

Changes in non-cash working capital:
Other receivables	49,944	135,595	(69,662)
Deferred expenses	-	284,902	(126,412)
Accounts payable	147,572	1,045,462	1,499,965
Accrued liabilities	(24,631)	(424,807)	188,955
Accrued officer compensation	-	-	709,500
Inventories	-	-	(28,510)
Net Cash Used in Operating Activities	(1,801,638)	(3,255,540)	(14,157,810)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Six-Month Periods Ended June 30, 2008 and 2007, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through June 30, 2008 (cont'd)
(Unaudited)

			For the period
			from June 15, 1996
			[date of inception]
	June 30	June 30	through June 30,
	2008	2007	2008

Cash Flows from Investing Activities
Investments in mineral rights	-	(100,000)	(1,554,877)
Acquisition of plant and equipment	(5,900)	(173,340)	(977,928)
Investment in other	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Net Cash Used in Investing Activities	(5,900)	(273,340)	(2,553,526)

Cash Flows from Financing Activities
Proceeds from issuance of common stock & warrants	402,500	495,897	14,871,016
Share issuance costs	(6,563)	-	(116,563)
Purchase of treasury shares	-	-	(392,830)
Deferred offering costs	25,219	-	-
Related party advances	415,177	140,007	895,988
Repayments of related party advances	(338,747)	-	(477,824)
Loans received	10,000	-	260,000
Security deposits received	1,166,552	-	1,166,552
Restricted cash	(2,857)	-	(44,074)
Minority interest	-	-	253,021
Payment of notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	200,000	(21,507)
Advances payable related party	-	37,771	245,649
Bank indebtedness	43,510	-	43,970
Proceeds from subscriptions receivables, net	-	-	124,748
Net Cash Provided by Financing Activities	1,714,791	873,765	16,811,727

Change in Cash and Cash Equivalents	(92,747)	(2,655,115)	100,391

Cash and Cash Equivalents - beginning of period	193,138	2,920,592	-

Cash and Cash Equivalents - end of period	$ 100,391	$ 265,477	$ 100,391

Represented by:
Cash	$ 100,391	$ 265,477	$ 100,391
Cash equivalents	-	-	-
	$ 100,391	$ 265,477	$ 100,391

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2008 and 2007
(Unaudited)

1. Nature of Business and Basis of Presentation

Silver Dragon Resources Inc. ("SDR") a Delaware corporation, was incorporated on May 9, 1996. SDR is headquartered in Ontario, Canada and operates primarily in Mexico and China. On June 15, 1996, SDR acquired all of the outstanding stock of California Electric Automobile Co., Inc. ("CEAC"), a California corporation incorporated on November 14, 1995.

SDR and its subsidiaries (the "Company") are in the exploration stage as defined by Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No.7. "Accounting and Reporting For Development Stage Enterprises." As of June 30, 2008, the Company has generated minimal sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

The Company's mission is to acquire and develop a portfolio of silver properties in proven silver districts globally.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2008. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2007.

2. Going Concern and Exploration Stage Activities

The accompanying condensed consolidated financial statements have been prepared in accordance with US GAAP with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $2,989,055 for the six months ended June 30, 2008 (2007 – $4,589,678) and has accumulated losses since inception of $25,302,168. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its product to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further exploration of its products and services. The Company is currently in discussions with several parties in an attempt to raise debt and/or equity to increase general working capital, finance existing obligations, and fund future exploration programs. There can be no assurance the Company can successfully raise monies, and these matters raise some doubt about the Company's ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Recent Accounting Pronouncements

In May 2007, the FASB issued FSP FIN 46(R), "Application of FASB Interpretation No. 46(R) to Investment Companies" ("FSP FIN 46(R)-7"). FSP FIN 46(R)-7 addresses the application of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", by an entity that accounts for its investments in accordance with the specialized accounting guidance in the Audit and Accounting Guide for Investment Companies ("Guide"). The effective date for FSP FIN 46(R)-7 is the date that an entity initially adopts Statement of Position ("SOP") 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies" ("SOP 07-1"). The Company is currently assessing the potential impact of implementing this standard.

In April 2008, FASB issued FASB Staff Position SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS No. 142-3"). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), "Business Combinations" and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is assessing the potential impact that the adoption of SFAS142-3 could have on its financial position or results of operations.

In May, 2008, FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2008 and 2007
(Unaudited)

3. Recent Accounting Pronouncements (cont'd)

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In June 2008, FASB issued FSP EITF Issue 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, "Earnings per Share". FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

4. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Cash and cash equivalents, restricted cash (level 1), other receivables, accounts payable, accrued liabilities, bank indebtedness, loans payable, security deposits, and due to related parties (level 2) are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

5. Other Receivables

Other receivables are net of an allowance for doubtful accounts of $264,315 (2007 - $254,436). The allowance for doubtful accounts was determined based on management's best estimate of the collectability of the receivables.

6. Restricted Cash

Restricted cash consists of a mandatory deposit held as security under workers' safety provisions of the People's Republic of China. The Company can withdraw the interest; however the principal will remain on deposit for the duration of the life of the mining property.

7. Plant and Equipment, net

		Accumulated	June 30, 2008	December 31, 2007
	Cost	Depreciation	Net book value	Net book value
Computer hardware	$166,583	$72,590	$93,993	$80,477
Computer software	45,122	-	45,122	45,122
Vehicles	194,469	72,694	121,775	109,334
Office equipment	88,347	17,724	70,623	59,561
Mine equipment	392,425	80,038	312,387	305,701
Buildings	47,293	3,118	44,175	39,303
Leasehold improvements	195,667	38,654	157,013	174,459
	$1,129,906	$195,210	$845,088	$813,958

The Company did not claim any depreciation on the computer software as it has not been placed in service.

8. Mineral Rights

		Cerro Las	Linear
	Sino-Top	Minitas	Gold
	China	Mexico	Mexico	Total

Balance, December 31, 2007	$6,131,052	$2,945,845	$-	$9,076,897
Expenditures during the period	-	100,000	-	100,000
Balance, June 30, 2008	$6,131,052	$3,045,845	$-	$9,176,897

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2008 and 2007
(Unaudited)

8. Mineral Rights (cont'd)

Cerros Las Minitas, Mexico

The consideration payable to Minera Real Victoria, S.A. De C.V. ("Minera") for the assignment of mining and exploration rights consisted of $400,000 and the issuance of 2,000,000 restricted common stock of the Company valued at $1,372,000. In accordance with the terms of the agreement with Minera $200,000 was paid in 2006; $100,000 was due and paid in March 2007; and the final installment of $100,000 was due for payment on March 8, 2008. As of June 30, 2008, the amount due for payment remained outstanding.

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

The Company as of June 30, 2008 has incurred guaranteed minimum commitments in the amount of $77,000 which are included in exploration expenses.

ii)

Silver Dragon Mexico has the option to purchase the Puro Corazon concession and the price shall be $2,000,000 if exercised within 3 years, or $3,000,000 if exercised within 5 years, from March 2, 2006, the date of execution of the agreement of consent to assignment of rights.

9. Loans Payable

The loans payable in the amount of $260,000 (2007 - $250,000) are unsecured, non-interest bearing and due on demand.

10. Related Party Transactions and Balances

Due to related parties consists of the following:

	June 30, 2008	December 31, 2007
Unpaid Remuneration	$81,307	$36,000
Director's Fee	9,000	-
Loans payable	157,748	435,625
Balance	$248,055	$471,625

Loans from directors or companies controlled by directors in the amount of $157,748 (2007 - $435,625) are unsecured, non-interest bearing and have no fixed terms of repayment.

During the six month period ended June 30, 2008, the Company incurred $150,000 (2007 - $162,000) in management fees payable to a company controlled by a director for services rendered other than in his capacity as director.

During the six month period ended June 30, 2008, the Company incurred $69,307 (2007 – $ Nil) in fees payable to a director for services rendered other than in their capacity as director. There also remains $12,000 in fees payable to the director from 2007, for a total of $81,307 in fees payable to the director.

During the six month period ended June 30, 2008, the Company incurred $18,000 (2007 – $ Nil) in fees payable to a director for services rendered in their capacity as a director. Of this amount, $9,000 in fees payable remains to be paid to the director.

11. Security Deposits

The security deposits in the amount of $1,166,552 (2007 - $ Nil) were made by the Exploration Unit of North China Nonferrous Geological Exploration Bureau, also known as Huaguan Industrial Corp. ("HIC") as part of an agreement that was signed by and between the Company and HIC, of which further details can be found in Note 15. The deposits are unsecured, non-interest bearing and have no specified terms of repayment.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2008 and 2007
(Unaudited)

12. Capital Stock Stock

Issuances

				Deficit
	Common Stock			Accumulated
	Number		Additional	During the		Accumulated	Total
	of		Paid-in	Exploration	Stock	Comprehensive	Stockholders
	Shares	Amount	Capital	Stage	Subscriptions	Loss	Equity

Balance, December 31, 2007	69,545,988	$ 6,955	$ 32,183,963	$ (22,313,113)	$ 115,000	$ (19,703)	$ 9,973,102
Shares issued for cash	1,682,500	168	125,490	-		-	125,658
Shares issued for settlement	333,333	33	164,967		(165,000)		-
Shares issued for services	200,000	20	39,980				40,000
Shares issued for compensation	25,000	3	4,998				5,000
Shares issued for settlement of
due to related parties	1,200,000	120	107,880				108,000
Warrants issued for cash	-	-	276,842	-	-	-	276,842
Warrants issued for settlement of
due to related parties	-	-	192,000	-	-	-	192,000
Warrants issued for services	-	-	9,000	-	-	-	9,000
Options issued for services			43,000				43,000
Share issuance costs			(6,563)				(6,563)
Shares to be returned					(67,500)		(67,500)
Other comprehensive loss						(16,708)	(16,708)
Net loss, six month period ended
June 30, 2008				(2,989,055)			(2,989,055)

Balance, June 30, 2008	72,986,821	$ 7,299	$ 33,141,556	$ (25,302,168)	$ (117,500)	$(2,995)	7,726,192

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

On April 1, 2008 the Company requested that 250,000 restricted shares of the Company's stock, that were initially issued on August 17, 2007, be returned and cancelled due to non-performance of contract terms.

On April 18, 2008, the Company issued 1,200,000 units of the capital of the Company to a company controlled by a director as consideration for the conversion of loans payable in the amount of $300,000. Each $0.25 unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from April 18, 2008.

On April 29, 2008 the Company closed a private placement totaling 166,667 units at $0.15 per unit for gross proceeds of $25,000. Each unit consists of one common share and one $0.40 per share purchase warrant and one $0.50 per share purchase warrant exercisable within a one and two year period, respectively, from the date of the closing of the private placement.

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

In May 2008 the Company closed further private placements totaling 112,500 units at $0.20 per unit for gross proceeds of $22,500. Each unit consists of one common share and one $0.40 per share purchase warrant and one $0.50 per share purchase warrant exercisable within a one and two year period, respectively, from the date of the closing of the private placement.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2008 and 2007
(Unaudited)

12. Capital Stock (cont'd)

On June 2, 2008 the Company closed a private placement totaling 133,333 units at $0.15 per unit for gross proceeds of $20,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

On June 2, 2008 the Company issued 150,000 shares of the Company's restricted common stock to a company, pursuant to a consulting services contract dated June 2, 2008, for fair value of $30,000.

On June 19, 2008 the Company issued 50,000 shares of the Company's restricted common stock to an individual, pursuant to an administrative services contract dated June 1, 2008, for fair value of $10,000.

Warrants

As at June 30, 2008, 14,550,667 warrants were outstanding, having an exercise price between $0.40 and $5.00 per share with an average remaining contractual life of 1.66 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2007	14,969,000	$2.98
Issued during the six month period	3,131,667	0.49
Exercised during the six month period	-	-
Forfeitures during the six month period	-	-
Expired during the six month period	(3,550,000)	3.50
Balance, June 30, 2008	14,550,667	$2.22

As at June 30, 2008 the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.40 - $1.00	5,126,667	2.60 years	$0.57
$1.01 - $2.00	5,262,000	1.38 years	$1.79
$2.01 - $5.00	4,162,000	0.86 years	$4.78

During the six month period ended June 30, 2008, 30,000 share purchase warrants, exercisable at a price of $0.60 with a two year period from February 26, 2008 were issued to a consultant to the Company. These warrants were valued at $9,000 using the Black-Scholes model, using key assumptions of volatility of 115.65%, a risk-free interest rate of 2.04%, a term life equivalent to the life of the options, and reinvestment of all dividends in the Company of zero percent.

Warrants were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 115.65% - 125.96%, a risk-free interest rate of 1.84% - 2.51%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company of zero percent.

Options

As at June 30, 2008, 652,000 options were outstanding, having an exercise price between $0.62 and $2.50 per share with an average remaining contractual life of 3.63 years.

		Weighted
	Number of	average exercise
	options	price
Balance, December 31, 2007	552,000	$1.10
Issued during the year	100,000	0.62
Exercised during the year	-	-
Forfeitures during the year	-	-
Expired during the year	-	-
Balance, June 30, 2008	652,000	$1.02

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2008 and 2007
(Unaudited)

12. Capital Stock (cont'd)

As at June 30, 2008 the range of exercise prices of the outstanding options were as follows:

			Weighted
		Average remaining	average exercise
Range of exercise prices	Number of options	contractual life	price
$0.40 - $1.00	600,000	3.87 years	$0.89
$1.01 - $2.00	-	-	-
$2.01 - $5.00	52,000	0.88 years	$2.50

During the six month period ended June 30, 2008, 100,000 stock options, exercisable at a price of $0.62 with a three year period from January 18, 2008 were issued to a consultant to the Company. These options were valued at $43,000 using the Black-Scholes model, using key assumptions of volatility of 117.23%, a risk-free interest rate of 2.39%, a term life equivalent to the life of the options, and reinvestment of all dividends in the Company of zero percent.

13. Consolidated Statements of Cash Flows Supplemental Disclosures

For the six month period ended June 30, 2008, stock-based compensation and the current portion of deferred expenses amounted to $952,034 (2007 - $472,048). These amounts are included in the consolidated financial statements as follows:

	June 30, 2008	June 30, 2007
Statement of operations (current portion of deferred expenses)	$28,333	$214,162
Statement of operations (stock-based compensation expensed)	923,701	257,886
	$952,034	$472,048

For the six month period ended, June 30, 2008, there were no cash payments for income taxes or interest expense (2007 - $ Nil).

14. Commitments and Contingencies

a) On April 1, 2007, the Company entered into a five year lease agreement for office space with an option to renew for an additional five years. The future minimum commitment under the lease obligations for office premises are as follows:

2008	$ 25,155
2009	54,502
2010	55,901
2011	55,901
2012	13,975
$ 205,434

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

b) On December 28, 2007, a subsidiary of the Company entered into an agreement to fund a scientific research project in China for approximately $400,000 payable over a three year period commencing January 1, 2008. Of this amount, at June 30, 2008 $297,838 remains committed and $72,944 remains payable.

c) Under the terms of the agreement with Jaime Muguiro Pena, the Company purchased 100% interest in 10 mining concessions in consideration for $450,000 and the issuance of 450,000 restricted common stock of the Company. The agreement also stipulates that the 450,000 common shares issued under the purchase agreement have a minimum value of $450,000 ($1.00 per share issued), which therefore obligates the Company to compensate for any shortfall in the share price on disposition.

15. Subsequent Events

On July 10, 2008, Alpha Capital Anstalt ("Alpha") and the Company entered into a Settlement Agreement and Release (the "Settlement Agreement") whereby all claims and disputes between the parties relating to the pending litigation were resolved and all agreements between the parties are to terminate - in accordance with the terms of the Settlement Agreement. Additionally, in accordance with the terms of the Settlement Agreement, the Company issued 2,946,734 free trading and 53,266 restricted shares of the Company's stock and paid $100,000 of Alpha's legal fees, which were accrued as at June 30, 2008.

The Company and HIC have signed an equity transfer contract ("Definitive Agreement") outlining three transactions:

1) HIC has acquired 50% of the equity interest in Sino-Top, not including the Erbahuo property, from the Company in exchange for Chinese Yuan ("RMB") 30 million (approximately USD$4.4 million). HIC and the Company hold equity interest of 60% and 40%, respectively, in Sino-Top, whose assets now mainly consist of eight exploration properties. With respect to Erbahuo, the ninth exploration property controlled by Sino-Top, it will be 70% owned by the Company and 30% by HIC. Of the funds to be received, RMB6 million (approximately $875,000) had been advanced to the Company as at June 30, as noted in part of Note 11.

2) A shareholder designated by HIC acquired in a private placement $1 million restricted common shares of the Company at a purchase price of $0.15 per share with no warrants attached. Of the funds to be received, RMB2 million (approximately $292,000) had been advanced to the Company as at June, as noted in part of Note 11.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2008 and 2007
(Unaudited)

15. Subsequent Events (cont'd)

3) Under the terms of the Definitive Agreement, HIC, or an entity designated by HIC, agrees to acquire in a private placement, 30% equity interest in the Company through the purchase of restricted common shares of the Company at a purchase price of $0.25 per share currently totaling $8.1 million based on the 76,021,836 shares currently outstanding and will be restricted from trading said shares for three years. There will be no warrants attached to the private placement and it will be funded upon government approval.

The proceeds will be used to further develop the Company's properties in China and Mexico. All proceeds and expenses from the new venture will be shared between HIC and the Company proportionate to their respective equity interests.

On July 16, 2008 the Company cancelled 150,000 restricted shares of the Company's stock, that were initially issued on June 2, 2008, due to non-performance of contract terms.

On July 23, 2008 the Company issued 200,000 restricted shares of the Company's stock to a director of the Company for services performed as director. The director also received 500,000 options to purchase shares of the Company's stock at a per share purchase price of $0.23.

16. Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

The carrying amount of cash and cash equivalents, restricted cash, other receivables, accounts payable, accrued liabilities, bank indebtedness, loans payable, security deposits, and due to related parties, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Currency Risk

While the reporting currency is the US Dollar ("USD"), 31% and 11% of consolidated costs and expenses for the six month period ended June 30, 2008 are denominated in the RMB and Mexican Peso ("MXN"), respectively. As at June 30, 2008, 3% of the assets and 38% of the liabilities are denominated in RMB and 3% of the assets and 19% of the liabilities are denominated MXN. The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between the USD, RMB and the MXN.

The Company has not entered into any hedging transactions in an effort to reduce the exposure to currency risk.

17. Segmented Information

As at June 30, 2008	Corporate	China	Mexico	Total

Mineral Rights	$-	$6,131,052	$3,045,845	$9,176,897

Total Assets	$1,341,909	$6,475,487	$3,423,549	$11,240,945

Six-Month Period Ended June 30, 2008	Corporate	China	Mexico	Total

Revenues	$-	$-	$-	$-

Depreciation	$25,466	$24,140	$40,728	$90,831

Net Loss Before Income Tax	$(1,797,162)	$(886,073)	$(305,820)	$(2,989,055)

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2008 and 2007
(Unaudited)

17. Segmented Information (cont'd)

As at December 31, 2007	Corporate	China	Mexico	Total

Mineral Rights	$-	$6,131,052	$2,945,845	$9,076,897

Total Assets	$2,299,386	$6,571,700	$3,386,685	$12,197,771

Six-Month Period Ended June 30, 2007	Corporate	China	Mexico	Total

Revenues	$-	$-	$-	$-

Depreciation	$9,186	$21,530	$8,625	$39,341

Net Loss Before Income Tax	$(2,979,534)	$(336,842)	$(1,273,302)	$(4,589,678)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN FORWARD-LOOKING INFORMATION

Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein. The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10-KSB.

Plan of Operation (all figures stated in US Dollars unless otherwise stated)

Overview.

Our primary objective is to explore for silver minerals and, if warranted, to develop those existing mineral properties. Our secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance our exploration and development through equity financing, by way of joint venture or option agreements or through a combination of both.  The Company announced changes to the Management team recently, and has two primary objectives right now.  One is to build a layer of management with mining experience and the other is monetizing some of its assets in order to augment its cash flow and ensure increased value.

Plans for the Year 2008.

China

Our properties in China continue to be drilled and tunneled.  A test operation will be commenced to provide basic data on design, ore dressing and business profits to be used in planning for future large-scale production. Geologic mapping, trenching and drilling work is underway for five of the properties known as Dadi, Saihanaobao, Zhuanxinhu Laopandao and Liangdi. The initial NI 43-101 report on the Erbaohuo property was released on July 17, 2007 the second NI 43-101 commissioned on the Laopandao is expected in the fourth quarter with a third NI 43-101 commissioned on Liangdi expected shortly after our exploration season ends in November.

The NI 43-101 report recommends additional work in the areas of QA, QC, sampling, survey drill hole recovery and additional sample data for both more reliable interpretation and interpolation. The report recommends that the work be carried out in two phases but that the Phase 2 exploration work not be contingent on the results of Phase 1. However Phase 2 will not commence until Phase 1 is completed. The results of Phase 1 will assist the planning of Phase 2 exploration.

Phase 1

Compile all existing geophysical surveys and extend an induced polarization survey over the concession area, replacing any lines from historical exploration that have any doubt. Compile all available data.

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

Management has decided to discontinue it's consideration of the acquisition from Hubei Silver and Cistex of a 60% equity interest in Hubei Silver which holds the exploration and mining rights to the Hubei Silver Mine located in Zhushan County, Shiyan City, Hubei Province, China due to the inability of Hubei Silver to deliver the requisite information necessary for us to conduct our due diligence and confirm the value of Hubei Silver.

Mexico

Our mining and exploitation activities in Mexico are in the exploration stage. We continue exploring the concessions through tunneling, trenching and drifting upon. Our objective is to find new ore bodies and expand the resource of the existing ore bodies. There are currently seven mining shafts, which were used to extract underground ore in the past. We have built a ramp directly to one of the main ore bodies in order to extract the ore daily and load it onto trucks for transport to a processing plant. An initial NI 43-101 report has been completed and concluded that the exploration done by Silver Dragon Mexico during 2006 indicates that the potential resources inferred there justify the cost of further exploration and development. The cost of this report was approximately $25,000.

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

3.     To define and develop the inferred oxide resources that has been identified on the property, including drilling, trenching and preliminary metallurgical tests. Oxide resources already identified on the property offer the best potential for near-term, low-cost production from the project and justify this expenditure.

4.     To define and further develop the carbonate replacement Ag-Pb-Zn mineralization that was discovered west of the Puro Corazón mine in 2006. The exploration model suggests that carbonate replacement deposits at Cerro Las Minitas may offer the greatest long-term production potential on the property and justifies this investigation.

We will follow the exploration program recommended by the NI 43-101 report and revisit the program on a quarterly basis. Currently, surface geochemical sampling and geologic mapping are underway to define drill targets in the southwest of the Puro Curazon working and to the southeast of the La Pina-La Bocona workings. In La Chiva structure in the Puro Corazon workings, work is underway to define grades and tonnages.  Vector Engineering has been commissioned again to update the existing NI 43-101and is expected to be completed before year end.

We expect the cost of exploration activities, mine development and administration costs in Mexico over the next 12 months to be financed by the sale or processing of ore either by toll milling or the acquisition of a mill.

Cash Requirements.

We estimate that approximately $4 million over the next 12 months will be required to fund our anticipated capital requirements and our obligations under the agreements for the concessions in Cerro las Minitas, Mexico and the agreement with Sino-Top, as well as the costs of exploration, mine development and administration. This will be funded from the funds received from our sale of 50% equity interest in Sino-top Resources and Technologies Inc,

Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing along with 2,000,000 common shares in 2006, further payments of $100,000 on September 11, 2006, and March 14, 2007, as well as one final payment of $100,000 which was due on March 14, 2008 and still outstanding at August 12, 2008. In addition, we will require additional funds should we choose to purchase the mining concession from Silvia Villasenor Haro.

We have historically satisfied our working capital requirements through the private issuances of equity securities as well as advances from related parties.  We will satisfy our capital requirements from the funds received from our sale of 50% equity interest in Sino-top Resources and Technologies Inc,

Off Balance Sheet Arrangements

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

In China we have one employee serving as administrative staff member in our Beijing representative office and one consultant and director. We pay both employee and consultant $3,000 per month each.

Other than the foregoing, we employ Marc Hazout as President and CEO. In addition, we have two consultants working in our head office in Toronto, an information technology and investor relations manager and a Corporate Controller, being paid collectively a total of $8,000 per month.

Intellectual Property

We have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts that management believes have any value.

Risk Factors

You should consider each of the following risk factors and any other information set forth in this Form 10-Q and the other Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company's business and financial condition, results or prospects could be harmed.

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

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we will require approximately $4 million over the next 12 months to fund our anticipated capital requirements and our obligations under the agreements for the concessions in Cerro las Minitas, Mexico and the agreement with Sino-Top. Our agreement with Jaime Muguiro Pena required us to make a $100,000 payment on closing, with further payments totaling $350,000 made during 2006, along with 450,000 restricted common shares. Our agreement with Ramon Tomas Davila Flores required us to make a payment of closing at $245,000 along with 110,000 restricted common shares. Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing along with 2,000,000 restricted common shares; further payments of $100,000 were paid on September 11, 2006 and March 14, 2007, $100,000 was due on March 14, 2008 and remains payable at August 12, 2008. All payments in Mexico were and are subject to Value Added Tax (V.A.T.) for which we are entitled to be refunded as a non-Mexican entity.

We have invested approximately $6,131,052 into Sino-Top to date, and intend to invest approximately $2,000,000 into Sino-Top in 2008 towards exploration and property maintenance on the nine properties in the portfolio, with emphasis on bringing the Erbaohuo silver mine into production in 2009, and conducting a Canadian National Instrument (“NI”) 43-101 conversion program on the balance of the eight properties. We currently have a NI 43-101 report for the Erbaohuo property. The second NI 43-101 commissioned on the Laopandao is expected in the fourth quarter with a third NI 43-101 commissioned on Liangdi expected shortly after our exploration season ends in November.

We have historically satisfied our working capital requirements through the private issuances of equity securities and from related parties.  We will satisfy our capital requirements from the funds received from our sale of 50% equity interest in Sino-top Resources and Technologies Inc.

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

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of approximately $10,498,500 and $2,989,055 respectively, for the fiscal year ended December 31, 2007 and the six month period ending June 30, 2008. We have accumulated losses since inception of approximately $25,302,168. We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever. If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

Because our management does not have technical training or experience in exploring for, starting and operating an exploration program, we will have to hire personnel to conduct these efforts. If we can not effectively supervise or retain such personnel, we may have to suspend or cease operations, which will result in the loss of your investment.

Because our management is inexperienced with exploring for, starting and operating an exploration program, we hired new employees and contractors to perform surveying, exploration and excavation of mineral claims that we may acquire. Other than our Independent Director, Colin Sutherland, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management must rely on the personnel it has hired or retained to assist them in making critical engineering and business decisions. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry if our management is unable to supervise and retain qualified personnel to carry out these tasks. As a result we may have to suspend or cease operations, which will result in the loss of your investment.

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

Because we have limited capital, we may have to limit our exploration activity, which may result in a loss of your investment.

Because we have limited capital, we must limit our exploration activity. As such, we may not be able to complete an exploration program that is as thorough as the one that we currently anticipate on conducting. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues, in which case, you will lose your investment.

Pursuant to Section 404 Of The Sarbanes-Oxley Act Of 2002 ("Section 404"), we will be required, beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007, to include in our annual reports, our management's report on internal control over financial reporting and for the fiscal year ending December 31, 2008, the registered public accounting firm's attestation report on our management's assessment of our internal control over financial reporting.

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

As of August 12, 2008, Marc Hazout, a Director, owned beneficially approximately 24% of our outstanding common stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

As of August 12, 2008, the number of shares in the public float on the Over-The-Counter Bulletin Board in the U.S. is approximately 76,036,821. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability of a large number of shares.

The price of our common stock is volatile, which may cause investment losses for our shareholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.12 to a high of $1.05 on the Over-The-Counter Bulletin Board. The trading price of our common stock on the Over-The-Counter Bulletin Board is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management's attention and resources.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2007 and June 30, 2008

Net sales were $NIL for both the quarters ended June 30, 2008 and June 30, 2007 as there was no production at any of the mining properties.

Total operating expenses for the Company were $2,989,055 (June 30, 2007: $4,595,670). There were decreases in exploration expenditures and decreases in General and Administrative expenses due to the Company's need to obtain financing. The overall expenditures decreased compared to 2007 as a result of insufficient funding, consequently impairing the Company's ability to spend funding on Advertising and Promotion similar to those levels in 2007.

Net loss for the quarter ended June 30, 2008 was $2,989,055, compared to a net loss of $4,589,678 for the similar period in 2007. The principal reason for this is the impact of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company will need additional capital in order to finance its obligations to Sanhe Sino-Top Resources and Technologies Ltd., and the acquired properties in Cerro Las Minitas, Mexico, as well as to continue its attempt to acquire viable businesses and properties and to finance the administrative costs including but not limited to legal and accounting fees.

GOING CONCERN

As of June 30, 2008 the Company had an accumulated deficit of $25,302,168. The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

ITEM 3. CONTROLS AND PROCEDURES

The Company is taking actions to prevent the recurrence of significant deficiencies and material weaknesses in the future, including hiring a Chief Financial Officer and a Chief operating Officer to oversee the financial operations of the Company. In addition, one new additional member has been appointed to the Board of Directors. Under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of June 30, 2008 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Corporate Controller concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

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

On April 1, 2008 the Company requested that 250,000 restricted shares of the Company's stock, that were initially issued on August 17, 2007, be returned and cancelled due to non-performance of contract terms.

On April 18, 2008, the Company issued 1,200,000 units in the capital of the Company to a company controlled by a director as consideration for the conversion of loans payable in the amount of $300,000. Each $0.25 unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from April 18, 2008.

On April 29, 2008 the Company closed a private placement totaling 166,667 units at $0.15 per unit for gross proceeds of $25,000. Each unit consists of one common share and one $0.40 per share purchase warrant and one $0.50 per share purchase warrant exercisable within a one and two year period, respectively, from the date of the closing of the private placement.

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

In May 2008 the Company closed further private placements totaling 112,500 units at $0.20 per unit for gross proceeds of $22,500. Each unit consists of one common share and one $0.40 per share purchase warrant and one $0.50 per share purchase warrant exercisable within a one and two year period, respectively, from the date of the closing of the private placement.

On June 2, 2008 the Company closed a private placement totaling 133,333 units at $0.15 per unit for gross proceeds of $20,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

On June 2, 2008 the Company issued 150,000 shares of the Company's restricted common stock to a company, pursuant to a consulting services contract dated June 2, 2008, for fair value of $30,000.

On June 19, 2008 the Company issued 50,000 shares of the Company's restricted common stock to an individual, pursuant to an administrative services contract dated June 1, 2008, for fair value of $10,000.

On July 10, 2008 the Company issued 2,946,734 free trading and 53,266 restricted shares of the Company's stock, pursuant to a settlement agreement.

On July 16, 2008 the Company cancelled 150,000 restricted shares of the Company's stock, that were initially issued on June 2, 2008, due to non-performance of contract terms.

On July 23, 2008 the Company issued 200,000 restricted shares of the Company's stock to a Director of the Company. The Director also received 500,000 options to purchase shares of the Company's stock at a per share purchase price of $0.23.

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

SILVER DRAGON RESOURCES INC.

Date: August 12th, 2008	/s/ Marc Hazout
By: Marc Hazout, Chief Executive Officer