Form 10-Q
period 2008-09-30
Silver Dragon Resources Inc.
filed 2008-11-10
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

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

Yes ☐       No ☐

APPLICABLE TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 83,353,488 shares of its Common Stock, $0.0001 par value, as of November 7, 2008.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 and 2007

(UNAUDITED)

CONTENTS

Condensed Consolidated Balance Sheets as at September 30, 2008 and December 31, 2007	1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine-Month Periods Ended September 30, 2008 and 2007, and Cumulative for the Period from June 15, 1996, [Date of Inception] Through September 30, 2008

2-3

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2008 and 2007, and Cumulative for the Period from June 15, 1996, [Date of Inception] Through September 30, 2008

4-5

Notes to the Condensed Consolidated Financial Statements	6-13

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$3,067,883	193,138
Other receivables, net (note 5)	9,849	104,217
Current portion of deferred expenses	856,944	1,394,690
Total Current Assets	3,934,676	1,692,045

Restricted Cash (note 6)	44,205	41,217
Deferred Expenses	216,177	548,435
Plant and Equipment, net (note 7)	765,217	813,958
Mineral Rights (note 8)	9,176,897	9,076,897
Deferred Offering Cost	-	25,219

Total Assets	$14,137,172	12,197,771

LIABILITIES
Current Liabilities
Accounts payable	1,210,632	1,258,623
Accrued liabilities	31,881	244,421
Loans payable	-	250,000
Due to related parties (note 9)	46,157	471,625
Security deposits (note 10)	5,238,299	-
Total Liabilities	6,526,969	2,224,669

Minority Interest	-	-
Commitments and Contingencies (note 13)

STOCKHOLDERS' EQUITY
Capital Stock (note 11)

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized 83,353,488 shares issued and
outstanding (2007 – 69,545,988 issued and outstanding)	8,336	6,955

Additional Paid-in Capital (note 11)	34,624,403	32,183,963
Stock Subscriptions	(117,500)	115,000
Deficit Accumulated During the Exploration Stage	(26,877,242)	(22,313,113)
Accumulated Comprehensive Loss	(27,794)	(19,703)
Stockholders' Equity	7,610,203	9,973,102

Total Liabilities and Stockholders' Equity	$14,137,172	12,197,771

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine-Month Periods Ended September 30, 2008 and 2007, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through September 30, 2008
(Unaudited)

					For the period from
					June 15, 1996
	For the three-month periods ended		For the nine-month periods ended		[date of inception]
	September 30	September 30	September 30	September 30	through Sept 30,
	2008	2007	2008	2007	2008

Revenues	$-	$-	$-	$-	$64,888

Cost of Revenues	-	-	-	-	74,482

Gross Loss	-	-	-	-	(9,594)

Operating Expenses

General and administrative	1,124,491	2,712,921	3,086,099	5,740,635	19,424,875
Exploration	450,583	1,239,597	1,478,030	2,807,553	6,717,707
Development (non-mining)	-	-	-	-	60,000
Total Operating Expenses	1,575,074	3,952,518	4,564,129	8,548,188	26,202,582

Loss From Continuing Operations	(1,575,074)	(3,952,518)	(4,564,129)	(8,548,188)	(26,212,176)

Other Income (Expenses)
Interest expense	-	(7,196)	-	(7,196)	(36,517)
Interest income – related
parties	-	-	-	-	15,905
Interest expense - related
parties	-	-	-	-	(24,346)
Settlement with Cyper
Entertainment, Inc.	-	-	-	-	(80,000)
Loss on disposal of asset	-	-	-	-	(15,371)
Loss on investment	-	-	-	-	(61,240)
Loss on sale of marketable
securities	-	-	-	-	(389,365)
Other income (expense)	-	(1,751)	-	-	(24,398)

Total Other Income (Expenses)	-	(8,947)	-	(7,196)	(615,332)

Net Loss Before Income Tax	$(1,575,074)	$(3,961,465)	$(4,564,129)	$(8,555,384)	$(26,827,508)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine-Month Periods Ended September 30, 2008 and 2007, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through September 30, 2008 (cont'd)
(Unaudited)

					For the period
					from
	For the three-month periods ended		For the nine-month periods ended		June 15, 1996
					[date of inception]
	September 30	September 30	September 30	September 30	through Sept 30,
	2008	2007	2008	2007	2008

Net Loss Before Income Tax (carried forward)	$(1,575,074)	$(3,961,465)	$(4,564,129)	$(8,555,384)	$(26,827,508)

Provision for Income Taxes
Current	-	-	-	-	-
Deferred	-	-	-	-	-

Net Loss From Continuing Operations, After
Tax	(1,575,074)	(3,961,465)	(4,564,129)	(8,555,384)	(26,827,508)

Minority Interest	-	-	-	4,241	253,021

Loss From Discontinued Operations
Loss from discontinued operations (net
of tax)	-	-	-	-	(302,755)

Net Loss From Discontinued Operations	-	-	-	-	(302,755)

Net Loss	(1,575,074)	(3,961,465)	(4,564,129)	(8,551,143)	(26,877,242)

Foreign exchange adjustment	(24,799)	41,689	(8,091)	(469)	(27,794)

Comprehensive Loss	$(1,599,873)	$(3,919,776)	$(4,572,220)	$(8,551,612)	$(26,905,036)

Net loss per common share – basic and
diluted	$(0.02)	$(0.06)	$(0.06)	$(0.13)

Net loss on continuing operations per
common share – basic and diluted	$(0.02)	$(0.06)	$(0.06)	$(0.13)

Weighted average number of common shares
outstanding – basic and diluted	80,430,843	65,622,031	74,142,566	63,542,309

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2008 and 2007, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through September 30, 2008
(Unaudited)

			For the period
			from June 15, 1996
			[date of inception]
	September 30	September 30	through Sept 30,
	2008	2007	2008

Cash Flows from Operating Activities
Net loss from continuing operations	$(4,564,129)	$(8,551,143)	$(26,877,242)
Net loss from discontinued operations	-	-	302,755
Net loss	(4,564,129)	(8,551,143)	(26,574,487)
Adjustments for:
Depreciation	129,606	64,201	301,508
Settlement of debt, net	233,333	-	214,281
Shares issued for services	948,254	1,970,064	6,758,271
Warrants and options issued for services	126,800	-	1,867,527
Minority interest	-	(4,241)	(253,021)
Settlement of Cyper reverse acquisition	-		80,000
Write-down of assets	-	-	42,253
Write-down of inventory	-	-	19,169
Impairment of investment	-	-	61,240
Stock-based Compensation	-	1,970,064	-

Changes in non-cash working capital:
Other receivables	103,761	187,407	(15,845)
Deferred expenses	-	50,000	(126,412)
Accounts payable	(162,721)	736,598	1,189,672
Accrued liabilities	(233,695)	701,825	(20,109)
Accrued officer compensation	-	-	709,500
Inventories	-	-	(28,510)
Net Cash Used in Operating Activities	(3,418,791)	(4,845,289)	(15,774,963)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2008 and 2007, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through September 30, 2008 (cont'd)
(Unaudited)

			For the period
			from June 15, 1996
			[date of inception]
	September 30	September 30	through Sept 30,
	2008	2007	2008

Cash Flows from Investing Activities
Investments in mineral rights	-	(100,000)	(1,554,877)
Acquisition of plant and equipment	(62,463)	(198,045)	(1,034,491)
Investment in other	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Net Cash Used in Investing Activities	(62,463)	(298,045)	(2,610,089)

Cash Flows from Financing Activities
Proceeds from issuance of common stock & warrants	1,477,500	1,493,000	15,946,016
Share issuance costs	(6,563)	(35,000)	(116,563)
Purchase of treasury shares	-	-	(392,830)
Deferred offering costs	25,219	-	-
Related party advances	415,177	9,186	895,988
Repayments of related party advances	(540,645)	-	(679,722)
Loans received	10,000	250,000	260,000
Repayments of loans received	(260,000)	-	(260,000)
Security deposits received	5,238,299	-	5,238,299
Restricted cash	(2,988)	-	(44,205)
Minority interest	-	-	253,021
Payment of notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Advances payable related party	-	-	245,649
Bank indebtedness	-	-	460
Proceeds from subscriptions receivables, net	-	(50,000)	124,748
Related party loans received	-	578,109	-
Net Cash Provided by Financing Activities	6,355,999	2,245,295	21,452,935
Effect of Change in Foreign Exchange	-	(469)	-
Change in Cash and Cash Equivalents	2,874,745	2,898,508	3,067,883

Cash and Cash Equivalents - beginning of period	193,138	2,920,592	-

Cash and Cash Equivalents - end of period	$3,067,883	$22,084	$3,067,883

Represented by:
Cash	$3,067,883	$22,084	$3,067,883
Cash equivalents	-	-	-
	$3,067,883	$22,084	$3,067,883

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

1.

Nature of Business and Basis of Presentation

Silver Dragon Resources Inc. ("SDR"), a Delaware corporation, was incorporated on May 9, 1996. SDR is headquartered in Ontario, Canada and operates primarily in Mexico and China. On June 15, 1996, SDR acquired all of the outstanding stock of California Electric Automobile Co., Inc. ("CEAC"), a California corporation incorporated on November 14, 1995.

SDR and its subsidiaries (the "Company") are in the exploration stage as defined by Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No.7. "Accounting and Reporting For Development Stage Enterprises." As of September 30, 2008, the Company has generated minimal sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

The Company's mission is to acquire and develop a portfolio of silver properties in proven silver districts globally.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2008. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2007.

2.

Going Concern and Exploration Stage Activities

The accompanying condensed consolidated financial statements have been prepared in accordance with US GAAP with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $4,564,129 for the nine months ended September 30, 2008 (2007 – $26,877,242) and has accumulated losses since inception of $26,568,909. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its product to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further exploration of its products and services. The Company is currently in discussions with several parties in an attempt to raise debt and/or equity and is considering monetizing certain assets to increase general working capital, finance existing obligations, and fund future exploration programs. There can be no assurance the Company can successfully raise monies, and these matters raise some doubt about the Company's ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.

Recent Accounting Pronouncements

In April 2008, FASB issued FASB Staff Position ("FSP") SFAS No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS No. 142-3"). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), "Business Combinations" and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company is assessing the potential impact that the adoption of SFAS142-3 could have on its financial position or results of operations.

In May, 2008, FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

3.

Recent Accounting Pronouncements (cont'd)

In September 2008, FASB issued FSP SFAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" ("FSP SFAS 133-1 and FIN 45-4"). FSP SFAS 133-1 and FIN 45-4 amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. FSP SFAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, FSP SFAS 133-1 and FIN 45-4 clarifies the Board’s intent about the effective date of FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". FSP SFAS 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of FSP SFAS 133-1 and FIN 45-4 will have no impact on the Company’s consolidated financial statements.

In October 2008, FASB issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active"" ("FSP SFAS 157-3"). FSP SFAS 157-3 clarifies the application of FASB Statement No. 157, "Fair Value Measurements", in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Company is currently reviewing the effect, if any; the proposed guidance will have on the Company's consolidated financial statements.

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

Cash and cash equivalents, restricted cash (level 1), other receivables, accounts payable, accrued liabilities, revenue, loans payable, security deposits, and due to related parties (level 2) are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

5.

Other Receivables

Other receivables are net of an allowance for doubtful accounts of $217,149 (2007 - $254,436). The allowance for doubtful accounts was determined based on management’s best estimate of the collectability of the receivables.

6.

Restricted Cash

Restricted cash consists of a mandatory deposit held as security under workers' safety provisions of the People's Republic of China. The Company can withdraw the interest; however the principal will remain on deposit for the duration of the life of the mining property.

7.

Plant and Equipment, net

		Accumulated	September 30, 2008	December 31, 2007
	Cost	Depreciation	Net book value	Net book value
Computer hardware	$163,520	$85,877	$77,643	$80,477
Computer software	45,122	-	45,122	45,122
Vehicles	238,700	96,898	141,802	109,334
Office equipment	69,915	19,700	50,215	59,561
Mine equipment	350,130	91,985	258,145	305,701
Buildings	47,346	3,346	44,000	39,303
Leasehold improvements	195,667	47,377	148,290	174,459
	$1,110,400	$345,183	$765,217	$813,958

The Company did not claim any depreciation on the computer software as it has not been placed in service.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

8.

Mineral Rights

		Cerro Las
	Sino-Top	Minitas
	China	Mexico	Total

Balance, December 31, 2007	$6,131,052	$2,945,845	$9,076,897
Expenditures during the period	-	100,000	100,000
Balance, September 30, 2008	$6,131,052	$3,045,845	$9,176,897

Cerros Las Minitas, Mexico

The consideration payable to Minera Real Victoria, S.A. De C.V. ("Minera") for the assignment of mining and exploration rights consisted of $400,000 and the issuance of 2,000,000 restricted common stock of the Company valued at $1,372,000. In accordance with the terms of the agreement with Minera $200,000 was paid in 2006; $100,000 was due and paid in March 2007; and the final installment of $100,000 was due for payment on March 8, 2008. As of September 30, 2008, the amount due for payment remained outstanding.

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

The Company is currently in negotiations with Silvia Villasenor Haro to purchase the Puro Corazon concession and is no longer committed to pay any guaranteed payments since the last payment made to the above.

ii)

Silver Dragon Mexico has the option to purchase the Puro Corazon concession and the price shall be $2,000,000 if exercised within three years, or $3,000,000 if exercised within five years, from March 2, 2006, the date of execution of the agreement of consent to assignment of rights.

9.

Related Party Transactions and Balances

Due to related parties consists of the following:

	September 30, 2008	December 31, 2007
Unpaid Remuneration	$46,157	$36,000
Loans payable	-	435,625
Balance	$46,157	$471,625

Loans from directors or companies controlled by directors in the amount of $Nil (2007 - $435,625) were unsecured, non-interest bearing and had no fixed terms of repayment and have been repaid.

During the nine month period ended September 30, 2008, the Company incurred $231,000 (2007 - $162,000) in management fees payable to a company controlled by a director for services rendered other than in his capacity as director.

During the nine month period ended September 30, 2008, the Company incurred $34,157 (2007 – $ Nil) in fees payable to a director for services rendered other than in their capacity as director. There also remains $12,000 in fees payable to the director from 2007, for a total of $46,157 in fees payable to the director.

During the nine month period ended September 30, 2008, the Company incurred $30,000 (2007 – $ Nil) in fees payable to a director for services rendered in their capacity as a director.

During the nine month period ended September 30, 2008, the Company issued 200,000 restricted shares of the Company’s stock to a director of the Company for services performed as director. The director also received 500,000 options to purchase shares of the Company’s stock at a per share purchase price of $0.23, exercisable for a period of two years from June 18, 2008.

10.

Security Deposits

The security deposits in the amount of $5,238,299 (2007 - $ Nil) were made by the Exploration Unit of North China Nonferrous Geological Exploration Bureau, also known as Huaguan Industrial Corp. ("HIC") as part of an agreement that was signed by and between the Company and HIC, of which further details can be found below. The deposits are unsecured, non-interest bearing and have no specified terms of repayment.

The Company and HIC have signed an equity transfer contract ("Definitive Agreement") outlining three transactions:

1)

HIC has acquired 50% in addition to its previous 10% of the equity interest in Sino-Top, not including the Erbahuo property, from the Company in exchange for Chinese Yuan ("RMB") 30 million (approximately USD$4.4 million). HIC and the Company hold equity interest of 60% and 40%, respectively, in Sino-Top, whose assets now mainly consist of eight exploration properties. With respect to Erbahuo, the ninth exploration property controlled by Sino-Top, it will be 70% owned by the Company and 30% by HIC. Although all of the funds have been received it has been recorded as a security deposit as the Company has not yet received government approval of the Definitive Agreement.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

10.

Security Deposits (cont’d)

2)

A shareholder designated by HIC acquired in a private placement $1 million of restricted common shares of the Company at a purchase price of $0.15 per share with no warrants attached. All of the said funds have been received.

3)

Under terms of the Definitive Agreement, HIC, or an entity designated by HIC, agrees to acquire in a private placement, 30% equity interest in the Company through the purchase of restricted common shares of the Company at a purchase price of $0.25 per share currently totaling $8.9 million based on the 83,353,488 shares currently outstanding and will be restricted from trading said shares for three years. There will be no warrants attached to the private placement and it will be funded upon government approval.

The proceeds will be used to further develop the Company’s properties in China and Mexico. All proceeds and expenses from the new venture will be shared between HIC and the Company proportionate to their respective equity interests.

11.

Capital Stock

Stock Issuances				Deficit
	Common Stock			Accumulated
	Number		Additional	During the		Accumulated	Total
	of		Paid-in	Exploration	Stock	Comprehensive	Stockholders
	Shares	Amount	Capital	Stage	Subscriptions	Loss	Equity

Balance, December 31, 2007	69,545,988	$ 6,955	$ 32,183,963	$ (22,313,113)	$ 115,000	$ (19,703)	$ 9,973,102
Shares issued for cash	8,349,167	835	1,141,023	-	-	-	1,141,858
Shares issued for settlement	2,833,333	283	398,050	-	(165,000)	-	-233,333
Shares issued for services	50,000	5	9,995	-	-	-	10,000
Shares issued for compensation	875,000	88	135,663	-	-	-	135,751
Shares issued for settlement of due to related parties	1,200,000	120	107,880	-	-	-	108,000
Shares issued for cash pursuant to exercise of warrants	500,000	50	74,950	-	-	-	75,000
Warrants issued for cash	-	-	260,642	-	-	-	260,642
Warrants issued for settlement of due to related parties	-	-	192,000	-	-	-	192,000
Warrants issued for services	-	-	44,600	-	-	-	44,600
Options issued for services	-	-	82,200	-	-	-	82,200
Share issuance costs	-	-	(6,563)	-	-	-	(6,563)
Shares to be returned	-	-	-	-	(67,500)	-	(67,500)
Other comprehensive loss	-	-	-	-		(8,091)	(8,091)
Net loss, nine month period ended September 30, 2008	-	-	-	(4,564,129)	-	-	(4,564,129)

Balance, September 30, 2008	83,353,488	$ 8,336	$ 34,624,403	$ (26,877,242)	$ (117,500)	$(27,794)	7,610,203

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

On February 28, 2008 the Company issued 333,333 shares of the Company's restricted common stock to a company in settlement of a Preliminary Injunction. As part of the settlement, the per share purchase price of each of the 250,000 Class A and 250,000 Class B warrants held by the company were reduced to $0.15, on July 10, 2008, from $2.00 and $5.00, respectively.

In April 2008 the Company closed private placements totaling 900,000 units at $0.25 per unit for gross proceeds of $225,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

On April 1, 2008 the Company requested that 250,000 restricted shares of the Company’s stock, that were initially issued on August 17, 2007, be returned and cancelled due to non-performance of contract terms.

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
September 30, 2008 and 2007
(Unaudited)

11.

Capital Stock (cont'd)

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

On June 2, 2008 the Company issued 150,000 shares of the Company’s restricted common stock to a company, pursuant to a consulting services contract dated June 2, 2008, for fair value of $30,000. The shares were subsequently cancelled on July 16, 2008 due to non-performance of contract terms.

On June 19, 2008 the Company issued 50,000 shares of the Company’s restricted common stock to an individual, pursuant to an administrative services contract dated June 1, 2008, for fair value of $10,000.

On July 10, 2008, Alpha Capital Anstalt ("Alpha") and the Company entered into a Settlement Agreement and Release (the "Settlement Agreement") whereby all claims and disputes between the parties relating to the pending litigation were resolved and all agreements between the parties are to terminate - in accordance with the terms of the Settlement Agreement. Additionally, in accordance with the terms of the Settlement Agreement, the Company issued 2,946,734 free trading (shares which include the exercise of the 250,000 Class A and 250,000 Class B warrants at $0.15 per warrant) and 53,266 restricted shares of the Company’s stock and paid $100,000 of Alpha’s legal fees.

On July 23, 2008 the Company issued 200,000 restricted shares of the Company’s stock to a director of the Company for services performed as director. The director also received 500,000 options to purchase shares of the Company’s stock at a per share purchase price of $0.23, exercisable for a period of two years from June 18, 2008.

On July 23, 2008 the Company issued share purchase warrants to an employee of a subsidiary of the Company to purchase 20,000 shares of the Company’s restricted stock at a per share purchase price of $0.25, exercisable for a period of two years.

On July 29, 2008 the Company closed a private placement totaling 6,666,667 shares of the Company’s restricted common stock at $0.15 per share for gross proceeds of $1,000,000.

On September 1, 2008 the Company issued 150,000 shares of the Company’s restricted common stock to an individual, pursuant to a consulting agreement dated September 1, 2008 to provide investor relations and information technology services, for fair value of $23,250.

On September 1, 2008 the Company issued 500,000 shares of the Company’s restricted common stock to an individual, pursuant to a consulting agreement dated September 1, 2008, for fair value of $77,500.

Warrants

As at September 30, 2008, 14,070,667 warrants were outstanding, having an exercise price between $0.25 and $5.00 per share with an average remaining contractual life of 1.34 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2007	14,969,000	$2.87
Issued during the nine month period	3,151,667	0.49
Exercised during the nine month period	(500,000)	0.15
Forfeitures during the nine month period	-	-
Expired during the nine month period	(3,550,000)	3.50
Balance, September 30, 2008	14,070,667	$2.27

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

11.

Capital Stock (cont'd)

As at September 30, 2008 the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.25 - $1.00	4,646,667	2.26 years	$0.57
$1.01 - $2.00	5,262,000	1.12 years	$1.79
$2.01 - $5.00	4,162,000	0.60 years	$4.78

During the nine month period ended September 30, 2008, 50,000 share purchase warrants, exercisable at prices between $0.25 and $0.60 expiring two years from their respective date of issuance were issued to a consultant and an employee of a subsidiary of the Company. These warrants were valued using the Black-Scholes model, using key assumptions of volatility between 115.65% and 124.82%, risk-free interest rates between 2.04% and 2.81%, a term life equivalent to the life of the warrants, and reinvestment of all dividends in the Company of zero percent.

Warrants were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 115.65% - 125.96%, a risk-free interest rate of 1.84% - 2.81%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company of zero percent.

Options

As at September 30, 2008, 1,152,000 options were outstanding, having an exercise price between $0.23 and $2.50 per share with an average remaining contractual life of 2.70 years.

		Weighted
	Number of	average exercise
	options	price
Balance, December 31, 2007	552,000	$1.09
Issued during the nine month period	600,000	0.30
Exercised during the nine month period	-	-
Forfeitures during the nine month period	-	-
Expired during the nine month period	-	-
Balance, September 30, 2008	1,152,000	$0.68

As at September 30, 2008 the range of exercise prices of the outstanding options were as follows:

			Weighted
		Average remaining	average exercise
Range of exercise prices	Number of options	contractual life	price
$0.20 - $1.00	1,100,000	2.75 years	$0.59
$1.01 - $2.00	-	-	-
$2.01 - $5.00	52,000	0.63 years	$2.50

During the nine month period ended September 30, 2008, 600,000 stock options, exercisable at prices between $0.23 and $0.62 with a two and three year periods from their respective grant dates were issued to a consultant and a director of the Company. These options were valued at $116,200 using the Black-Scholes model, using key assumptions of volatility of between 117.23% and 125.79%, risk-free interest rates of between 2.39% and 2.89%, a term life equivalent to the life of the options, and reinvestment of all dividends in the Company of zero percent.

12.

Consolidated Statements of Cash Flows Supplemental Disclosures

For the nine month period ended September 30, 2008, stock-based compensation and the current portion of deferred expenses amounted to $1,419,642 (2007 - $472,048). These amounts are included in the consolidated financial statements as follows:

	September 30, 2008	September 30, 2007
Statement of operations (current portion of deferred expenses)	$124,208	$1,008,246
Statement of operations (stock-based compensation expensed)	1,295,434	1,970,064
	$1,419,642	$2,978,310

For the nine month period ended, September 30, 2008, there were no cash payments for income taxes or interest expense (2007 - $ Nil).

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

13.

Commitments and Contingencies

a) On April 1, 2007, the Company entered into a five year lease agreement for office space with an option to renew for an additional five years. The future minimum commitment under the lease obligations for office premises are as follows:

2008	$ 11,986
2009	51,937
2010	53,269
2011	53,269
2012	13,317
$ 183,778

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

b) On December 28, 2007, a subsidiary of the Company entered into an agreement to fund a scientific research project in China for approximately $400,000 payable over a three year period commencing January 1, 2008. Of this amount, at September 30, 2008 $29,218, had been paid and the remainder is no longer committed or payable as the agreement has been terminated.

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

14.

Subsequent Events

On October 3, 2008, a subsidiary of the Company has entered into an agreement with Mr. Raul Mazatan Calvillo and Ms. Catalina Mazatan Garcia to purchase a floatation mill with an initial production capacity of 50 tonnes per day. The mill is currently located in the Municipality of Chalchihuites, in the Mexican State of Zacatecas. The mill’s production capacity can be upgraded as the Company continues to develop its Cerros las Minitas property.

The mill was acquired through a purchase agreement at a price of US$245,000, including approximately US$20,000 for delivery and assembly. The subsidiary paid US$25,000 upon signing, the balance of which is due in six months

15.

Financial Instruments

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

Currency Risk

While the reporting currency is the US Dollar ("USD"), 31% and 8% of consolidated costs and expenses for the nine month period ended September 30, 2008 are denominated in the RMB and Mexican Peso ("MXN"), respectively. As at September 30, 2008, 25% of the assets and less than 1% of the liabilities are denominated in RMB and 2% of the assets and 46% of the liabilities are denominated MXN. The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between the USD, RMB and the MXN.

The Company has not entered into any hedging transactions in an effort to reduce the exposure to currency risk.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

16.

Segmented Information

As at September 30, 2008	Corporate	China	Mexico	Total

Mineral Rights	$-	$6,131,052	$3,045,845	$9,176,897

Total Assets	$1,126,853	$9,661,363	$3,348,956	$14,137,172

Nine-Month Period Ended September 30, 2008	Corporate	China	Mexico	Total

Revenues	$-	$-	$-	$-

Depreciation	$38,948	$39,187	$51,471	$129,606

Net Loss Before Income Tax	$(2,796,894)	$(1,409,334)	$(357,901)	$(4,564,129)

As at December 31, 2007	Corporate	China	Mexico	Total

Mineral Rights	$-	$6,131,052	$2,945,845	$9,076,897

Total Assets	$2,299,386	$6,571,700	$3,386,685	$12,197,771

Nine-Month Period Ended September 30, 2007	Corporate	China	Mexico	Total

Revenues	$-	$-	$-	$-

Depreciation	$20,737	$29,583	$13,881	$64,201

Net Loss Before Income Tax	$(5,386,362)	$(1,509,598)	$(1,659,424)	$(8,555,384)

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

Plan of Operation (all figures stated in US Dollars unless otherwise stated)

Overview.

Our primary objective is to explore for silver minerals and, if warranted, to develop those existing mineral properties. Our secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance our exploration and development through equity financing, by way of joint venture or option agreements or through a combination of both. The Company’s primary objective right now is to monetize its assets in order to augment its cash flow and ensure increased value.

Plans for the Year 2008.

China

Our properties in China continue to be drilled and tunneled. A feasibility study has been commissioned an a test operation will be commenced to provide basic data on design, ore dressing and business profits to be used in planning for future large-scale production. Geologic mapping, trenching and drilling work is underway for five of the properties known as Dadi, Saihanaobao, Zhuanxinhu Laopandao and Liangdi. The initial NI 43-101 report on the Erbaohuo property was released on July 17, 2007 the second NI 43-101 commissioned on Laopandao is expected in the first quarter of 2009 with a third NI 43-101 commissioned on Liangdi expected also in the first quarter of 2009.

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

Mexico

Our mining and exploitation activities in Mexico are in the exploration stage. We continue exploring the concessions through tunneling, trenching and drifting upon. Our objective is to find new ore bodies and expand the resource of the existing ore bodies. There are currently seven mining shafts, which were used to extract underground ore in the past. We have built a ramp directly to one of the main ore bodies in order to extract the ore daily. An initial NI 43-101 report has been completed and concluded that the exploration done by Silver Dragon Mexico during 2006 indicates that the potential resources inferred there justify the cost of further exploration and development. The cost of this report was approximately $25,000.

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

We will follow the exploration program recommended by the NI 43-101 report and revisit the program on a quarterly basis. Currently, surface geochemical sampling and geologic mapping are underway to define drill targets in the southwest of the Puro Curazon working and to the southeast of the La Pina-La Bocona workings. In the La Chiva structure in the Puro Corazon workings, work is underway to define grades and tonnages. Vector Engineering has been commissioned again to update the existing NI 43-101 and is expected to be completed before year end.

We expect the cost of exploration activities, mine development and administration costs in Mexico over the next 12 months to be financed by the sale or processing of ore through the new mill recently acquired. This mill is expected to be fully operational in the first quarter of 2009, producing concentrates and generating revenue through the sale of those concentrates.

Cash Requirements.

We estimate that approximately $2 million over the next 12 months will be required to fund our anticipated capital requirements and our obligations under the agreements for the concessions in Cerro las Minitas, Mexico and the agreement with Sino-Top, as well as the costs of exploration, mine development and administration. This will be funded from the funds received from our sale of 50% equity interest in Sino-top Resources and Technologies Inc., the existing and further private placement funds received from HIC our state owned joint venture partner in China and the sale of concentrates from our new mill operation in Mexico.

Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing along with 2,000,000 common shares in 2006, further payments of $100,000 on September 11, 2006, and March 14, 2007, as well as one final payment of $100,000 which was due on March 14, 2008 and still outstanding at November 7, 2008. In addition, we will require additional funds should we choose to purchase the mining concession from Silvia Villasenor Haro.

We have historically satisfied our working capital requirements through the private issuances of equity securities as well as advances from related parties. We will satisfy our capital requirements from the funds received from our sale of 50% equity interest in Sino-top Resources and Technologies Inc., the existing and further private placement funds received from HIC our state owned joint venture partner in China and the sale of concentrates from our new mill operation in Mexico.

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

In China we have one employee serving as administrative staff member in our Beijing representative office and one consultant and director. We pay both employee and consultant $9,000 per month in total.

Other than the foregoing, we employ Marc Hazout as President and CEO. In addition, we have three consultants working in our head office in Toronto, an Information Technology and Investor Relations Manager, a Corporate Controller and an Office Administrator, being paid collectively a total of approximately $9,400 per month.

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

The Company does not have sufficient funds to meet all of its future obligations. We will need additional funding, either through equity or debt financings or partnering arrangements, which could negatively affect us and our stock price.

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we will require approximately $2 million over the next 12 months to fund our anticipated capital requirements and our obligations under the agreements for the concessions in Cerro las Minitas, Mexico and the agreement with Sino-Top. Our agreement with Jaime Muguiro Pena required us to make a $100,000 payment on closing, with further payments totaling $350,000 made during 2006, along with 450,000 restricted common shares. Our agreement with Ramon Tomas Davila Flores required us to make a payment of closing at $245,000 along with 110,000 restricted common shares. Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing along with 2,000,000 restricted common shares; further payments of $100,000 were paid on September 11, 2006 and March 14, 2007, a final payment of $100,000 was due on March 14, 2008 and remains payable at November 7, 2008. All payments in Mexico were and are subject to Value Added Tax (V.A.T.) for which we are entitled to be refunded as a non-Mexican entity.

We have invested approximately $6,131,052 into Sino-Top to date, and intend to invest approximately $2,000,000 into Sino-Top in 2008 of which $1,147,287 has already been invested towards exploration and property maintenance on the nine properties in the portfolio, with emphasis on bringing the Erbaohuo silver mine into production in 2009, and conducting a Canadian National Instrument ("NI") 43-101 conversion program on the balance of the eight properties. We currently have a NI 43-101 report for the Erbaohuo property. The second NI 43-101 commissioned on the Laopandao is expected in the first quarter of 2009 with a third NI 43-101 commissioned on Liangdi expected also in the first quarter of 2009.

We have historically satisfied our working capital requirements through the private issuances of equity securities and from related parties. We will satisfy our capital requirements from the funds received from our sale of 50% equity interest in Sino-top Resources and Technologies Inc., which the Company is awaiting approval from the Ministry of Commerce in China, the existing and further private placement funds received from HIC our state owned joint venture partner in China and the sale of concentrates from our new mill operation in Mexico.

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

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of approximately $10,498,500 and $4,564,129 respectively, for the fiscal year ended December 31, 2007 and the nine month period ending September 30, 2008. We have accumulated losses since inception of approximately $26,877,242. We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever. If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

As of November 7, 2008, Marc Hazout, a Director, owned beneficially approximately 22% of our outstanding common stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

In addition to the substantial risk that the mines that we drill will not be productive or may decline in productivity after commencement of production, there are hazards inherent in geothermal exploration and production. Such hazards include unusual or unexpected geologic formations, pressures, downhole fires, mechanical failures, blowouts, cratering, explosions, uncontrollable flows of well fluids, pollution and other physical and environmental risks. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. As protection against operating hazards, we maintain insurance coverage against some, but not all, of the potential losses. We do not fully insure against all risks associated with our business because insurance is either unavailable or its cost of coverage is prohibitive. The occurrence of an event that is not fully covered or covered at all by insurance could have a material adverse effect on our financial condition and results of operations. We do have directors and officers’ liability insurance.

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

As of November 7, 2008, the number of shares in the public float on the Over-The-Counter Bulletin Board in the U.S. is approximately 83,353,488. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability of a large number of shares.

The price of our common stock is volatile, which may cause investment losses for our shareholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.06 to a high of $1.05 on the Over-The-Counter Bulletin Board. The trading price of our common stock on the Over-The-Counter Bulletin Board is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management's attention and resources.

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

Our common stock is considered to be a "penny stock." The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in these securities is provided by the exchange or system). Prior to a transaction in a penny stock, a broker-dealer is required to:

  . deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market;

  . provide the customer with current bid and offer quotations for the penny stock;

  . explain the compensation of the broker-dealer and its salesperson in the transaction;

  . provide monthly account statements showing the market value of each penny stock held in the customer's account; and

  . make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock, and investors may find it more difficult to sell their shares.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2007 and September 30, 2008

Net sales were $NIL for both the quarters ended September 30, 2008 and September 30, 2007 as there was no production at any of the mining properties.

Total operating expenses for the Company were $4,564,129 (September 30, 2007: $8,548,188). There were decreases in exploration expenditures and decreases in General and Administrative expenses due to the Company's need to obtain financing. The overall expenditures decreased compared to 2007 as a result of insufficient funding, consequently impairing the Company's ability to spend funding on Advertising and Promotion similar to those levels in 2007.

Net loss for the quarter ended September 30, 2008 was $4,564,129, compared to a net loss of $8,551,143 for the similar period in 2007. The principal reason for this is the impact of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company will need additional capital in order to finance its obligations to Sanhe Sino-Top Resources and Technologies Ltd., and the acquired properties in Cerro Las Minitas, Mexico, as well as to continue its attempt to acquire viable businesses and properties and to finance the administrative costs including but not limited to legal and accounting fees.

GOING CONCERN

As of September 30, 2008 the Company had an accumulated deficit of $26,877,242. The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

ITEM 3. CONTROLS AND PROCEDURES

The Company is taking actions to prevent the recurrence of significant deficiencies and material weaknesses in the future, including hiring a Chief Financial Officer and a Chief operating Officer to oversee the financial operations of the Company. Under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of September 30, 2008 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Corporate Controller concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

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

On February 28, 2008 the Company issued 333,333 shares of the Company's restricted common stock to a company in settlement of a Preliminary Injunction. As part of the settlement, the per share purchase price of each of the 250,000 Class A and 250,000 Class B warrants held by the company were reduced to $0.15 from $2.00 and $5.00, respectively.

In April 2008 the Company closed private placements totaling 900,000 units at $0.25 per unit for gross proceeds of $225,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

On April 1, 2008 the Company requested that 250,000 restricted shares of the Company’s stock, that were initially issued on August 17, 2007, be returned and cancelled due to non-performance of contract terms.

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

On June 2, 2008 the Company issued 150,000 shares of the Company’s restricted common stock to a company, pursuant to a consulting services contract dated June 2, 2008, for fair value of $30,000.

On June 19, 2008 the Company issued 50,000 shares of the Company’s restricted common stock to an individual, pursuant to an administrative services contract dated June 1, 2008, for fair value of $10,000.

On July 10, 2008, Alpha Capital Anstalt ("Alpha") and the Company entered into a Settlement Agreement and Release (the "Settlement Agreement") whereby all claims and disputes between the parties relating to the pending litigation were resolved and all agreements between the parties are to terminate - in accordance with the terms of the Settlement Agreement. Additionally, in accordance with the terms of the Settlement Agreement, the Company issued 2,946,734 free trading (shares which include the exercise of the 250,000 Class A and 250,000 Class B warrants at $0.15 per warrant) and 53,266 restricted shares of the Company’s stock and paid $100,000 of Alpha’s legal fees.

On July 23, 2008 the Company issued 200,000 restricted shares of the Company’s stock to a director of the Company for services performed as director. The director also received 500,000 options to purchase shares of the Company’s stock at a per share purchase price of $0.23, exercisable for a period of 2 years from June 18, 2008.

On July 23, 2008 the Company issued share purchase warrants to an employee of a subsidiary of the Company to purchase 20,000 shares of the Company’s restricted stock at a per share purchase price of $0.25, exercisable for a period of 2 years.

On July 29, 2008 the Company closed a private placement totaling 6,666,667 shares of the Company’s restricted common stock at $0.15 per share for gross proceeds of $1,000,000.

On September 1, 2008 the Company issued 150,000 shares of the Company’s restricted common stock to an individual, pursuant to a consulting agreement dated September 1, 2008 to provide investor relations and information technology services, for fair value of $21,000.

On September 1, 2008 the Company issued 500,000 shares of the Company’s restricted common stock to an individual, pursuant to a consulting agreement dated September 1, 2008, for fair value of $70,000.

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