Form 10-Q/A
period 2008-09-30
Silver Dragon Resources Inc.
filed 2008-11-10
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No.1 to our Form 10-Q for the quarter ended September 30, 2008 is being filed to correct a clerical error within the previous filing.

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

2.

Going Concern and Exploration Stage Activities

The accompanying condensed consolidated financial statements have been prepared in accordance with US GAAP with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $4,564,129 for the nine months ended September 30, 2008 (2007 – $8,551,143) and has accumulated losses since inception of $26,877,242. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its product to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further exploration of its products and services. The Company is currently in discussions with several parties in an attempt to raise debt and/or equity and is considering monetizing certain assets to increase general working capital, finance existing obligations, and fund future exploration programs. There can be no assurance the Company can successfully raise monies, and these matters raise some doubt about the Company's ability to continue as a going concern.

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

11.

Capital Stock

Stock Issuances				Deficit
	Common Stock			Accumulated
	Number		Additional	During the		Accumulated	Total
	of		Paid-in	Exploration	Stock	Comprehensive	Stockholders
	Shares	Amount	Capital	Stage	Subscriptions	Loss	Equity

Balance, December 31, 2007	69,545,988	$ 6,955	$ 32,183,963	$ (22,313,113)	$ 115,000	$ (19,703)	$ 9,973,102
Shares issued for cash	8,349,167	835	1,141,023	-	-	-	1,141,858
Shares issued for settlement	2,833,333	283	398,050	-	(165,000)	-	233,333
Shares issued for services	50,000	5	9,995	-	-	-	10,000
Shares issued for compensation	875,000	88	135,663	-	-	-	135,751
Shares issued for settlement of due to related parties	1,200,000	120	107,880	-	-	-	108,000
Shares issued for cash pursuant to exercise of warrants	500,000	50	74,950	-	-	-	75,000
Warrants issued for cash	-	-	260,642	-	-	-	260,642
Warrants issued for settlement of due to related parties	-	-	192,000	-	-	-	192,000
Warrants issued for services	-	-	44,600	-	-	-	44,600
Options issued for services	-	-	82,200	-	-	-	82,200
Share issuance costs	-	-	(6,563)	-	-	-	(6,563)
Shares to be returned	-	-	-	-	(67,500)	-	(67,500)
Other comprehensive loss	-	-	-	-		(8,091)	(8,091)
Net loss, nine month period ended September 30, 2008	-	-	-	(4,564,129)	-	-	(4,564,129)

Balance, September 30, 2008	83,353,488	$ 8,336	$ 34,624,403	$ (26,877,242)	$ (117,500)	$(27,794)	7,610,203

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

On February 28, 2008 the Company issued 333,333 shares of the Company's restricted common stock to a company in settlement of a Preliminary Injunction. As part of the settlement, the per share purchase price of each of the 250,000 Class A and 250,000 Class B warrants held by the company were reduced to $0.15 on July 10, 2008, from $2.00 and $5.00, respectively.

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

On February 28, 2008 the Company issued 333,333 shares of the Company's restricted common stock to a company in settlement of a Preliminary Injunction. As part of the settlement, the per share purchase price of each of the 250,000 Class A and 250,000 Class B warrants held by the company were reduced to $0.15 on July 10, 2008, from $2.00 and $5.00, respectively.

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