Form 10-K
period 2008-12-31
Silver Dragon Resources Inc.
filed 2009-03-31
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

APPLICABLE TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 85,893,488 shares of its Common Stock, $0.0001 par value, as of March 31, 2009.

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. For this purpose any statements contained in this Form 10-K that are not statements of historical facts may be deemed to be forward-looking statements. Without limiting the foregoing, words such as ''may,'' ''will,'' ''expect,'' ''believe,'' ''anticipate,'' ''estimate'' or ''continue'' or comparable terminology is intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to:

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

We own a 40% equity interest in Sanhe Sino-Top Resources and Technologies, Ltd. (''Sino-Top''), which was originally formed by Sino Silver and certain other Chinese individuals as a joint venture company.

We are engaged in the acquisition, exploration and development of silver and other mineral properties in China and Mexico. Our primary focus is the exploration of nine properties located in the Erbaohuo Silver District in Northern China, as well as the Cerro Las Minitas property located in Guadalupe, Durango, Mexico. We are still in our exploration stage and have not generated any revenues from the mining properties in China and Mexico.

Silver Mining Business in China

Erbahuo Projects

On March 16, 2006, we entered into an agreement to acquire certain mining and exploration rights to the Erbaohuo Silver Project by purchasing a 60% interest in Sino-Top from Sino Silver. Sino-Top was an equity joint venture company originally created under the Joint Venture Agreement dated April 14, 2005 between Sino Silver and certain other parties. Pursuant to the Asset Purchase Agreement, we acquired a 60% interest in Sino-Top and became a party to the Joint Venture Agreement. Sino-Top holds the exploration and mining rights to nine properties in the Erbaohuo Silver District in Northern China ("Erbaohuo Projects"). The total purchase price was $650,000 plus 4,000,000 shares of our restricted common stock, all of which had been delivered to Sino Silver following receipt of the requisite approvals to the transfer by the local Provincial Department of Commerce in China. In March 2007 we increased our interest from 60% to 90% in exchange for 2 million restricted common shares of the company. On May 9, 2007 we received approval from the Ministry of Commerce to change the equity joint venture to a contractual joint venture. On June 10, 2008 we signed a letter of intent with our state–owned Chinese Joint venture partner Exploration Unit of North China Nonferrous Geological Exploration Bureau, also known as Huaguan Industrial Corp. (``HIC'') to sell 50% equity interest in Sanhe Sino-Top Resources & Technologies Ltd. (``Sino-Top''), not including Erbahuo, from Silver Dragon in exchange for US$4.5 million. With respect to Erbahuo, the ninth exploration property controlled by Sino-Top, it will be 70% owned by Silver Dragon and 30% by HIC. On November 20, 2008 Gansu Shengda Group Ltd. (Shengda), a private Chinese conglomerate, agreed to acquire 52% of the equity interests in Sanhe Sino-Top Resources & Technologies, Ltd. (``Sino-Top'') from Huaguan Industrial Corp. (``HIC''), Silver Dragon's state-owned Chinese joint venture partner.

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

We invested approximately a total of $2,618,243 into Sino-Top as of December 31, 2008 ($6,131,052 in 2007) and intend to invest funds to support approximately 40% of all of Sino-Top's expenses in 2008 with the focus on further exploration and bringing the Erbaohuo silver mine into production in 2010, and conducting advanced stage exploration on two properties (Zuanxinhu and Saihanaobao).

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

Silver Mining Business in Mexico

Cerro las Minitas Project

On March 2, 2006, Silver Dragon Mexico acquired 16 mining concessions from four individuals by entering into various assignment agreements. The total consideration paid by us through March 2008 is $1,045,000 plus 2,560,000 restricted shares. We were obligated to pay a further $100,000 to one of these individuals by March 8, 2008 to fulfill our obligations under these agreements. This amount has not been paid as of yet, but we have been granted an extension for the payment.

Cerro las Minitas is comprised of 15 concessions covering 1,413 Hectares. It is located 68 kilometers northeast of the City of Durango, Mexico, and comprises the Cerro las Minitas mining district, part of the prolific silver belt of the Sierra Madre Occidental. An initial NI 43-101 report has been completed and concluded that the exploration done by Silver Dragon Mexico during 2006 indicates that the potential resources inferred there justify the cost of further exploration and development a second NI 43-101 has been completed and will be released in 2009.

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

We obtained initial authorizations and the relevant permits for the exploration of Cerro Las Minitas from the Ministry of Natural Resources (SEMARNAT). The initial authorization from SERMARNAT authorizing us to initiate the excavation of the soil on Cerro Las Minitas was issued in 2006. The excavation of soil must be carried out using digger machines, which are registered and authorized by SEMARNAT. Our machines are duly registered and authorized by SEMARNAT. The company has documented all requirements and has submitted its Environmental Impact Assessment / Manifestacion, or Manifestacion de Impacto Ambiental (MIA) for its Cerro las Minitas silver project in Durango, Mexico that includes a cyanide process for the sulfide handling and Heap Leaching process for the handling of oxides. The MIA was officially submitted on Mar 23, 2009 to the Secretaria de Medio Ambiente y Recursos Naturales of Mexico (SEMARNAT) for review, and is the principal document in the application process for a mine operating permit.

After the exploration stage, mining activities in Mexico are carried out in accordance with the permit issued by the General Direction of Mining Ministry of Economy under the plan of operations for mining activity submitted by an applicant. Since our current activities in Mexico are in the exploration stage, we have not yet submitted a plan of operations. After receiving confirmation of the existence of minerals, we are required to file an application with the General Direction of Mining of the Ministry of Economy to obtain concession titles for the exploitation of the minerals. As of today, we have obtained fifteen (15) Concession Titles for the Exploitation of Minerals in Cerro Las Minitas, which titles were granted according to the applicable provisions of the General Mining Law. We are further required to obtain additional permits commonly referred to as the Sole Environmental License from SEMARNAT and the National Water Commission (NWC). After we successfully obtain concession titles, we are required to submit annual reports in May of each year, detailing the work performed during the designated year on the properties specified by such concession titles.

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

In China we have one employee serving as administrative staff member in our Beijing representative office. We pay him $3,000 per month.

In our head office in Toronto we have 1 employee and 3 consultants. Our only employee is Marc Hazout, our Chief Executive Officer, President and Director. The three consultants working in our head office in Toronto include an office administrator and manger, an information and technology and investor relations manager and a Controller, being paid collectively a total of $10,000 per month.

In addition, our Operations Manager, China, receives $6,000 per month on a consulting basis.

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

Risk Factors

You should consider each of the following risk factors and any other information set forth in this Form 10-K and the other Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company's business and financial condition, results or prospects could be harmed.

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

Our current cash will only fund our business as currently planned for 3 months. We will need additional funding, either through equity or debt financings or partnering arrangements, that could negatively affect us and our stock price.

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $1 million over the next 12 months to fund our anticipated capital requirements and our obligations in Mexico and China.

We invested approximately a total of $2,618,243 into Sino-Top as of December 31, 2008 ($6,131,052 in 2007) and intend to invest funds to support approximately 40% of all of Sino-Top's expenses in 2008 with the focus on further exploration and bringing the Erbaohuo silver mine into production in 2010, and conducting advanced stage exploration on two properties (Zuanxinhu and Saihanaobao). We currently do not have funds in place to finance these obligations.

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

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of approximately $3,730,799 and $10,498,500 respectively, for the fiscal years ended December 31, 2008 and 2007. We have accumulated losses since inception of approximately $26,043,912. We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever. If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

All of our assets are located outside of the United States, the individuals serving our officers and directors are nationals and/or residents of a country or countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officers and directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce such judgments rendered by the courts of the United States. There is also uncertainty as to whether the courts of Canada or other jurisdictions would be competent to hear original actions brought in Canada or other jurisdictions against us or our officers and directors predicated upon the securities laws of the United States or any state thereof.

Our President - Chief Executive Officer controls a significant percentage of our common stock.

As of March 26, 2009, Marc Hazout, our President and Chief Executive Officer, owned beneficially approximately 21.3% of our outstanding common stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

As of March 31, 2009 the number of shares in the public float on the Over-The-Counter Bulletin Board in the U.S. is approximately 85,893,488. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability of a large number of shares.

The price of our common stock is volatile, which may cause investment losses for our shareholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.06 to a high of $0.41 on the Over-The-Counter Bulletin Board. The trading price of our common stock on the Over-The-Counter Bulletin Board is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management's attention and resources.

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

AGREEMENTS

On March 16, 2006, we entered into an agreement to acquire certain mining and exploration rights to the Erbaohuo Silver Project by purchasing a 60% interest in Sino-Top from Sino Silver. Sino-Top was a joint venture company originally created under the Joint Venture Agreement dated April 14, 2005 between Sino Silver and certain other parties. Pursuant to the Asset Purchase Agreement, we acquired a 60% interest in Sino-Top and became a party to the Joint Venture Agreement. Sino-Top holds the exploration and mining rights to nine properties in the Erbaohuo Silver District in Northern China ("Erbaohuo Projects"). The total purchase price was $650,000 plus 4,000,000 shares of our restricted common stock, all of which had been delivered to Sino Silver following receipt of the requisite approvals to the transfer by the local Provincial Department of Commerce in China. In March 2007 we increased our interest from 60% to 90% in exchange for 2 million restricted common shares of the company, valued at $2,660,000. On June 10, 2008 we signed a letter of intent with our state–owned Chinese Joint venture partner Exploration Unit of North China Nonferrous Geological Exploration Bureau, also known as Huaguan Industrial Corp. (``HIC'') to sell 50% equity interest in Sanhe Sino-Top Resources & Technologies Ltd. (``Sino-Top''), not including Erbahuo, from Silver Dragon in exchange for US$4.5 million. With respect to Erbahuo, the ninth exploration property controlled by Sino-Top, it will be 70% owned by Silver Dragon and 30% by HIC. On November 20, 2008 Gansu Shengda Group Ltd. (Shengda), a private Chinese conglomerate, agreed to acquire 52% of the equity interests in Sanhe Sino-Top Resources & Technologies, Ltd. (``Sino-Top'') from Huaguan Industrial Corp. (``HIC''), Silver Dragon's state-owned Chinese joint venture partner.

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

We invested approximately a total of $2,618,243 into Sino-Top as of December 31, 2008 (6,131,052 in 2007) and intend to invest funds to support approximately 40% of all of Sino-Top's expenses in 2008 with the focus on further exploration and bringing the Erbaohuo silver mine into production in 2010, and conducting advanced stage exploration on two properties (Zuanxinhu and Saihanaobao).

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

Silver Dragon Mining de Mexico, S.A. de C.V. signed agreements to acquire a 100% interest in the properties that now constitute the Company's holdings in the district in March, 2006. At that time geologists began compiling and analyzing existing data for the property. Examination of that data showed that it was inadequate to guide further exploration operations and a program of rehabilitation, mapping and sampling existing workings on the property began. A combined reverse-circulation and diamond drilling program to test continuity of mineralization at depth commenced in May of 2006. Eleven holes were drilled for 2915 meters. Nine of the eleven holes have been sampled, logged and assayed. Analysis of the two remaining holes will be completed when geotechnical personnel are available. The mine is an underground mine. On October 28, 2008 the company acquired a mill at a price of US$245,000, including approximately US$20,000 for delivery and assembly to commence production.

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

ITEM 3. LEGAL PROCEEDINGS

On or about December 27, 2007, Alpha Capital Anstalt ("Alpha Capital") served an Order to Show Cause and Complaint on Silver Dragon. The Order to Show Cause sought a preliminary injunction (i) directing Silver Dragon to deliver 333,333 shares of its common stock to Alpha Capital and (ii) declaring that the exercise price of Silver Dragon Class A and B warrants purchased by Alpha Capital should be reduced to $0.60 per share. The hearing on the Order to Show Cause was scheduled for January 9, 2008 in the United States District Court for the Southern District of New York. On or about January 14, 2008, an Order Granting Preliminary Injunction By Default was entered against Silver Dragon (i) directing Silver Dragon to deliver 333,333 shares of its common stock to Alpha Capital and (ii) declaring that the exercise price of Silver Dragon Class A and B warrants purchased by Alpha Capital was thereby reduced to $0.60 per share (the "January 14 th Order"). A second Order, restraining the issuance of any shares of Silver Dragon stock pending compliance with the Court's January 14 th Order, was entered on default against Silver Dragon on or about January 25, 2008. Silver Dragon filed a Motion to Set Aside Default Judgments and also filed an Answer to the Complaint on February 5, 2008. Silver Dragon subsequently withdrew its Motion to Set Aside Default Judgments and complied with the Court's January 14, 2008 Order. The parties have settled and the company is no longer involved in any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year ended December 31, 2008, as required to be reported upon by the Company in response to this Item 4.

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

The following sets forth information relating to the trading of our common stock on the Over-The-Counter Bulletin Board.

	Sales Price on the Over-The-Counter Bulletin
	Board ($)
	High	Low
Fiscal Year Ended December 31, 2007
First Quarter	$2.85	$1.50
Second Quarter	$2.82	$0.79
Third Quarter	$1.36	$0.62
Fourth Quarter	$1.05	$0.47

Fiscal Year Ended December 31, 2008
First Quarter	$0.235	$0.51
Second Quarter	$0.135	$0.261
Third Quarter	$0.10	$0.17
Fourth Quarter	$0.07	$0.12

On March 30, 2009, the closing trade price of our common stock as reported on the Bulletin Board was $0.08 per share. On that date, there were approximately 381 shareholders of record of our common stock.

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

Descriptions of sales of unregistered securities during 2008, not previously reported on the Company's 10-Q

On November 14, 2008 the Company issued 1,400,000 shares of the Company's restricted common stock to a company, pursuant to an investor relations agreement dated November 14, 2008, for fair value of $147,000.

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

Plans for the Year 2009.

Geologic mapping, trenching and drilling work is underway for nine properties in China. Our mining and exploration activities in Mexico are in the exploration stage. We are in the process of exploring the concessions through drilling, trenching and drifting. Our objective is to find new ore bodies and expand the resource of the existing ore bodies. There are currently four mining shafts, which were used to extract underground ore in the past. We built a ramp directly to one of the main ore bodies. Based on our initital findings, we have concluded that the exploration done by Silver Dragon Mexico indicates that the potential resources inferred there justify the cost of further exploration and development.

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

3.

To define and develop the inferred oxide resources that have been identified on the property, including drilling, trenching and preliminary metallurgical tests. Oxide resources already identified on the property offer the best potential for near-term, low- cost production from the project and justify this expenditure.

4.

To define and further develop the carbonate replacement Ag-Pb-Zn mineralization that was discovered west of the Puro Corazón mine in 2006. The exploration model suggests that carbonate replacement deposits at Cerro Las Minitas may offer the greatest long-term production potential on the property and justifies this investigation.

We expect the cost of exploration, production activities and administration costs in Mexico over the next 12 months to be approximately $300,000.

Cash Requirements.

The Company's current cash will only fund our business as currently planned for less than 3 months. We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $1 million over the next 12 months to fund our anticipated capital requirements in Mexico and in China, as well as the costs of administration.

We estimate that we will require a minimum of $2,000,000 for exploration and development in China through the end of 2009.

We have historically satisfied our working capital requirements through the private issuances of equity securities as well as from our chief executive officer. We will continue to seek additional funds through such channels and from collaborative and other arrangements with corporate partners. In particular, we will need $1 million in additional funding to continue our operations for the next twelve months. If we fail to obtain sufficient funds, we may need to delay, scale back or terminate some or all of our mining exploration programs.

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

Results of Operation for the Year Ended December 31, 2008 and 2007

Revenues and Losses

During the years ended December 31, 2008 and 2007, we did not have any revenues.

During the years ended December 31, 2008 and 2007, we incurred operating expenses of $5,417,333 and $10,486,817 respectively. Decreases were mainly due to:

  Lower consulting and management fees as the Company reduced the number of consultants at head office.

  Far less shares issued for services.

  Less advertising and promotion initiatives as the Company aimed to preserve funds.

During the years ended December 31, 2008 and 2007, we reported a net loss of $3,730,799 and $10,498,500 respectively. The reason for the decrease in 2008 is due to factors discussed above.

Liquidity and Capital Resources

As of December 31, 2008, we had $1,207,227 in cash and $189,883 in other receivables (which represented VAT refunds receivable). In addition, we had accounts payable and accrued liabilities totaling of $1,289,483 for working capital of $437,909 compared to a working capital deficit of ($532,624) in 2007. During 2008, we have been dependent on the issuance of common stock and loans to satisfy expenses.

Going Concern

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying consolidated financial statements, we incurred a large net operating loss in the year ended December 31, 2008, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about our ability to continue as a going concern. Our management has provided operating capital to us and has developed a plan to raise additional capital. Our ability to continue as a going concern is dependent on the success of this plan. The consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

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

Going Concern

As of December 31, 2008, we had an accumulated deficit of $26,043,912. Our continuation as a going concern is uncertain and dependent on successfully achieving future profitable operations and obtaining additional sources of financing to sustain our operations. In the event we cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of our products and services. We plan to pursue additional financing; however there can be no assurance that we will be able to secure financing when needed or obtain such on terms satisfactory to us, if at all.

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

Engagement of New Independent Accountants

On January 24, 2006, our board of directors engaged SF Partnership LLP, 4950 Yonge Street, 4th Floor, Toronto, Ontario, M2N 6K1 as our new independent auditors (the "new" accounting firm) to audit our financial statements. During the two most recent fiscal years and the subsequent interim periods prior to the engagement of the new accounting firm, we did not consult with the new accounting firm with regard to any of the matters listed in Regulation S-B items 304 (a) (2) (i) or (ii).

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company's management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and Rule 15d – 15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Management is taking steps to improve our disclosure controls and procedures in order to ensure that we are alerted to such material information in a timely fashion.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 through a series of dicussions among management. As a result of this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Name	Age	Position
Marc Hazout	44	Chief Executive Officer, President and Director
Colin Sutherland	38	Chief Financial Officer and Director
Manuel Chan	53	Director
R.Glen MacMullin	38	Director

Marc Hazout has been our President, Chief Executive Officer and a director since June 1, 2002. From 1985 to 1987, Mr. Hazout was the Canadian licensee and franchisee for a multinational retailer. From 1987 to 1991, Mr. Hazout established a private label apparel manufacturing and retailing company. From 1991 to 1998, Mr. Hazout developed, owned and operated entertainment complexes in Toronto. Mr. Hazout attended The Canadian Securities Institute from 1998-2000 and in 1999 worked as an equity trader for Swift Trade Securities Inc. in Toronto. Mr. Hazout studied International Relations and Economics at York University in Toronto from 1983 to 1985. Mr. Hazout completed the Real Estate Licensing Course at Humber College in Toronto in 1984.

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

Guoqiang Hao has been a director of the company since June, 2008.

Mr. Hao is currently head of Exploration Unit of North China Geological Exploration Bureau, a.k.a. Huaguan Industrial Corp.(HIC), a Chinese state-owned entity that operates in many diversified fields such as mining, engineering, manufacturing, chemical analysis and real estate. Mr. Hao has served with HIC for over 30 years, first as a geologist, then as a manager, and has witnessed its development from a geological exploration team to a conglomerate that boasts a staff of over 700 and over 10 subsidiaries. Under the leadership of Mr. Hao, HIC is also in the process of acquiring mining properties in northern Africa and central Asia.

Mr. Hao is also a member of the Board of the Directors of Sanhe Sino-Top Resources & Technologies Ltd., a joint venture between Silver Dragon and HIC. Having a dual capacity of corporate executive and government officer, Mr. Hao has extensive connections with China's mining and industrial circles and the Chinese government.

Donald J. Robinson, Ph.D served on the board of the Company from March 28, 2005 until January 30, 2006, when he resigned due to his time commitments as President and Director of Eastmain Resources. There was no disagreement between Dr. Robinson and the Company on any matter relating to the Company's operations, policies or practices. Dr. Robinson did not resign for cause.

Legal Proceedings

None

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended December 31, 2008 and 2007 of the executive officers.

						Non-Equity	Nonqualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position		($)	($)	($)	($)	($)	($)	($)	($)

Marc Hazout,	2008	288,000	-					None	288,000
Director, President and
Chief Executive Officer	2007	288,000	-					None	288,000

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

DIRECTOR COMPENSATION

					Change in
					Pension
					and Non-
				Non-Equity	Qualified
	Fees Earned	Stock	Option	Incentive	Deferred
	or Paid in	Awards	Awards	Compensati	Compensation	All Other	Total
Name	Cash	($)	($)	($)	Earnings	Compensation	($)

Manuel Chan
2008
2007			315,000				315,000

R. Glen MacMullin
2008
2007			176,000				176,000

We do not have a Long-Term Incentive Plan.

Equity Compensation Plan Information

The Company had no equity compensation plan in 2008.

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

Name and Address of Beneficial Owner	Number of Shares	% Shares (1)
Marc Hazout (2)
Suite 803, 5160 Yonge Street, Toronto, Ontario, M2N 6L9	18,255,206 (2)	24.4%
Colin Sutherland
146 Skye Cr, Hammonds Plains, NS, B4B 1W8	500,000	0.7%
Manuel Chan
5515 Elizabeth Street, Vancouver, B.C., V5Y 3K1	500,000	0.2%
Glen MacMullin
89 Third Avenue, Ottawa, Ontario, K1S 2J7	0	0%
Guoqiang Hao
	250,000	0%

Officers and Directors as a group	18,305,206	25.3%

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

ITEM 13. EXHIBITS

(a) The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

Exhibit No.	Name of Exhibit

3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
4.1	Form of Subscription Agreement dated March 23, 2006 between Silver Dragon Resources Inc. and Heller Capital Investments LLC(3)
4.2	Form of Class A Common Stock Purchase Warrant issued to Heller Capital Investments LLC (4)
4.3	Form of Class B Common Stock Purchase Warrant issued to Heller Capital Investments LLC (4)
4.4	Subscription Agreement dated November 9, 2006 between Silver Dragon Resources, Inc. and Alpha Capital
4.5	Form of Class A Common Stock Purchase Warrant issued to Alpha Capital Anstalt (5)
4.6	Form of Class B Common Stock Purchase Warrant issued to Alpha Capital Anstalt (5)
4.7	Form of Class C Common Stock Purchase Warrant issued to Alpha Capital Anstalt (5)
10.1	Assignment of Rights of Mining Concessions Agreement between Silver Dragon Mining De Mexico, S.A. de C.V. and Jamie MugurioPena (6)
10.2	Assets Bailment Agreement dated March 2, 2006 by and between Silver Dragon Mining De Mexico, S.A. de C.V. and Jaime MugurioPena (6)
10.3	Assets Purchase Agreement dated March 2, 2006 by and between Silver Dragon Mining De Mexico, S.A. de C.V. and Ramon Tomas Davila Flores(6)
10.4	Asset Purchase Agreement between Silver Dragon Mining De Mexico, S.A., de C.V. and Ramon Tomas Davila
10.5	Assignment of Rights of Mining Concessions Agreement dated March 8, 2006 by and between Silver Dragon Mining De Mexico, S.A.de C.V.and Minera Real Victoria S.A.de C.V.(6)
10.6	Addendum to the Mining Exploration and Exploitation Agreement dated March 9, 2006 by and between Silver Dragon Mining de Mexico, S.A.de C.V.and Silvia Villasenor Haro(6)
10.7	Asset Purchase Agreement dated as of March 16, 2006 among Silver Dragon Resources, Inc., Sino Silver Corp. andSanheSino-Top Resources and Technologies, Ltd.(7)
10.8	Strategic Cooperation Agreement dated July 26, 2006, between Silver Dragon Resources, Inc. and Tianjin North China Exploration Bureau(4)
10.9	Employment Agreement dated November 15, 2005 between Silver Dragon Resources, Inc. and Marc Hazout (managementcontract)(4)
11	Statement re: computation of per share earnings (8)
16.1	Letters from Moore Stephens Cooper Modyneux LLP on change in certifying accountants (9)
21	Subsidiaries of the Company (10)
23.1	Consent of SF Partnership, LLP, Chartered Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Form 10-SB filed on February 23, 2000.

(2)	Incorporated by reference to Form 10-SB/A filed on July 17, 2003.

(3)	Incorporated by reference to Form 8-K/A filed December 14, 2006.

(4)	Incorporated by reference to Form SB-2/A filed March 21, 2007.

(5)	Incorporated by reference to Form 8-K filed December 5, 2006.

(6)	Incorporated by reference to Form 8-K filed on March 20, 2006.

(7)	Incorporated by reference to Form 8-K filed March 24, 2006.

(8)	Included within financial statements attached hereto as Exhibit A.

(9)	Incorporated by reference to Form 8-K filed January 27, 2006.

(10)	Previously filed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by SF Partnership LLP, the principal accountant, was $167,634 for 2007 and $136,950 for 2008.

Audit-Related Fees were $26,000 for 2007 and $83,000 for 2008.

Tax Fees were nil for 2007 and 2008.

All Other Fees were nil for 2006 and 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Date: March 31, 2009	/s/ Marc Hazout
By: Marc Hazout, Chief Executive Officer

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, and 2007

(EXPRESSED IN UNITED STATES DOLLARS)

CONTENTS
Report of Independent Registered Public Accounting Firm	1
Consolidated Balance Sheets as of December 31, 2008, and 2007	2
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2008 and 2007, and Cumulative for the Period from June 15, 1996, [Date of Inception] Through to December 31, 2008	3-4
Consolidated Statements of Stockholders' Equity, Cumulative for the Period from June 15, 1996, [Date of Inception] Through December 31, 2008	5-9
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, and 2007, and Cumulative for the Period from June 15, 1996, [Date of Inception] Through December 31, 2008	10-11
Notes to the Consolidated Financial Statements	12-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of
Silver Dragon Resources Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Silver Dragon Resources Inc. and Subsidiaries (a Delaware corporation in the exploration stage) as of December 31, 2008 and 2007, and the consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2008, and cumulative from inception (June 15, 1996) through to December 31, 2008, except as explained as follows: we did not audit the cumulative data from June 15, 1996 to December 31, 2004. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2004, is based solely on the report of other auditors. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Dragon Resources Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Toronto, Canada	SF Partnership, LLP
March 13, 2009	CHARTERED ACCOUNTANTS

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets
(Expressed in United States Dollars)

		December 31		December 31
		2008		2007
ASSETS	$		$
Current Assets
Cash and cash equivalents		1,207,227		193,138
Other receivables, net (Note 6)		-		104,217
Current portion of deferred expenses		544,662		1,394,690
Total Current Assets		1,751,889		1,692,045

Restricted Cash (Note 7)		-		41,217
Deferred Expenses		160,458		548,435
Plant and Equipment, net (Note 8)		457,455		813,958
Mineral Rights (Note 9)		3,045,745		9,076,897
Equity Investment (Note 10)		4,575,006		-
Deferred Offering Cost		-		25,219

Total Assets		9,990,553		12,197,771

LIABILITIES
Current Liabilities
Accounts payable		1,202,442		1,258,623
Accrued liabilities		87,041		244,421
Due to related parties (Note 11)		24,497		471,625
Loans payable (Note 12)		-		250,000
Total Liabilities		1,313,980		2,224,669

Commitments and Contingencies (Note 17)

STOCKHOLDERS' EQUITY
Capital Stock (Note 13)

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding		-		-
Common stock, $0.0001 par value, 150,000,000 shares authorized 84,753,488 shares issued and
outstanding (2007 – 69,545,988 issued and outstanding)		8,475		6,955

Additional Paid-in Capital (Note 13)		34,771,264		32,183,963
Stock Subscriptions - 300,000 shares receivable (2007 - 283,333 shares payable)		(117,500)		115,000
Deficit Accumulated During the Exploration Stage		(26,043,912)		(22,313,113)
Accumulated Comprehensive Income (Loss)		58,246		(19,703)
Stockholders' Equity		8,676,573		9,973,102

Total Liabilities and Stockholders' Equity		9,990,553		12,197,771

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2008, and 2007, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through December 31, 2008
(Expressed in United States Dollars)

						Cumulative
					For the period from
						June 15, 1996
					[Date of Inception]
		December 31		December 31	through December 31,
		2008		2007		2008
	$		$			$

Revenues		-		-		64,888

Cost of Revenues		-		-		74,482

Gross Loss		-		-		(9,594)

Operating Expenses

General and administrative		3,758,966		7,473,836		20,097,742
Exploration		1,658,367		3,012,981		6,898,044
Development (non-mining)		-		-		60,000
Total Operating Expenses		5,417,333		10,486,817		27,055,786

Loss From Continuing Operations		(5,417,333)		(10,486,817)		(27,065,380)

Other Income (Expenses)
Gain on sale of controlling interest in subsidiary (Note 10)		1,816,733		-		1,816,733
Interest expense		-		(15,924)		(36,517)
Interest income – related parties		-		-		15,905
Interest expense - related parties (Note 11)		(32,500)		-		(56,846)
Settlement with Cyper Entertainment, Inc.		-		-	-	(80,000)
Loss on disposal of asset		-		-	-	(15,371)
Loss on investment		-		-	-	(61,240)
Net loss on equity investment (Note 10)		(97,699)		-	-	(97,699)
Loss on sale of marketable securities		-		-		(389,365)
Other income (expense)		-		-		(24,398)

Total Other Income (Expenses)		1,686,534		(15,924)		1,071,202

Net Loss Before Income Tax		(3,730,799)		(10,502,741)		(25,994,178)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2008, and 2007, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through December 31, 2008
(Expressed in United States Dollars)

						Cumulative
						For the period from
						June 15, 1996
						[Date of Inception]
		December 31		December 31		through December 31,
		2008		2007		2008
	$		$		$
Net Loss Before Income Tax (carried forward)		(3,730,799)		(10,502,741)		(25,994,178)

Provision for Income Taxes
Current		-		-		-
Deferred		-		-		-

Net Loss From Continuing Operations, After Tax		(3,730,799)		(10,502,741)		(25,994,178)

Minority Interest		-		4,241		253,021

Loss From Discontinued Operations
Loss from discontinued operations (net of tax)		-		-		(302,755)

Net Loss From Discontinued Operations		-		-		(302,755)

Net Loss		(3,730,799)		(10,498,500)		(26,043,912)

Foreign exchange adjustment		77,949		(18,141)		58,246

Comprehensive Loss		(3,652,850)		(10,516,641)		(25,985,666)

Net loss per common share – basic and diluted		(0.05)		(0.16)

Net loss on continuing operations per common share – basic and diluted		(0.05)		(0.16)

Weighted average number of common shares outstanding - basic and diluted		76,644,497		64,641,270

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders' Equity
Cumulative for the Period from June 15, 1996 [Date of Inception]
Through December 31, 2008
(Expressed in United States Dollars)

					Deficit
	Common Stock				Accumulated
	Number			Additional	During the					Accumulated	Total
	of			Paid-in	Exploration	Stock		Treasury		Comprehensive	Stockholders'
	Shares		Amount	Capital	Stage	Subscription		Stock		Income (Loss)	Equity
		$	$	$	$	$	$	$	$	$	$
Shares issued to founder for cash	333,334		33	967	-	-		-		-	1,000
Shares issued to founders for services	55,000		6	159	-	-		-		-	165
Shares issued for investment in CECK	50,000		5	37,495	-	-		-		-	37,500
Shares issued to purchase subsidiary	350,000		35	70	(1,060)	-		-		-	(955)
Shares issued for cash	13,333		1	9,999	-	-		-		-	10,000
Net Loss, 1996	-		-	-	(14,198)	-		-		-	(14,198)
Balance, December 31, 1996 (unaudited)	801,667		80	48,690	(15,258)	-		-		-	33,512
Shares issued for cash	37,333		4	28,896	-	-		-		-	28,900
Shares issued for services	46,333		5	34,745		-		-			34,750
Shares issued for vehicle	33,333		3	24,997	-	-		-		-	25,000
Net Loss, 1997	-		-	-	(142,622)	-		-		-	(142,622)
Balance, December 31, 1997 (unaudited)	918,666		92	137,328	(157,880)	-		-		-	(20,460)
Shares issued for cash	58,667		6	49,995	-	-		-		-	50,001
Shares issued for vehicle	10,667		1	7,999	-	-		-		-	8,000
Net loss, 1998	-		-	-	(54,404)	-		-		-	(54,404)
Balance, December 31, 1998 (unaudited)	988,000		99	195,322	(212,284)	-		-		-	(16,863)
Shares issued for cash	151,918		15	56,759	-	(4,000)		-		-	52,774
Shares issued for settlement of debt	16,000		2	8,773	-	-		-		-	8,775
Shares issued for services	36,000		3	126,467	-	-		-		-	126,470
Forgiveness of debt of related party	-		-	23,000	-	-		-		-	23,000
Net loss, 1999	-		-	-	(181,898)	-		-		-	(181,898)
Balance, December 31, 1999 (unaudited)	1,191,918		119	410,321	(394,182)	(4,000)		-		-	12,258
Shares issued for cash	4,296,666		430	667,070	-	(278,539)		-		-	388,961
Shares cancelled for non-payment	(442,433)		(44)	(165,868)	-	153,791		-		-	(12,121)
Shares issued for services	653,667		65	28,365	-	-		-		-	28,430

Shares returned for subscription receivable	(10,667)		(1)	(3,999)	-	4,000		-		-	-
Forgiveness of debt reclassification	-		-	(23,000)	-	-		-		-	(23,000)
Net loss, 2000	-		-	-	(419,296)	-		-		-	(419,296)
Balance, December 31, 2000 (unaudited)	5,689,151		569	912,889	(813,478)	(124,748)		-		-	(24,768)

The accompanying notes are an integral part of these consolidated financial statements

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders' Equity
Cumulative for the Period from June 15, 1996 [Date of Inception]
Through December 31, 2008 (Cont'd)
(Expressed in United States Dollars)

Deficit
Common Stock				Accumulated
Number			Additional	During the					Accumulated	Total
of			Paid-in	Exploration	Stock		Treasury		Comprehensive	Stockholders'
Shares		Amount	Capital	Stage	Subscription		Stock		Income (Loss)	Equity
	$	$	$	$	$	$	$	$	$	$
Balance, December 31, 2000	5,689,151	569	912,889	(813,478)	(124,748)	-	-	(24,768)
Shares issued for services	879,415	88	59,814	-	-	-	-	59,902
Shares issued for consulting agreement	300,000	30	29,970	-	-	-	-	30,000
Cash received for subscription receivable	-	-	-	-	124,748	-	-	124,748
Other adjustment	-	-	-	1	-	-	-	1
Net loss, 2001	-	-	-	(339,546)	-	-	-	(339,546)
Balance, December 31, 2001 (unaudited)	6,868,566	687	1,002,673	(1,153,023)	-	-	-	(149,663)
Shares issued for cash	400,000	40	17,960	-	-	-	-	18,000
Shares issued for services - related party	1,100,833	110	32,390	-	-	-	-	32,500
Shares issued for the settlement of related party advances	370,000	37	66,619	-	-	-	-	66,656
Shares issued for the settlement of related party advances	116,118	12	23,212	-	-	-	-	23,224
Shares issued for the settlement of related party advances	2,233,333	223	46,777	-	-	-	-	47,000
Shares issued for the reverse acquisition of Cyper	20,000,000	2,000	-	-	-	-	-	2,000
Shares issued in relation to the reverse acquisition of Cyper	4,000,000	400	119,600	-	-	-	-	120,000
Shares rescinded for the cancellation of the reverse acquisition of Cyper	(20,000,000)	(2,000)	-	-	-	-	-	(2,000)
Shares issued for settlement of cancellation of Cyper reverse acquisition	250,000	25	17,475	-	-	-	-	17,500
Shares issued for settlement of advances made for the Cyper settlement	1,388,889	139	62,361	-	-	-	-	62,500
Shares cancelled in lieu of issuance of warrants for past services rendered	(1,912,748)	(191)	-	-	-	-	-	(191)
Stock warrants issued for services – related party	-	-	31,000	-	-	-	-	31,000
Stock warrants exercised by management	3,255,880	326	-	-	-	-	-	326
Cancellation of shares issued in prior years	(65,467)	(7)	7	-	-	-	-	-
Net loss, 2002	-	-	-	(570,874)	-	-	-	(570,874)
Balance, December 31, 2002 (unaudited)	18,005,404	1,801	1,420,074	(1,723,897)	-	-	-	(302,022)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders' Equity
And Cumulative for the Period from June 15, 1996 [Date of Inception]
Through December 31, 2008 (Cont'd)
(Expressed in United States Dollars)

				Deficit
	Common Stock			Accumulated
	Number		Additional	During the			Accumulated	Total
	of		Paid-in	Exploration	Stock	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Subscription	Stock	Income (Loss)	Equity
		$	$	$	$	$	$	$
Balance, December 31, 2002	18,005,404	1,801	1,420,074	(1,723,897)	-	-	-	(302,022)
Shares issued for the settlement of related party advances	4,861,111	486	149,514	-	-	-	-	150,000
Shares issued for the settlement of accounts payable for services performed	66,300	7	1,319	-	-	-	-	1,326
Shares returned as a result of clerical error in a prior year	(66,300)	(7)	(1,319)	-	-	-	-	(1,326)
Net loss, 2003	-	-	-	(414,601)	-	-	-	(414,601)

Balance, December 31, 2003 (unaudited)	22,866,515	2,287	1,569,588	(2,138,498)	-	-	-	(566,623)

Shares issued for the settlement of related party advances	575,000	58	24,942	-	-	-	-	25,000
Short swing profits of shareholder	-	-	50,496	-	-	-	-	50,496
Net loss, 2004	-	-	-	(399,028)	-	-	-	(399,028)

Balance, December 31, 2004	23,441,515	2,345	1,645,026	(2,537,526)	-	-	-	(890,155)

Shares issued for cash	7,175,000	717	596,783	-	(9,500)	-	-	588,000
Shares issued for services	3,950,000	395	814,105	-	-	-	-	814,500
Shares issued for property acquisition	1,350,000	135	388,365	-	-	-	-	388,500
Shares issued for the settlement of accounts payable to related party for services performed	3,254,018	325	813,180	-	-	-	-	813,505
Cancelled stock returned to company	(3,500,000)	(350)	(724,650)	-	-	-	-	(725,000)
Net loss, 2005	-	-	-	(584,879)	-	-	-	(584,879)

Balance, December 31, 2005	35,670,533	3,567	3,532,809	(3,122,405)	(9,500)	-	-	404,471

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders' Equity
And Cumulative for the Period from June 15, 1996 [Date of Inception]
Through December 31, 2008 (Cont'd)
(Expressed in United States Dollars)

				Deficit
	Common Stock			Accumulated
	Number		Additional	During the			Accumulated	Total
	of		Paid-in	Exploration	Stock	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Subscription	Stock	Income (Loss)	Equity
		$	$	$	$	$	$	$
Balance, December 31, 2005	35,670,533	3,567	3,532,809	(3,122,405)	(9,500)	-	-	404,471
Shares issued for cash	13,050,000	1,305	5,155,164	-	458,500	-	-	5,614,969
Shares issued for services	4,180,000	418	2,763,952	-	-	-	-	2,764,370
Shares issued for property acquisition	6,560,000	656	4,728,089	-	-	-	-	4,728,745
Shares issued for the settlement of accounts payable to related party for services performed	2,000,000	200	1,302,780	-	-	-	-	1,302,980
Warrants issued for cash	-	-	4,734,031	-	-	-	-	4,734,031
Warrants issued for services	-	-	207,005	-	-	-	-	207,005
Share issuance costs	-	-	(63,237)	-	-	-	-	(63,237)
Treasury stock	-	-		-	-	(392,830)	-	(392,830)
Other comprehensive loss	-	-	-	-	-	-	(1,562)	(1,562)
Net loss, 2006	-	-	-	(8,692,208)	-	-	-	(8,692,208)
Balance, December 31, 2006	61,460,533	6,146	22,360,593	(11,814,613)	449,000	(392,830)	(1,562)	10,606,734
Shares issued for cash	2,989,000	299	1,448,681	-	(499,000)	-	-	949,980
Shares issued for related party debt
settlement	500,000	50	424,950	-	-	-	-	425,000
Shares issued for services	2,868,000	286	2,741,764	-	-	-	-	2,742,050
Shares issued for property acquisition	2,000,000	200	2,659,800	-	-	-	-	2,660,000
Shares issued for cash pursuant to exercise
of share purchase warrants	5,000	1	3,999	-	-	-	-	4,000
Shares issued for settlement of preliminary injunction (note 16)	-	-	(165,000)	-	165,000	-	-	-
Treasury stock (note 10)	(276,545)	(27)	(392,803)	-	-	392,830	-	-
Warrants issued for cash	-	-	1,540,020	-	-	-	-	1,540,020
Warrants issued for related party debt
settlement of preliminary injunction (note 16)	-	-	75,000	-	-	-	-	75,000
Warrants issued for services	-	-	1,102,000	-	-	-	-	1,102,000
Options issued	-	-	459,959	-	-	-	-	459,959
Share issuance costs	-	-	(75,000)	-	-	-	-	(75,000)
Other comprehensive loss	-	-	-	-	-	-	(18,141)	(18,141)
Net loss, 2007	-	-	-	(10,498,500)	-	-	-	(10,498,500)
Balance, December 31, 2007	69,545,988	6,955	32,183,963	(22,313,113)	115,000	-	(19,703)	9,973,102

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders' Equity
And Cumulative for the Period from June 15, 1996 [Date of Inception]
Through December 31, 2008 (Cont'd)
(Expressed in United States Dollars)

				Deficit
	Common Stock			Accumulated
	Number		Additional	During the			Accumulated	Total
	of		Paid-in	Exploration	Stock	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Subscription	Stock	Income (Loss)	Equity
		$	$	$	$	$	$	$

Balance, December 31, 2007	69,545,988	6,955	32,183,963	(22,313,113)	115,000	-	(19,703)	9,973,102
Shares issued for cash	8,349,167	835	1,141,023	-	-	-	-	1,141,858
Shares issued for settlement with Alpha Capital	2,833,333	283	398,050	-	(165,000)	-	-	233,333
Shares issued for services	1,450,000	145	156,855	-	-	-	-	157,000
Shares issued for compensation	875,000	87	135,663	-	-	-	-	135,750
Shares issued for settlement of due to related parties	1,200,000	120	107,880	-	-	-	-	108,000
Shares issued for cash pursuant to exercise of warrants	500,000	50	74,950	-	-	-	-	75,000
Warrants issued for cash	-	-	260,642	-	-	-	-	260,642
Warrants issued for settlement of due to related parties	-	-	192,000	-	-	-	-	192,000
Warrants issued for services	-	-	44,600	-	-	-	-	44,600
Options issued for services	-	-	82,200	-	-	-	-	82,200
Share issuance costs	-	-	(6,562)	-	-	-	-	(6,562)
Shares to be returned	-	-	-	-	(67,500)	-	-	(67,500)
Other comprehensive loss	-	-	-	-	-	-	77,949	77,949
Net loss, year ended December 31, 2008	-	-	-	(3,730,799)	-	-	-	(3,730,799)
Balance, December 31, 2008	84,753,488	8,475	34,771,264	(26,043,912)	(117,500)	-	58,246	8,676,573

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007, and
Cumulative for the Period from June 15, 1996 [Date of Inception]
through December 31, 2008
(Expressed in United States Dollars)

			Cumulative
			For the Period
			from June 15, 1996
			[Date of Inception]
			through December 31,
	2008	2007	2008

Cash Flows from Operating Activities
Net loss from continuing operations	$(3,730,799)	$(10,498,500)	$(26,043,912)
Net loss from discontinued operations	-	-	302,755
Net loss	(3,730,799)	(10,498,500)	(25,741,157)
Adjustments for:
Depreciation	161,003	115,918	332,905
Gain on sale of controlling interest in
subsidiary	(1,816,733)	-	(1,816,733)
Net loss from equity investment	97,699	-	97,699
Shares issued in settlement to Alpha
Capital	233,333	-	214,281
Warrants issued in settlement to Alpha
Capital	64,250	-	64,250
Shares issued for services	1,593,686	1,994,157	7,403,703
Warrants and options issued for services	126,800	1,561,959	1,867,527
Minority interest	-	(4,241)	(253,021)
Settlement with Cyper Entertainment Inc.	-	-	80,000
Deferred offering costs	-	50,000	-
Writeoff of deferred offering costs	25,219	(25,219)	-
Write-down of assets	-	-	42,253
Write-down of inventory	-	-	19,169
Loss on investment	-	-	61,240

Changes in non-cash working capital:
Other receivables	104,217	434,935	(15,389)
Deferred expenses	3,381	(50,272)	(123,031)
Accounts payable	1,052,549	1,089,638	2,404,942
Accrued liabilities	(157,380)	(242,988)	56,206
Accrued officer compensation	-	-	709,500
Inventories	-	-	(28,510)
Net Cash Used in Operating Activities	(2,242,775)	(5,574,613)	(14,624,166)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007, and
Cumulative for the Period from June 15, 1996 [Date of Inception]
through December 31, 2008
(Expressed in United States Dollars)

			Cumulative
			For the Period
			from June 15, 1996
			[Date of Inception]
			through December 31,
	2008	2007	2008

Cash Flows from Investing Activities
Investments in mineral rights	-	(100,000)	(1,554,877)
Proceeds from sale of controlling interest in subsidiary	4,384,811	-	4,384,811
Additional contribution to Sino-Top	(2,618,242)	-	(2,618,242)
Acquisition of plant and equipment	(9,458)	(661,435)	(981,486)
Investment in other	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Net Cash Provided by (Used in) Investing Activities	1,757,111	(761,435)	(790,515)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants	1,477,500	2,994,000	15,946,016
Share issuance costs	(6,562)	(75,000)	(116,562)
Purchase of treasury shares	-	-	(392,830)
Related party advances	441,855	480,811	922,666
Repayments of related party advances	(288,983)	-	(428,060)
Loans received	10,000	250,000	260,000
Repayments of loans payable	(260,000)	-	(260,000)
Restricted cash	-	(41,217)	(41,217)
Minority interest	-	-	253,021
Payment of notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Advances payable related party	-	-	245,649
Bank indebtedness	-	-	460
Proceeds from stock subscriptions	-	-	124,748
Net Cash Provided by Financing Activities	1,373,810	3,608,594	16,495,965
Effect of Change in Foreign Exchange	125,943	-	125,943
Change in Cash and Cash Equivalents	1,014,089	(2,727,454)	1,207,227

Cash and Cash Equivalents - beginning of period	193,138	2,920,592	-

Cash and Cash Equivalents - end of period	$1,207,227	$193,138	$1,207,227

Represented by:
Cash	$1,207,227	$193,138	$1,207,227
Cash equivalents	-	-	-
	$1,207,227	$193,138	$1,207,227

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in United States Dollars)

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

SDR and its subsidiaries (the "Company") are in the exploration stage as defined by Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No.7. "Accounting and Reporting For Development Stage Enterprises." As of December 31, 2008, the Company has generated minimal sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

The Company's mission is to acquire and develop a portfolio of silver properties in proven silver districts globally.

2. Going Concern and Exploration Stage Activities

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $3,730,799 for the year ended December 31, 2008 (2007 – $10,498,500) and has accumulated losses since inception of $26,043,912. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its product to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further exploration of its products and services. The Company is currently in discussions with several parties in an attempt to raise debt and/or equity and is considering monetizing certain assets to increase general working capital, finance existing obligations, and fund future exploration programs. Although the Company intends to phase its Mexican operations into some light production by the end of 2009, there is no assurance that it will be able to develop a sufficient customer base to maintain profitable operations. The Company was able to raise approximately $4.4 Million through the sale of its controlling interest in its former Chinese subsidiary, Sanhe Sino-Top Resources and Technologies, Ltd ("Sino-Top"). The Company intends to raise additional funds through private equity financing, which will help fund the required capital outlays related to bringing the Mexican property into production. It will also fund the monthly expenditures at Silver Dragon head office until late 2009, at which time it will have to seek further financing. There can be no assurance the Company can successfully raise monies, and these matters raise some doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Summary of Significant Accounting Policies

a)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CEAC, and Silver Dragon Mining De Mexico S.A. de C.V ( "Silver Dragon Mexico"). During the year the Company sold its controlling interest in Sino-Top but maintained a shareholding that gave the Company significant influence over Sino-Top. It was therefore deconsolidated from the date of sale in accordance with the Financial Accounting Standards Board (“FASB”) statement FASB 141, “Business Combinations”, and accounted for using the equity method of accounting, in accordance with the Accounting Principles Board Opinion (“APB”) 18, “The Equity Method of Accounting for Investments in Common Stock”. All significant inter-company balances and transactions have been eliminated on consolidation.

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (cont'd)

e)	Equity Investment

Equity investments are entities over which the Company exercises significant influence but does not exercise control. These are accounted for using the equity method of accounting in accordance with APB 18 and are initially recognized at cost net of any accumulated impairment loss. The Company's share of these entities' profits or losses after acquisition of its interest is recognized in the statement of operations and cumulative post-acquisition movements are adjusted against the carrying amount of the investment. When the Company's share of losses of these investments equals or exceeds the carrying amount of the investment, the Company only recognizes further losses where it has incurred obligations or made payments on behalf of the affiliate.

f)	Deferred Expenses

Deferred expenses consists of those expenses which will derive benefit for the Company in the future and are deferred until such time as the benefit is realized.

g)

Revenue Recognition

The Company has not earned revenues from its planned principal operations. Revenues incidental to the planned principal operations have been recognized as follows: Revenues from the provision of mine exploration services are recognized when the services are performed and collection is reasonably assured.

Revenues from the sale of silver are recognized when the product is shipped.

h)

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

i)

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred tax assets and liabilities are recorded for differences between the consolidated financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period, increased or decreased by the change in deferred tax assets and liabilities during the period.

j)

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

k)

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

l)

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in United States Dollars)

3. Summary of Significant Accounting Policies (cont'd)

m)

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

Prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board ( " APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ( " APB No.25"), and, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ( " SFAS No. 123"), provided pro forma disclosures of net income and earnings per common share as if the fair value methods had been applied in measuring compensation expense. Under the intrinsic value method, compensation cost for employee stock awards was recognized as the excess, if any, of the deemed fair value for financial reporting purposes of the Company's common stock on the date of grant over the amount an employee must pay to acquire the stock.

For non-employee stock-based compensation, the Company uses the fair value method in accordance with SFAS No. 123R and Emerging Issues Task Force ( " EITF " ) 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

n)

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

4. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, the Company adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not impact the Company's financial position or results of operations.

In September 2006, FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” ("SFAS 158") . The Company has adopted SFAS 158 except for the requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year-end statement of financial position which is effective to fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 158 could have on its consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) could have on its consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in United States Dollars)

4. Recent Accounting Pronouncements (cont'd)

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 160 could have on its consolidated financial statements.

In February 2008, FASB issued FSP on SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140"). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

In March 2008, FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 161 could have on its consolidated financial statements.

In April 2008, FASB issued FSP SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS 142-3"). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles (“GAAP”). FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

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

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in United States Dollars)

4. Recent Accounting Pronouncements (cont'd)

In September 2008, FASB issued FSP SFAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" (“FSP SFAS 133-1 and FIN 45-4”). FSP SFAS 133-1 and FIN 45-4 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. FSP SFAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, FSP SFAS 133-1 and FIN 45-4 clarifies the Board's intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. FSP SFAS 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of FSP SFAS 133-1 and FIN 45-4 will have no impact on the Company's consolidated financial statements.

In December 2008, FASB issued FSP SFAS 140-4 and FIN 46 (R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS 140-4 and FIN 46 (R)”). FSP SFAS 140-4 and FIN 46 (R) amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB SFAS 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46 (R)” are intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46 (R) is effective for reporting periods (annual or interim) ending after December 15, 2008. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

In December 2008, FASB issued FSP SFAS 132 (R)-1, “Employers' Disclosures about Postretirement Benefit Plan Assets”, (“FSP SFAS 132 (R)-1”). FSP SFAS 132 (R)-1 provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. It also includes a technical amendment that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. FSP SFAS 132 (R)-1is effective for fiscal years ending after December 15, 2009. The adoption of FSP SFAS 132 (R)-1 will have no impact on the Company's consolidated financial statements.

5.  Fair Value Measurements

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

Cash and cash equivalents, restricted cash (level 1), other receivables, accounts payable, accrued liabilities, loans payable, and due to related parties (level 2) are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

6.  Other Receivables

Other receivables are $189,883 (2007 - $358,653) gross and are net of an allowance for doubtful accounts of $189,883 (2007 - $254,436). The allowance for doubtful accounts was determined based on management's best estimate of the collectability of the receivables.

7.  Restricted Cash

Restricted cash consisted of a mandatory deposit held as security under workers' safety provisions of the People's Republic of China. The Company can withdraw the interest; however the principal will remain on deposit for the duration of the life of the mining property. The balance as at December 31, 2008 was $nil as the Company was no longer required to consolidate the assets and liabilities of Sanhe Sino-Top Resources & Technologies Ltd., subsequent to the equity sale further detailed in Note 10.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in United States Dollars)

8. Plant and Equipment, net
		Accumulated	December 31, 2008	December 31, 2007
	Cost	Depreciation	Net book value	Net book value
Computer hardware	$53,738	$23,658	$30,080	$80,477
Computer software	45,122	-	45,122	45,123
Vehicles	19,210	7,284	11,926	109,334
Office equipment	60,909	19,078	41,831	59,561
Mine equipment	263,698	74,769	188,929	305,701
Buildings	-	-	-	39,303
Leasehold improvements	195,667	56,100	139,567	174,459
	$638,344	$180,889	$457,455	$813,958

The Company did not claim any depreciation on the computer software as it has not been placed in service.

9.  Mineral Rights

		Cerro Las
	Sino-Top	Minitas
	China	Mexico	Total

Balance, December 31, 2007	$6,131,052	$2,945,845	$9,076,897
Expenditures during the period	-	99,900	99,900
Divestitures during the period	(6,131,052)	-	(6,131,052)
Balance, December 31, 2008	$-	$3,045,745	$3,045,745

Sanhe Sino-Top Resources & Technologies Ltd., China

On December 12, 2008 the Company sold its controlling interest in Sino-Top and therefore deconsolidated the mining rights related to Sino-Top.

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

The consideration payable to Minera Real Victoria, S.A. De C.V. ("Minera") for the assignment of mining and exploration rights consisted of $400,000 and the issuance of 2,000,000 restricted common stock of the Company valued at $1,372,000. In accordance with the terms of the agreement with Minera $200,000 was paid in 2006; $100,000 was due and paid in March 2007; and the final installment of $100,000 was due for payment on March 8, 2008. As of December 31, 2008, the amount due for payment remained outstanding.

The consideration paid by Silver Dragon Mexico to Silvia Villasenor Haro, for consenting to the assignment of rights from Minera, was $50,000. In addition, the exploration rights agreement was amended as follows:

i)The consideration to be paid to the owner for granting the exploration rights shall be $1.50 per ton of economic ore that is extracted from the mine, due and payable monthly, effective six months from the date of execution of the agreement, at a guaranteed minimum of $3,500 per month regardless of ore extraction.

The Company is currently in negotiations with Silvia Villasenor Haro to purchase the Puro Corazon concession and is no longer committed to pay any guaranteed payments since the last payment made to the above.

ii)Silver Dragon Mexico has the option to purchase the Puro Corazon concession and the price shall be $2,000,000 if exercised within three years, or $3,000,000 if exercised within five years, from March 2, 2006, the date of execution of the agreement of consent to assignment of rights.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in United States Dollars)

10.  Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China

On December 12, 2008, the Exploration Unit of North China Nonferrous Geological Exploration Bureau, also known as Huaguan Industrial Corp. (“HIC”), acquired 50%, in addition to its previous 10%, of the Company's equity interest in Sino-Top, not including the Erbahuo property, from the Company in exchange for Chinese Yuan (“RMB”) 30 million (approximately USD$4.4 million). HIC and the Company hold equity interest of 60% and 40%, respectively, in Sino-Top, whose assets now mainly consist of eight exploration properties. With respect to Erbahuo, the ninth exploration property controlled by Sino-Top, it will be 70% owned by the Company and 30% by HIC, subject to regulatory approval. The proceeds will be used to further develop the Company's properties in China and Mexico. All proceeds and expenses from the new venture will be shared between HIC and the Company proportionate to their respective equity interests.

Carrying value of total investment in Sino-Top previously held (90%) as at December 12, 2008	$4,622,541
Carrying value as at December 12, 2008 of 50% holding sold	2,568,078
Proceeds received on disposition of 50% holding	4,384,811
Gain on disposal of 50% holding	$1,816,733

December 31, 2008
Carrying value of investment at December 12, 2008 (40% holding)	$2,054,463
Additional investment	2,618,242
40% share of net loss for the period December 13 – December 31, 2008	(97,699)
Carrying value of investment at December 31, 2008	$4,575,006

Total assets and liabilities associated with the Company's equity investment in Sino-Top are as follows:

December 31, 2008
Total Assets	$3,383,446
Total Liabilities	$5,702,358

11.  Related Party Transactions and Balances

Due to related parties consists of the following:

	December 31, 2008	December 31, 2007
Unpaid Remuneration	$24,497	$36,000
Loans payable	-	435,625
Payable Due	$24,497	$471,625

Loans from directors or companies controlled by directors in the amount of $ Nil (2007 - $435,625) were unsecured, non-interest bearing and had no fixed terms of repayment and have been repaid.

During the year ended December 31, 2008, the Company paid $32,500 (2007 - $ Nil) in interest to a company controlled by a director of the Company, in relation to a loan that was secured by the aforementioned party on behalf of the Company.

During the year ended December 31, 2008, the Company incurred $279,000 (2007 - $162,000) in management fees payable to a company controlled by a director for services rendered other than in his capacity as director.

During the year ended December 31, 2008, the Company incurred $50,000 (2007 – $ Nil) in fees payable to a director for services rendered other than in their capacity as director. There remains a total of $24,497 in fees payable to the director.

During the year ended December 31, 2008, the Company issued 200,000 restricted shares of the Company's stock to a director of the Company for services performed as director. The director also received 500,000 options to purchase shares of the Company's stock at a per share purchase price of $0.23, exercisable for a period of two years from June 18, 2008.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in United States Dollars)

12.  Loans Payable

The loans payable in the amount of $Nil (2007 - $250,000) were unsecured, non-interest bearing and due on demand.

13.  Capital Stock

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
December 31, 2008 and 2007
(Expressed in United States Dollars)

13.  Capital Stock (cont'd)

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
December 31, 2008 and 2007
(Expressed in United States Dollars)

13.  Capital Stock (cont'd)

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

On July 10, 2008, Alpha Capital Anstalt (“Alpha”) and the Company entered into a Settlement Agreement and Release (the "Settlement Agreement") whereby all claims and disputes between the parties relating to the pending litigation were resolved and all agreements between the parties are to terminate - in accordance with the terms of the Settlement Agreement. Additionally, in accordance with the terms of the Settlement Agreement, the Company issued 2,946,734 free trading (shares which include the exercise of the 250,000 Class A and 250,000 Class B warrants at $0.15 per warrant) and 53,266 restricted shares of the Company's stock and paid $100,000 of Alpha's legal fees.

On July 23, 2008 the Company issued 200,000 restricted shares of the Company's stock to a director of the Company for services performed as director. The director also received 500,000 options to purchase shares of the Company's stock at a per share purchase price of $0.23, exercisable for a period of two years from June 18, 2008.

On July 23, 2008 the Company issued share purchase warrants to an employee of a subsidiary of the Company to purchase 20,000 shares of the Company's restricted stock at a per share purchase price of $0.25, exercisable for a period of two years.

On July 29, 2008 the Company closed a private placement totaling 6,666,667 shares of the Company's restricted common stock at $0.15 per share for gross proceeds of $1,000,000.

On September 1, 2008 the Company issued 150,000 shares of the Company's restricted common stock to an individual, pursuant to a consulting agreement dated September 1, 2008 to provide investor relations and information technology services, for fair value of $23,250.

On September 1, 2008 the Company issued 500,000 shares of the Company's restricted common stock to an individual, pursuant to a consulting agreement dated September 1, 2008, for fair value of $77,500.

On November 14, 2008 the Company issued 1,400,000 shares of the Company's restricted common stock to a company, pursuant to an investor relations agreement dated November 14, 2008, for fair value of $147,000.

Warrants

As at December 31, 2008, 8,570,667 warrants were outstanding, having an exercise price of between $0.25 and $5.00 per share with an average remaining contractual life of 1.48 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2007	14,969,000	$2.87
Issued during the year	3,151,667	0.49
Exercised during the year	(500,000)	0.15
Forfeitures during the year	-	-
Expired during the year	(9,050,000)	3.50
Balance, December 31, 2008	8,570,667	$1.48

As at December 31, 2008 the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.25 - $1.00	4,646,667	2.01 years	$0.57
$1.01 - $2.00	2,512,000	1.94 years	$1.55
$2.01 - $5.00	1,412,000	1.24 years	$4.36
	8,570,667

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in United States Dollars)

13.  Capital Stock (cont'd)

During the year ended December 31, 2008, 50,000 share purchase warrants, exercisable at prices between $0.25 and $0.60 expiring two years from their respective date of issuance were issued to a consultant and an employee of a subsidiary of the Company. These warrants were valued using the Black-Scholes model, using key assumptions of volatility between 115.65% and 124.82%, risk-free interest rates between 2.04% and 2.81%, a term life equivalent to the life of the warrants, and reinvestment of all dividends in the Company of zero percent.

Warrants were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 115.65% - 125.96%, a risk-free interest rate of 1.84% - 2.81%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company of zero percent.

Options

As of December 31, 2008, 1,152,000 options were outstanding, having an exercise price between $0.23 and $2.50 per share with an average remaining contractual life of 2.40 years.

		Weighted
	Number of	average exercise
	options	price
Balance, December 31, 2007	552,000	$1.10
Issued during the year	600,000	0.30
Exercised during the year	-	-
Forfeitures during the year	-	-
Expired during the year	-	-
Balance, December 31, 2008	1,152,000	$0.68

As of December 31, 2008 the range of exercise prices of the outstanding options were as follows:
			Weighted
		Average remaining	average exercise
Range of exercise prices	Number of options	contractual life	price
$0.20 - $1.00	1,100,000	2.50 years	$0.59
$1.01 - $2.00	-	-	-
$2.01 - $5.00	52,000	0.38 years	$2.50
	1,152,000

During the year ended December 31, 2008, 600,000 stock options, exercisable at prices between $0.23 and $0.62 with two and three year periods from their respective grant dates were issued to a consultant and a director of the Company. These options were valued at $116,200 using the Black-Scholes model, using key assumptions of volatility of between 117.23% and 125.79%, risk-free interest rates of between 2.39% and 2.89%, a term life equivalent to the life of the options, and reinvestment of all dividends in the Company of zero percent.

14.  Consolidated Statements of Cash Flows Supplemental Disclosures

For the year ended December 31, 2008, stock-based compensation and the current portion of deferred expenses amounted to $2,138,348 (2007 - $472,048). These amounts are included in the consolidated financial statements as follows:

	December 31, 2008	December 31, 2007
Statement of operations (current portion of deferred expenses)	$544,662	$1,008,246
Statement of operations (stock-based compensation expensed)	1,593,686	1,970,064
	$2,138,328	$2,978,310

For the year ended December 31, 2008 there were no cash payments for income taxes (2007 - $ Nil). Cash payments for interest expense amounted to $32,500 (2007 - $15,924).

15.  Litigation

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in United States Dollars)
16. Income Taxes
The Company's income tax provision (recovery) has been calculated as follows:
	2008	2007

Loss before income taxes	$(3,730,799)	$(10,502,741)
Deferred: Expected income tax recovery at the combined average statutory rates of 27.98%
(2007 – 31.18%)	(1,043,871)	(3,274,618)
Losses not available to carryforward	475,945	-
Change in valuation allowance	567,926	3,274,618

Provision for income taxes	$-	$-

The following summarizes the principal temporary differences and related future tax effect:
	2008	2007

Losses carried forward	$6,435,648	$6,808,516
Valuation allowance	(6,435,648)	(6,808,516)

Deferred income tax asset	$-	$-

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

The Company has accumulated approximately $18,900,000 of taxable losses, which may be used to offset future federal taxable income. The utilization of the losses expires in years 2016 to 2028.

The Company's tax returns have not yet been filed and are subject to audit and potential reassessment by taxation authorities. The outcome of audits cannot be reasonably determined and the potential impact on the financial statements is not determinable.

The Tax Reform Act of 1986 (Internal Revenue Code) imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change", as defined by the Internal Revenue Code . Federal and State net operating losses are subject to limitations as a result of these restrictions. Under such circumstances, the Company's ability to utilize its net operating losses against future income may be reduced.

17. Commitments and Contingencies

a) On April 1, 2007, the Company entered into a five year lease agreement for office space with an option to renew for an additional five years. The future minimum commitment under the lease obligations for office premises are as follows:

2009	44,951
2010	46,105
2011	46,105
2012	11,526
$ 148,687

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

b) Under the terms of the agreement with Jaime Muguiro Pena, the Company purchased 100% interest in 10 mining concessions in consideration for $450,000 and the issuance of 450,000 restricted common stock of the Company. The agreement also stipulates that the 450,000 common shares issued under the purchase agreement have a minimum value of $450,000 ($1.00 per share issued), which therefore obligates the Company to compensate for any shortfall in the share price on disposition.

c) Under the terms of the Equity Transfer Agreement with HIC, the Company had committed to provide capital contributions to cover all expenses proportionate to its equity interest in Sino-Top.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in United States Dollars)

18.  Subsequent Events

On January 20, 2009 the Company issued 600,000 shares of the Company's restricted common stock to a company, pursuant to an investor relations agreement dated January 20, 2009, for fair value of $57,000.

On January 21, 2009 the Company issued 650,000 shares of the Company's restricted common stock to a company, pursuant to an investor relations agreement dated January 15, 2009, for fair value of $61,750.

On January 23, 2009 the Company cancelled 250,000 restricted shares of the Company's stock, which were initially issued on August 17, 2007 and requested to be returned and cancelled due to non-performance of contract terms.

On February 4, 2009 the Company issued 100,000 shares of the Company's restricted common stock to an employee of a subsidiary of the Company, in relation to the facilitation of the mill purchase, for fair value of $10,000.

On February 6, 2009 the Company issued 300,000 options, to an individual, to purchase shares of the Company's stock at a per share purchase price of $0.10, exercisable for a period of three years from contract date. The options were issued pursuant to a management consulting agreement dated February 6, 2009.

On February 12, 2009 the Company issued 40,000 shares of the Company's restricted common stock to an employee of a subsidiary of the Company, in relation to investor relations services provided, for fair value of $3,608.

19.  Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

The carrying amount of cash and cash equivalents, restricted cash, other receivables, accounts payable, accrued liabilities, loans payable, and due to related parties, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Currency Risk

While the reporting currency is the US Dollar (“USD”), 42% and 13% of consolidated costs and expenses for the year ended December 31, 2008 are denominated in the RMB and Mexican Peso (“MXN”), respectively. As at December 31, 2008, 4% of the assets and 42% of the liabilities are denominated in MXN. The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between the USD and the MXN.

The Company has not entered into any hedging transactions in an effort to reduce the exposure to currency risk.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
(Expressed in United States Dollars)

20. Segmented Information

As at December 31, 2008	Corporate	China	Mexico	Total

Mineral Rights	$-	$-	$3,045,745	$3,045,745
Equity Investment	$4,575,006	$--	$-	$4,575,006
Total Assets	$6,701,705	$--	$3,288,848	$9,990,553

Year Ended December 31, 2008	Corporate	China	Mexico	Total

Revenues	$-	$-	$-	$-
Depreciation	$52,402	$54,154	$54,447	$161,003
Net Loss Before Income Tax	$(1,670,370)	$(1,570,899)	$(489,530)	$(3,730,799)

As at December 31, 2007	Corporate	China	Mexico	Total

Mineral Rights	$-	$6,131,052	$2,945,845	$9,076,897
Total Assets	$2,299,386	$6,511,700	$3,386,685	$12,197,771

Year Ended December 31, 2007	Corporate	China	Mexico	Total

Revenues	$-	$-	$-	$-
Depreciation	$30,937	$40,433	$44,548	$115,918
Net Loss Before Income Tax	$(6,612,600)	$(1,964,603)	$(1,925,538)	$(10,502,741)