Form 10-Q
period 2009-03-31
Silver Dragon Resources Inc.
filed 2009-05-15
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: march 31, 2009

or

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

Yes ☐       No ☐

APPLICABLE TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 86,068,488 shares of its Common Stock, $0.0001 par value, as of May 14, 2009.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 and 2008

(UNAUDITED)

CONTENTS
Condensed Consolidated Balance Sheets as at March 31, 2009 and December 31, 2008	1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-Month Periods Ended March
31, 2009 and 2008, and Cumulative for the Period from June 15, 1996 [Date of Inception] Through March 31, 2009	2-3
Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2009 and 2008, and Cumulative for the Period from June 15, 1996 [Date of Inception] Through March 31, 2009	4-5
Notes to the Condensed Consolidated Financial Statements	6-11

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$755,121	1,207,227
Current portion of deferred expenses	406,010	544,662
Total Current Assets	1,161,131	1,751,889
Deferred Expenses	168,760	160,458
Plant and Equipment, net (note 5)	434,767	457,455
Mineral Rights (note 6)	3,045,745	3,045,745
Equity Investment (note 7)	4,635,149	4,575,006
Total Assets	9,445,552	9,990,553
LIABILITIES
Current Liabilities
Accounts payable	1,252,344	1,202,442
Accrued liabilities	26,220	87,041
Due to related parties (note 8)	7,935	24,497
Total Liabilities	1,286,499	1,313,980
Commitments and Contingencies (note 11)
STOCKHOLDERS' EQUITY
Capital Stock (note 9)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized 85,893,488 shares issued and outstanding (2008 – 84,753,488 issued and outstanding)	8,589	8,475
Additional Paid-in Capital (note 9)	34,857,567	34,771,264
Stock Subscriptions	(50,000)	(117,500)
Deficit Accumulated During the Exploration Stage	(26,737,006)	(26,043,912)
Accumulated Comprehensive Income	79,903	58,246
Stockholders' Equity	8,159,053	8,676,573
Total Liabilities and Stockholders' Equity	$9,445,552	9,990,553

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three-Month Periods Ended March 31, 2009 and 2008, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through March 31, 2009
(Unaudited)

			For the period from
			June 15, 1996
			[date of inception]
	March 31,	March 31,	through March 31,
	2009	2008	2009
Revenues	$-	$-	$64,888
Cost of Revenues	-	-	74,482
Gross Loss	-	-	(9,594)
Operating Expenses
General and administrative	497,817	1,068,311	20,595,559
Exploration	61,620	204,880	6,959,664
Development (non-mining)	-	-	60,000
Total Operating Expenses	559,437	1,273,191	27,615,223
Loss From Continuing Operations	(559,437)	(1,273,191)	(27,624,817)
Other Income (Expenses)
Gain on sale of controlling interest in subsidiary	-	-	1,816,733
Interest expense	-	-	(36,517)
Interest income – related parties	-	-	15,905
Interest expense - related parties	-	-	(56,846)
Settlement with Cyper Entertainment, Inc.	-	-	(80,000)
Loss on disposal of asset	-	-	(15,371)
Loss on investment	-	-	(61,240)
Net loss on equity investment	(133,657)	-	(231,356)
Loss on sale of marketable securities	-	-	(389,365)
Other	-	-	(24,398)
Total Other Income (Expenses)	(133,657)	-	937,545
Net Loss Before Income Tax (carried forward)	$(693,094)	$(1,273,191)	$(26,687,272)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three-Month Periods Ended March 31, 2009 and 2008, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through March 31, 2009
(Unaudited)

			For the period
			from
			June 15, 1996
			[date of inception]
	March 31,	March 31,	through March 31,
	2009	2008	2009

Net Loss Before Income Tax (brought forward)	$(693,094)	$(1,273,191)	$(26,687,272)

Provision for Income Taxes

Current	-	-	-

Deferred	-	-	-

Net Loss From Continuing Operations, After Tax	(693,094)	(1,273,191)	(26,687,272)

Minority Interest	-	-	253,021

Loss From Discontinued Operations

Loss from discontinued operations (net of tax)	-	-	(302,755)

Net Loss From Discontinued Operations	-	-	(302,755)

Net Loss	(693,094)	(1,273,191)	(26,737,006)

Foreign exchange adjustment	21,657	52,174	79,903

Comprehensive Loss	$(671,437)	$(1,221,017)	$(26,657,103)

Net loss per common share – basic and diluted	$(0.01)	$(0.02)

Net loss on continuing operations per common share – basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	84,965,762	69,706,720

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
For the Three-Month Periods Ended March 31, 2009 and 2008, and
Cumulative for the Period from June 15, 1996 [Date of Inception]
through March 31, 2009
(Unaudited)

			Cumulative
			For the Period
			from June 15, 1996
			[Date of Inception]
	March 31,	March 31,	through March 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss from continuing operations	$(693,094)	$(1,273,191)	$(26,737,006)
Net loss from discontinued operations	-	-	302,755
Net loss	(693,094)	(1,273,191)	(26,434,251)
Adjustments for:
Depreciation	24,554	43,701	357,459
Gain on sale of controlling interest in
subsidiary	-	-	(1,816,733)
Net loss from equity investment	133,657	-	231,356
Shares issued in settlement to Alpha
Capital	-	-	214,281
Warrants issued in settlement to Alpha
Capital	-	-	64,250
Shares issued for services	132,358	444,153	7,536,061
Warrants and options issued for services	21,559	52,000	1,889,086
Minority interest	-	-	(253,021)
Settlement with Cyper Entertainment Inc.	-	-	80,000
Writeoff of deferred offering costs	-	-	-
Write-down of assets	-	-	42,253
Write-down of inventory	-	-	19,169
Loss on investment	-	-	61,240
Changes in non-cash working capital:
Other receivables	-	(30,922)	(15,389)
Deferred expenses	130,350	-	7,319
Accounts payable	49,902	396,630	2,454,844
Accrued liabilities	(60,821)	(80,221)	(4,615)
Accrued officer compensation	-	-	709,500
Inventories	-	-	(28,510)
Net Cash Used in Operating Activities	$(261,535)	$(447,850)	$(14,885,701)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
For the Three-Month Periods Ended March 31, 2009 and 2008, and
Cumulative for the Period from June 15, 1996 [Date of Inception]
through March 31, 2009
(Unaudited)

			Cumulative
			For the Period
			from June 15, 1996
			[Date of Inception]
	March 31,	March 31,	through March 31,
	2009	2008	2009
Cash Flows from Investing Activities
Investments in mineral rights	$-	$-	$(1,554,877)
Proceeds from sale of controlling interest in subsidiary	-	-	4,384,811
Additional contribution to Sino-Top	(193,800)	-	(2,812,042)
Acquisition of plant and equipment	-	(3,997)	(981,486)
Investment in other	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Net Cash Used in Investing Activities	(193,800)	(3,997)	(984,315)
Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants	-	60,000	15,946,016
Share issuance costs	-	(4,200)	(116,562)
Purchase of treasury shares	-	-	(392,830)
Related party advances	10,000	179,975	932,666
Deferred offering costs	-	(25,000)	-
Repayments of related party advances	(26,562)	-	(454,622)
Loans received	-	-	260,000
Repayments of loans payable	-	-	(260,000)
Restricted cash	-	(1,791)	(41,217)
Minority interest	-	-	253,021
Payment of notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Advances payable related party	-	-	245,649
Bank indebtedness	-	65,624	460
Proceeds from stock subscriptions	-	-	124,748
Net Cash Used in Financing Activities	(16,562)	274,608	16,479,403
Effect of Change in Foreign Exchange	19,791	-	145,734
Change in Cash and Cash Equivalents	(452,106)	(177,239)	755,121
Cash and Cash Equivalents - beginning of period	1,207,227	193,138	-
Cash and Cash Equivalents - end of period	$755,121	$15,899	$755,121
Represented by:
Cash	$755,121	$15,899	$755,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009 and 2008
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

SDR and its subsidiaries (the "Company") are in the exploration stage as defined by Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No.7. "Accounting and Reporting For Development Stage Enterprises." As of March 31, 2009, the Company has generated minimal sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

The Company's mission is to acquire and develop a portfolio of silver properties in proven silver districts globally.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2009. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2008.

2. Going Concern and Exploration Stage Activities

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $693,094 for the three-month period ended March 31, 2009 (2008 – $1,273,191) and has accumulated losses since inception of $26,737,006. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its product to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further exploration of its products and services. The Company is currently in discussions with several parties in an attempt to raise debt and/or equity and is considering monetizing certain assets to increase general working capital, finance existing obligations, and fund future exploration programs. Although the Company intends to phase its Mexican operations into some light production by the end of 2009, there is no assurance that it will be able to develop a sufficient customer base to maintain profitable operations. The Company intends to sell its 70% equity interest in the Erbahuo mine, which will help fund the required capital outlays related to bringing the Mexican property into production as well as fund the monthly expenditures at Silver Dragon's head office. There can be no assurance the Company can successfully raise monies, and these matters raise some doubt about the Company's ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Recent Accounting Pronouncements

In April 2009, FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), which provides guidance for making fair value measurements more consistent with the principles presented in SFAS 157. FSP SFAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. It is applicable to all assets and liabilities (e.g. financial and nonfinancial) and will require enhanced disclosures. It is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on the Company’s condensed consolidated financial statements.

In April 2009, FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP SFAS 115-2 and SFAS 124-2”) which provides additional guidance to provide greater clarity about the credit and noncredit component of any other-than-temporary impairment event related to debt securities and to more effectively communicate when an other-than-temporary impairment event has occurred. It is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on the Company’s condensed consolidated financial statements.

In April 2009, FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP SFAS 107-1 and APB 28-1”) which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends APB Opinion 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. It is effective for interim periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on the Company’s condensed consolidated financial statements.

In April 2009, FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, (“FSP SFAS141(R)-1”), which amends and clarifies SFAS 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently reviewing the effect, if any; the proposed guidance will have on the Company’s condensed consolidated financial statements.

In April 2009, the SEC released Staff Accounting Bulletin No. 111 (“SAB 111”), which amends SAB Topic 5-M. SAB 111 notes that FSP SFAS 115-2 and SFAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff’s views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporary impaired.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

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

Cash and cash equivalents (level 1), deferred expenses, accounts payable, accrued liabilities, and due to related parties (level 2) are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

5. Plant and Equipment, net

		Accumulated	March 31, 2009	December 31, 2008
	Cost	Depreciation	Net book value	Net book value
Computer hardware	$53,384	$25,651	$27,733	$30,080
Computer software	45,122	-	45,122	45,122
Vehicles	18,696	6,921	11,775	11,926
Office equipment	60,502	20,847	39,655	41,831
Mine equipment	256,624	71,685	184,939	188,929
Leasehold improvements	195,667	70,124	125,543	139,567
	$629,995	$195,228	$434,767	$457,455

The Company did not claim any depreciation on the computer software as it has not been placed in service.

6. Mineral Rights

Cerro Las
Minitas
Mexico

Balance, December 31, 2008	$3,045,745
Expenditures during the period	-
Balance, March 31, 2009	$3,045,745

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

The consideration payable to Minera Real Victoria, S.A. De C.V. ("Minera") for the assignment of mining and exploration rights consisted of $400,000 and the issuance of 2,000,000 restricted common stock of the Company valued at $1,372,000. In accordance with the terms of the agreement with Minera $200,000 was paid in 2006; $100,000 was due and paid in March 2007; and the final installment of $100,000 was due for payment on March 8, 2008. As of March 31, 2009, the amount due for payment remained outstanding.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

6. Mineral Rights

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

7. Equity Investment

On December 12, 2008, the Exploration Unit of North China Nonferrous Geological Exploration Bureau, also known as Huaguan Industrial Corp. (“HIC”), acquired 50%, in addition to its previous 10%, of the Company’s equity interest in Sino-Top, not including the Erbahuo property, from the Company in exchange for Chinese Yuan (“RMB”) 30 million (approximately USD$4.4 million). HIC and the Company hold equity interest of 60% and 40%, respectively, in Sino-Top, whose assets now mainly consist of eight exploration properties. With respect to Erbahuo, the ninth exploration property controlled by Sino-Top, it will be 70% owned by the Company and 30% by HIC, subject to regulatory approval. The proceeds will be used to further develop the Company’s properties in China and Mexico. All proceeds and expenses from the new venture will be shared between HIC and the Company proportionate to their respective equity interests.

March 31, 2009
Carrying value of investment at December 31, 2008 (40% holding)	$4,575,006
Additional investment	193,800
40% share of net loss for the three-month period ended March 31, 2009	(133,657)
Carrying value of investment at March 31, 2009	$4,635,149

8. Related Party Transactions and Balances

Due to related parties consists of the following:

	March 31, 2009	December 31, 2008
Unpaid Remuneration	$7,935	$24,497

During the three-month period ended March 31, 2009, the Company incurred $72,000 (2008 - $81,000) in management fees payable to a company controlled by a director for services rendered other than in his capacity as director.

During the three-month period ended March 31, 2009, the Company incurred $ Nil (2008 – $40,860) in fees payable to a director for services rendered other than in their capacity as director. There remains a total of $7,935 in fees payable to the director.

9. Capital Stock

Stock Issuances				Deficit
	Common Stock			Accumulated
	Number		Additional	During the		Accumulated	Total
	of		Paid-in	Exploration	Stock	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Subscriptions	Loss	Equity

Balance, December 31, 2008	84,753,488	$8,475	$34,771,264	$(26,043,912)	$(117,500)	$58,246	$8,676,573
Shares issued for services	1,390,000	139	132,219	-	-	-	132,358
Options issued for services	-	-	21,559	-	-	-	21,559
Shares returned and cancelled	(250,000)	(25)	(67,475)	-	67,500	-	-
Other comprehensive loss	-	-	-	-	-	21,657	21,657
Net loss, three-month period ended March 31, 2009	-	-	-	(693,094)	-	-	(693,094)
Balance, March 31, 2009	85,893,488	$8,589	$34,857,567	$(26,737,006)	$(50,000)	$79,903	$8,159,053

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

9. Capital Stock (cont'd)

On January 20, 2009 the Company issued 600,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated January 20, 2009, for fair value of $57,000.

On January 21, 2009 the Company issued 650,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated January 15, 2009, for fair value of $61,750.

On January 23, 2009 the Company cancelled 250,000 restricted shares of the Company’s stock, which were initially issued on August 17, 2007 and requested to be returned and cancelled due to non-performance of contract terms.

On February 4, 2009 the Company issued 100,000 shares of the Company’s restricted common stock to an employee of a subsidiary of the Company, in relation to the facilitation of the mill purchase, for fair value of $10,000.

On February 6, 2009 the Company issued 300,000 options, to an individual, to purchase shares of the Company’s stock at a per share purchase price of $0.10, exercisable for a period of three years from contract date. The options were issued pursuant to a management consulting agreement dated February 6, 2009.

On February 12, 2009 the Company issued 40,000 shares of the Company’s restricted common stock to an individual, in relation to investor relations services provided, for fair value of $3,608.

Warrants

As at March 31, 2009, 7,986,667 warrants were outstanding, having an exercise price between $0.25 and $5.00 per share with an average remaining contractual life of 1.74 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2008	8,570,667	$1.48
Issued during the three month period	-	-
Exercised during the three month period	-	-
Forfeitures during the three month period	-	-
Expired during the three month period	(584,000)	3.50
Balance, March 31, 2009	7,986,667	$1.33

As at March 31, 2009 the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.25 - $1.00	4,646,667	1.76 years	$0.57
$1.01 - $2.00	2,220,000	1.93 years	$1.49
$2.01 - $5.00	1,120,000	1.29 years	$4.20

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

9. Capital Stock (cont'd)

Options

As at March 31, 2009, 1,452,000 options were outstanding, having an exercise price between $0.10 and $2.50 per share with an average remaining contractual life of 2.30 years.

		Weighted
	Number of	average exercise
	options	price
Balance, December 31, 2008	1,152,000	$0.68
Issued during the three month period	300,000	0.10
Exercised during the three month period	-	-
Forfeitures during the three month period	-	-
Expired during the three month period	-	-
Balance, March 31, 2009	1,452,000	$0.56

As at March 31, 2009 the range of exercise prices of the outstanding options were as follows:

			Weighted
		Average remaining	average exercise
Range of exercise prices	Number of options	contractual life	price
$0.10 - $1.00	1,400,000	2.38 years	$0.49
$1.01 - $2.00	-	-	-
$2.01 - $5.00	52,000	0.13 years	$2.50

During the three month period ended March 31, 2009, 300,000 stock options, exercisable at $0.10 with a three year period from the grant date were issued to a consultant to the Company. These options were valued at $21,559 using the Black-Scholes model, using key assumptions of volatility of 122.81%, risk-free interest rates of 1.44%, a term life equivalent to the life of the options, and reinvestment of all dividends in the Company of zero percent.

10. Consolidated Statements of Cash Flows Supplemental Disclosures

For the three month period ended March 31, 2009, stock-based compensation amounted to $304,531 (2008 - $496,153). This amount is included in the condensed consolidated financial statements as follows:

	March 31, 2009	March 31, 2008
Statement of operations (stock-based compensation expensed)	$304,531	$496,153

For the three month period ended, March 31, 2009, there were no cash payments for income taxes or interest expense (2008 - $ Nil).

11. Commitments and Contingencies

a)

On April 1, 2007, the Company entered into a five year lease agreement for office space with an option to renew for an additional five years. The future minimum commitment under the lease obligations for office premises are as follows:

2009	$ 33,601
2010	44,802
2011	44,802
2012	11,201
$ 134,406

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

12. Subsequent Events

On May 1, 2009, the Company issued 175,000 of the Company's restricted common stock to an individual, pursuant to a one-year accounting services contract for fair value of $17,500.

13. Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

The carrying amount of cash and cash equivalents, deferred expenses, accounts payable, accrued liabilities, and due to related parties, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Currency Risk

While the reporting currency is the US Dollar (“USD”), 19% and 5% of consolidated costs and expenses for the quarter ended March 31, 2009 are denominated in the RMB and Mexican Peso (“MXN”), respectively. As at March 31, 2009, 5% of the assets and 44% of the liabilities are denominated in MXN. The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between the USD and the MXN.

The Company has not entered into any hedging transactions in an effort to reduce the exposure to currency risk.

14. Segmented Information

As at March 31, 2009	Corporate	China	Mexico	Total
Mineral Rights	$-	$-	$3,045,745	$3,045,745
Equity Investment	$4,635,149	$-	$-	$4,635,149
Total Assets	$6,158,623	$-	$3,286,829	$9,445,552

Quarter Ended March 31, 2009	Corporate	China	Mexico	Total
Revenues	$-	$-	$-	$-
Depreciation	$13,339	$-	$11,215	$24,554
Net Loss Before Income Tax	$(656,311)	$-	$(36,783)	$(693,094)

As at December 31, 2008	Corporate	China	Mexico	Total
Mineral Rights	$-	$-	$3,045,745	$3,045,745
Equity Investment	$4,575,006	$--	$-	$4,575,006
Total Assets	$6,701,705	$--	$3,288,848	$9,990,553

Year Ended December 31, 2008	Corporate	China	Mexico	Total
Revenues	$-	$-	$-	$-
Depreciation	$52,402	$54,154	$54,447	$161,003
Net Loss Before Income Tax	$(1,670,370)	$(1,570,899)	$(489,530)	$(3,730,799)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN FORWARD-LOOKING INFORMATION

Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein. The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10-K.

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

Plans for the Year 2009.

China

Our properties in China continue to be drilled and tunneled. A feasibility study has been completed on the Erbahuo mine to provide basic data on design, ore dressing and business profits to be used in planning for future large-scale production or for the sale of the asset.Geologic mapping, trenching and drilling work is underway for four of the properties known as Dadi, Saihanaobao, Laopandao and Liangdi. The initial NI 43-101 report on the Erbaohuo property was released on July 17, 2007 the second NI 43-101 commissioned on Laopandao is expected in the fourth quarter of 2009.

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

Management has decided to monetize the Erbahuo mine by selling the asset and is now reviewing possible offers.

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

We expect the cost of exploration activities, mine development and administration costs in Mexico over the next 12 months to be financed by the sale or processing of ore through the new mill recently acquired. This mill is expected to be fully operational in the fourth quarter of 2009, producing concentrates and generating revenue through the sale of those concentrates.

Cash Requirements.

We estimate that approximately $1 million over the next 12 months will be required to fund our anticipated capital requirements and our obligations under the agreements for the concessions in Cerro las Minitas, Mexico and the agreement with Sino-Top, as well as the costs of exploration, mine development and administration. This will be funded from the funds received from our planned sale of 70% equity interest in the Erbahuo mine, the existing and further private placement funds received from HIC our state owned joint venture partner in China and the sale of concentrates from our new mill operation in Mexico.

Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing along with 2,000,000 common shares in 2006, further payments of $100,000 on September 11, 2006, and March 14, 2007, as well as one final payment of $100,000 which was due on March 14, 2008 and still outstanding at May 14, 2009. In addition, we will require additional funds should we choose to purchase the mining concession from Silvia Villasenor Haro.

We have historically satisfied our working capital requirements through the private issuances of equity securities as well as advances from related parties. We will satisfy our capital requirements from the funds received from our planned sale of 70% equity interest in the Erbahuo mine, the existing and further private placement funds received from HIC our state owned joint venture partner in China and the sale of concentrates from our new mill operation in Mexico.

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

After the exploration stage, mining activities in Mexico are carried out in accordance with the permit issued by the General Direction of Mining Ministry of Economy under the plan of operations for mining activity submitted by an applicant. After receiving confirmation of the existence of minerals, we are required to file an application with the General Direction of Mining of the Ministry of Economy to obtain concession titles for the exploitation of the minerals. As of today, we have obtained sixteen (15) Concession Titles for the Exploitation of Minerals in Cerro Las Minitas, which titles were granted according to the applicable provisions of the General Mining Law. We are further required to obtain additional permits commonly referred to as the Sole Environmental License from SEMARNAT and the National Water Commission (NWC). After we successfully obtain concession titles, we are required to submit annual reports in May of each year, detailing the work performed during the designated year on the properties specified by such concession titles.

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

Other than the foregoing, we employ Marc Hazout as President and CEO. In addition, we have three consultants working in our head office in Toronto, an Information Technology and Investor Relations Manager, a Corporate Controller and an Office Administrator, being paid collectively a total of approximately $11,000 per month.

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

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we will require approximately $1 million over the next 12 months to fund our anticipated capital requirements and our obligations under the agreements for the concessions in Cerro las Minitas, Mexico and the agreement with Sino-Top. Our agreement with Jaime Muguiro Pena required us to make a $100,000 payment on closing, with further payments totaling $350,000 made during 2006, along with 450,000 restricted common shares. Our agreement with Ramon Tomas Davila Flores required us to make a payment of closing at $245,000 along with 110,000 restricted common shares. Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing along with 2,000,000 restricted common shares; further payments of $100,000 were paid on September 11, 2006 and March 14, 2007, a final payment of $100,000 was due on March 14, 2008 and remains payable at May 14, 2009. All payments in Mexico were and are subject to Value Added Tax (V.A.T.) for which we are entitled to be refunded as a non-Mexican entity.

We intend to invest approximately $840,000 (which represents 40% of the $2,100,000, in total, committed) into Sino-Top in 2009 of which $193,799 has already been invested towards exploration and property maintenance on the nine properties in the portfolio and conducting a Canadian National Instrument ("NI") 43-101 conversion program on the balance of the eight properties. We currently have a NI 43-101 report for the Erbaohuo property. The second NI 43-101 commissioned on the Laopandao is expected in the fourth quarter of 2009.

We have historically satisfied our working capital requirements through the private issuances of equity securities and from related parties. We will satisfy our capital requirements from the funds received from our planned sale of 70% equity interest in the Erbahuo mine, further private placement funds received from HIC our state owned joint venture partner in China and the sale of concentrates from our new mill operation in Mexico.

We are an exploration stage company, and based on our negative cash flows from operating activities there is uncertainty as to our ability to continue as a going concern.

From inception, we have generated limited revenues and have experienced negative cash flows from operating losses. We anticipate continuing to incur such operating losses and negative cash flows for the foreseeable future, and to accumulate increasing deficits as we increase our expenditures for exploration and mining of minerals, infrastructure, research and development and general corporate purposes. Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability. Our history of operating losses and negative cash flows from operating activities will result in our continued dependence on external financing arrangements. In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure additional external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment. There is no guarantee that we will generate revenues or secure additional external financing. Our financial statements, which have been prepared in accordance with the United States GAAP, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern. See "Management's Plan of Operations".

The reports of independent auditors of our consolidated financial statements included in the previously filed 10-K annual report contain explanatory paragraphs which note our recurring operating losses since inception, our lack of capital and lack of long term contracts related to our business plans, and that these conditions give rise to substantial doubt about our ability to continue as a going concern. In the event that we are unable to successfully achieve future profitable operations and obtain additional sources of financing to sustain our operations, we may be unable to continue as a going concern. See "Management's Plan of Operation" and our consolidated financial statements and notes thereto included in this annual report.

We have a history of operating losses and we anticipate future losses.

Since we changed our business focus to silver exploration, we have generated little revenue. We incurred losses of approximately $3,730,799 and $693,094 respectively, for the fiscal year ended December 31, 2008 and the three month period ending March 31, 2009. We have accumulated losses since inception of approximately $26,737,006. We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever. If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

Pursuant to Section 404 Of The Sarbanes-Oxley Act Of 2002 ("Section 404"), we will be required, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2007, to include in our annual reports, our management's report on internal control over financial reporting and for the fiscal year ending December 31, 2008, the registered public accounting firm's attestation report on our management's assessment of our internal control over financial reporting.

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

As of May 15, 2009, Marc Hazout, a Director, owned beneficially approximately 21% of our outstanding common stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

As of May 15, 2009, the number of shares in the public float on the Over-The-Counter Bulletin Board in the U.S. is approximately 86,068,488. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability of a large number of shares.

The price of our common stock is volatile, which may cause investment losses for our shareholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.06 to a high of $0.26 on the Over-The-Counter Bulletin Board. The trading price of our common stock on the Over-The-Counter Bulletin Board is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management's attention and resources.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and March 31, 2009

Net sales were $NIL for both the quarters ended March 31, 2008 and March 31, 2009 as there was no production at any of the mining properties.

Total operating expenses for the Company were $559,437 (March 31, 2008: $1,273,191). There were decreases in exploration expenditures and decreases in General and Administrative expenses due to the Company's need to obtain financing. The overall expenditures decreased compared to 2008 as a result of insufficient funding, consequently impairing the Company's ability to commission advertising and promotions activity similar to those levels in 2008.

Net loss for the quarter ended March 31, 2009 was $693,094, compared to a net loss of $1,273,191 for the similar period in 2008. The principal reason for this is the impact of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company will need additional capital in order to finance its obligations to Sanhe Sino-Top Resources and Technologies Ltd., and the acquired properties in Cerro Las Minitas, Mexico, as well as to continue its attempt to acquire viable businesses and properties and to finance the administrative costs including but not limited to legal and accounting fees.

GOING CONCERN

As of March 31, 2009 the Company had an accumulated deficit of $26,737,006. The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

ITEM 3. CONTROLS AND PROCEDURES

The Company is taking actions to prevent the recurrence of significant deficiencies and material weaknesses in the future, including hiring a Chief Financial Officer and a Chief operating Officer to oversee the financial operations of the Company. Under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of March 31, 2009 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Corporate Controller concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 20, 2009 the Company issued 600,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated January 20, 2009, for fair value of $57,000.

On January 21, 2009 the Company issued 650,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated January 15, 2009, for fair value of $61,750.

On January 23, 2009 the Company cancelled 250,000 restricted shares of the Company’s stock, which were initially issued on August 17, 2007 and requested to be returned and cancelled due to non-performance of contract terms.

On February 4, 2009 the Company issued 100,000 shares of the Company’s restricted common stock to an employee of a subsidiary of the Company, in relation to the facilitation of the mill purchase, for fair value of $10,000.

On February 6, 2009 the Company issued 300,000 options, to an individual, to purchase shares of the Company’s stock at a per share purchase price of $0.10, exercisable for a period of three years from contract date. The options were issued pursuant to a management consulting agreement dated February 6, 2009.

On February 12, 2009 the Company issued 40,000 shares of the Company’s restricted common stock to an individual, in relation to investor relations services provided, for fair value of $3,608.

On May 1, 2009 the Company issued 175,000 of the Company's restricted common stock to an individual, pursuant to a one-year accounting services contract for fair value of $17,500.

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

SILVER DRAGON RESOURCES INC.

Date: May 14th, 2009	/s/ Marc Hazout
By: Marc Hazout, Chief Executive Officer