Form 10-Q
period 2009-06-30
Silver Dragon Resources Inc.
filed 2009-08-14
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

or

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

Yes ☐                 No ☐

APPLICABLE TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 86,718,488 shares of its Common Stock, $0.0001 par value, as of August 14, 2009.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 and 2008

(UNAUDITED)

CONTENTS
Condensed Consolidated Balance Sheets as at June 30, 2009 and December 31, 2008	1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six-Month Periods Ended June 30, 2009 and 2008, and Cumulative for the Period from June 15, 1996 [Date of Inception] Through June 30, 2009

2-3
Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2009 and 2008, and Cumulative for the Period from June 15, 1996 [Date of Inception] Through June 30, 2009	4-5
Notes to the Condensed Consolidated Financial Statements	6-12

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$333,387	$1,207,227
Current portion of deferred expenses	247,058	544,662
Total Current Assets	580,445	1,751,889

Deferred Expenses	113,041	160,458
Plant and Equipment, net (note 5)	431,359	457,455
Mineral Rights (note 6)	3,045,745	3,045,745
Equity Investment (note 7)	4,665,254	4,575,006

Total Assets	$8,835,844	$9,990,553

LIABILITIES
Current Liabilities
Accounts payable	$1,188,476	$1,202,442
Accrued liabilities	25,400	87,041
Due to related parties (note 8)	4,301	24,497
Total Liabilities	1,218,177	1,313,980

Commitments and Contingencies (note 11)

STOCKHOLDERS' EQUITY
Capital Stock (note 9)

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 86,518,488 shares issued and outstanding (2008 – 84,753,488 issued and outstanding)	8,652	8,475

Additional Paid-in Capital (note 9)	34,887,938	34,771,264
Stock Subscriptions	-	(117,500)
Deficit Accumulated During the Exploration Stage	(27,336,814)	(26,043,912)
Accumulated Comprehensive Income	57,891	58,246
Stockholders' Equity	7,617,667	8,676,573

Total Liabilities and Stockholders' Equity	$8,835,844	$9,990,553

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six-Month Periods Ended June 30, 2009 and 2008, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through June 30, 2009
(Unaudited)

					For the period from June 15, 1996 [date of inception] through June 30, 2009

	For the three-month periods ended		For the six-month periods ended
	June 30 2009	June 30 2008	June 30 2009	June 30 2008

Revenues	$-	$-	$-	$-	$64,888

Cost of Revenues	-	-	-	-	74,482

Gross Loss	-	-	-	-	(9,594)

Operating Expenses

General and administrative	576,142	893,297	1,073,959	1,961,608	21,171,701
Exploration	18,819	822,567	80,439	1,027,447	6,978,483
Development (non-mining)	-	-	-	-	60,000
Total Operating Expenses	594,961	1,715,864	1,154,398	2,989,055	28,210,184

Loss From Continuing Operations	(594,961)	(1,715,864)	(1,154,398)	(2,989,055)	(28,219,778)

Other Income (Expenses)

Gain on sale of controlling interest in subsidiary	-	-	-	-	1,816,733
Interest expense	-	-	-	-	(36,517)
Interest income – related parties	-	-	-	-	15,905
Interest expense - related parties	-	-	-	-	(56,846)
Settlement with Cyper Entertainment, Inc.	-	-	-	-	(80,000)
Loss on disposal of asset	-	-	-	-	(15,371)
Loss on investment	-	-	-	-	(158,939)

Net loss on equity investment	(44,058)	-	(177,715)	-	(177,715)
Loss on sale of marketable securities	-	-	-	-	(389,365)
Forgiveness of debt	38,871	-	38,871	-	38,871
Other - Non operating	340	-	340	-	(24,058)
Total Other Income (Expenses)	(4,847)	-	(138,504)	-	932,698

Net Loss Before Income Tax (carried forward)	$(599,808)	$(1,715,864)	$(1,292,902)	$(2,989,055)	$(27,287,080)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six-Month Periods Ended June 30, 2009 and 2008, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through June 30, 2009 (cont’d)
(Unaudited)

					For the period from June 15, 1996 [date of inception] through June 30, 2009

	For the three-month periods ended		For the six-month periods ended
	June 30 2009	June 30 2008	June 30 2009	June 30 2008

Net Loss Before Income Tax (brought forward)	$(599,808)	$(1,715,864)	$(1,292,902)	$(2,989,055)	$(27,287,080)
Provision for Income Taxes
Current	-	-	-	-	-
Deferred	-	-	-	-	-
Net Loss From Continuing Operations, After Tax	(599,808)	(1,715,864)	(1,292,902)	(2,989,055)	(27,287,080)
Minority Interest	-	-	-	-	253,021

Loss From Discontinued Operations
Loss from discontinued operations (net of tax)	-	-	-	-	(302,755)

Net Loss From Discontinued Operations	-	-	-	-	(302,755)
Net Loss	(599,808)	(1,715,864)	(1,292,902)	(2,989,055)	(27,336,814)
Foreign exchange adjustment	(22,012)	(35,466)	(355)	16,708	57,891
Comprehensive Loss	$(621,820)	$(1,751,330)	$(1,293,257)	$(2,972,347)	$(27,278,923)
Net loss per common share – basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Net loss on continuing operations per common share – basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding – basic and diluted	84,965,762	72,216,675	85,288,885	70,969,519

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
For the Six-Month Periods Ended June 30, 2009 and 2008, and
Cumulative for the Period from June 15, 1996 [Date of Inception]
through June 30, 2009
(Unaudited)

	June 30 2009	June 30 2008	Cumulative For the Period from June 15, 1996 [Date of Inception] through June 30, 2009

Cash Flows from Operating Activities
Net loss from continuing operations	$(1,292,902)	$(2,989,055)	$(27,336,814)
Net loss from discontinued operations	-	-	302,755
Net loss	(1,292,902)	(2,989,055)	(27,034,059)
Adjustments for:
Depreciation	50,883	90,831	383,788
Gain on sale of controlling interest in subsidiary	-	-	(1,816,733)
Net loss from equity investment	177,715	-	275,414
Shares issued in settlement to Alpha Capital	-	-	214,281
Warrants issued in settlement to Alpha Capital	-	-	64,250
Shares issued for services	202,233	871,701	7,605,936
Warrants and options issued for services	32,118	52,000	1,899,645
Minority interest	-	-	(253,021)
Settlement with Cyper Entertainment Inc.	-	-	80,000
Writeoff of deferred offering costs	-	-	-
Write-down of assets	-	-	42,253
Write-down of inventory	-	-	19,169
Loss on investment	-	-	61,240

Changes in non-cash working capital:
Other receivables	-	49,944	(15,389)
Deferred expenses	345,021	-	221,990
Accounts payable	(13,966)	147,572	2,390,976
Accrued liabilities	(61,641)	(24,631)	(5,435)
Accrued officer compensation	-	-	709,500
Inventories	-	-	(28,510)
Net Cash Used in Operating Activities	$(560,539)	$(1,801,638)	$(15,184,705)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
For the Six-Month Periods Ended June 30, 2009 and 2008, and
Cumulative for the Period from June 15, 1996 [Date of Inception]
through June 30, 2009 (cont’d)
(Unaudited)

	June 30 2009	June 30 2008	Cumulative For the Period from June 15, 1996 [Date of Inception] through June 30, 2009

Cash Flows from Investing Activities
Investments in mineral rights	$-	$-	$(1,554,877)
Proceeds from sale of controlling interest in subsidiary	-	-	4,384,811
Additional contribution to Sino-Top	(267,963)	-	(2,886,205)
Acquisition of plant and equipment	-	(5,900)	(981,486)
Investment in other	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Net Cash Used in Investing Activities	(267,963)	(5,900)	(1,058,478)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants	-	402,500	15,946,016
Share issuance costs	-	(6,563)	(116,562)
Purchase of treasury shares	-	-	(392,830)
Related party advances	10,000	415,177	932,666
Deferred offering costs	-	25,219	-
Repayments of related party advances	(30,196)	(338,747)	(458,256)
Loans received	-	10,000	260,000
Repayments of loans payable	-	-	(260,000)
Security deposits received	-	1,166,552	-
Restricted cash	-	(2,857)	(41,217)
Minority interest	-	-	253,021
Payment of notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Advances payable related party	-	-	245,649
Bank indebtedness	-	43,510	460
Proceeds from stock subscriptions	-	-	124,748
Net Cash (Used in) Provided by Financing Activities	(20,196)	1,714,791	16,475,769
Effect of Change in Foreign Exchange	(25,142)	-	100,801
Change in Cash and Cash Equivalents	(873,840)	(92,747)	333,387

Cash and Cash Equivalents - beginning of period	1,207,227	193,138	-

Cash and Cash Equivalents - end of period	$333,387	$100,391	$333,387

Represented by:
Cash	$333,387	$100,391	$333,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009 and 2008
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

SDR and its subsidiaries (the "Company") are in the exploration stage as defined by Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No.7. "Accounting and Reporting For Development Stage Enterprises." As of June 30, 2009, the Company has generated minimal sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

The Company's mission is to acquire and develop a portfolio of silver properties in proven silver districts globally.

The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2009. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2008. The company has evaluated subsequent events for recognition or disclosure through August 14, 2009, which was the date we filed this form 10-Q with the SEC.

2.

Going Concern and Exploration Stage Activities

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $1,292,902 for the six-month period ended June 30, 2009 (2008 – $2,989,055) and has accumulated losses since inception of $27,336,814. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its product to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further exploration of its products and services. The Company is currently in discussions with several parties in an attempt to raise debt and/or equity and is considering monetizing certain assets, as well as its 70% interest in the Erbahuo mine, to increase general working capital, finance existing obligations, and fund future exploration programs. Although the Company intends to phase its Mexican operations into some light production by the end of 2009, there is no assurance that it will be able to develop a sufficient customer base to maintain profitable operations. There can be no assurance the Company can successfully raise monies, and these matters raise some doubt about the Company's ability to continue as a going concern.

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009 and 2008
(Unaudited)

3.

Recent Accounting Pronouncements (cont'd)

In May 2009, FASB issued SFAS 165 “Subsequent Events”, (“SFAS 165”), which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements’ and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim and annual periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS 166 "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140." This standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in SFAS 140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS 167 "Amendments to FASB Interpretation No. 46(R)." This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect that adoption of this statement will have a material impact on the Company’s condensed consolidated financial statements.

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

5.

Plant and Equipment, net

		Accumulated	June 30, 2009	December 31, 2008
	Cost	Depreciation	Net book value	Net book value
Computer hardware	$54,399	$27,866	$26,533	$30,080
Computer software	45,122	-	45,122	45,122
Vehicles	20,173	8,137	12,036	11,926
Office equipment	61,670	23,054	38,616	41,831
Mine equipment	276,906	87,854	189,052	188,929
Leasehold improvements	195,667	75,667	120,000	139,567
	$653,937	$222,578	$431,359	$457,455

The Company did not claim any depreciation on the computer software as it has not been placed in service.

6.

Mineral Rights

Cerro Las
Minitas
Mexico

Balance, December 31, 2008	$3,045,745
Expenditures during the period	-
Balance, June 30, 2009	$3,045,745

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009 and 2008
(Unaudited)

6.

Mineral Rights (cont'd)

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

The consideration payable to Minera Real Victoria, S.A. De C.V. ("Minera") for the assignment of mining and exploration rights consisted of $400,000 and the issuance of 2,000,000 restricted common stock of the Company valued at $1,372,000. In accordance with the terms of the agreement with Minera $200,000 was paid in 2006; $100,000 was due and paid in March 2007; and the final installment of $100,000 was due for payment on March 8, 2008. As of June 30, 2009, the amount due for payment remained outstanding.

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

7.

Equity Investment

On December 12, 2008, the Exploration Unit of North China Nonferrous Geological Exploration Bureau, also known as Huaguan Industrial Corp. (“HIC”), acquired 50%, in addition to its previous 10%, of the Company’s equity interest in Sino-Top, not including the Erbahuo property, from the Company in exchange for Chinese Yuan (“RMB”) 30 million (approximately USD$4.4 million). HIC and the Company hold equity interest of 60% and 40%, respectively, on eight of the nine exploration properties held in Sino-Top. With respect to the other property (Erbahuo), it will be 70% owned by the Company and 30% by HIC, subject to regulatory approval. The proceeds will be used to further develop the Company’s properties in China and Mexico. All proceeds and expenses from the new venture will be shared between HIC and the Company proportionate to their respective equity interests.

June 30, 2009
Carrying value of investment at December 31, 2008 (40% holding)	$4,575,006
Additional investment	267,963
40% share of net loss for the six-month period ended June 30, 2009	(177,715)
Carrying value of investment at June 30, 2009	$4,665,254

8.

Related Party Transactions and Balances

Due to related parties consists of the following:

	June 30, 2009	December 31, 2008
Unpaid Remuneration	$4,301	$24,497

During the six-month period ended June 30, 2009, the Company incurred $144,000 (2008 - $135,000) in management fees paid to a company controlled by a director for services rendered other than in his capacity as director.

During the six-month period ended June 30, 2009, the Company incurred $ Nil (2008 – $69,307) in fees paid to a director for services rendered other than in the capacity as director. There remains a total of $4,301 in fees payable to the director.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009 and 2008
(Unaudited)

9.

Capital Stock

Stock Issuances

				Deficit
	Common Stock			Accumulated
	Number		Additional	During the		Accumulated	Total
	of		Paid-in	Exploration	Stock	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Subscriptions	Income	Equity

Balance, December 31, 2008	84,753,488	$8,475	$34,771,264	$(26,043,912)	$(117,500)	$58,246	$8,676,573
Shares issued for services	1,890,000	189	187,619	-	-	-	187,358
Shares issued for compensation	175,000	18	14,857	-	-	-	14,875
Warrants issued for services	-	-	10,559	-	-	-	10,559
Options issued for services	-	-	21,559	-	-	-	21,559
Shares returned and cancelled	(300,000)	(30)	(117,470)	-	117,500	-	-
Other comprehensive loss	-	-	-	-	-	(355)	(355)
Net loss, six-month period ended June 30, 2009	-	-	-	(1,292,902)	-	-	(1,292,902)
Balance, June 30, 2009	86,518,488	$8,652	$34,887,938	$(27,336,814)	$-	$57,891	$7,617,667

On January 20, 2009, the Company issued 600,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated January 20, 2009, for fair value of $57,000.

On January 21, 2009, the Company issued 650,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated January 15, 2009, for fair value of $61,750.

On January 23, 2009, the Company cancelled 250,000 restricted shares of the Company’s stock, which were initially issued on August 17, 2007 and requested to be returned and cancelled due to non-performance of contract terms.

On February 4, 2009, the Company issued 100,000 shares of the Company’s restricted common stock to an employee of a subsidiary of the Company, in relation to the facilitation of the mill purchase, for fair value of $10,000.

On February 6, 2009, the Company issued 300,000 options, to an individual, to purchase shares of the Company’s stock at a per share purchase price of $0.10, exercisable for a period of three years from contract date. The options were issued pursuant to a management consulting agreement dated February 6, 2009.

On February 12, 2009, the Company issued 40,000 shares of the Company’s restricted common stock to an individual, in relation to investor relations services provided, for fair value of $3,608.

On May 1, 2009 the Company issued 175,000 of the Company's restricted common stock to an individual, pursuant to a one-year accounting services contract for fair value of $14,875.

On May 15, 2009, the Company cancelled 50,000 restricted shares of the Company’s stock, which were initially issued on April 2, 2007, and subsequently returned and cancelled due to non-payment of $50,000.

On June 18, 2009, the Company issued 500,000 of the Company’s restricted common stock to an individual in lieu of payment owed relating to services provided in a prior year, for fair value of $55,000.

On June 22, 2009, an individual forfeited warrants originally exercisable at any time during a five year period from March 1, 2007 to purchase 100,000 shares at $2.50 per share and 100,000 shares at $3.00 per share. New warrants were issued to the individual pursuant to an extension to their respective service contract, originally signed March 1, 2007. The new warrants were issued to purchase 100,000 shares at $0.12 per share and 100,000 shares at $0.24 per share expiring on March 1, 2012.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009 and 2008
(Unaudited)

9.

Capital Stock (cont'd)

Warrants

As at June 30, 2009, 7,302,500 warrants were outstanding, having an exercise price between $0.12 and $5.00 per share with an average remaining contractual life of 1.65 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2008	8,570,667	$1.48
Issued during the six month period	200,000	0.18
Exercised during the six month period	-	-
Forfeitures during the six month period	(200,000)	2.75
Expired during the six month period	(1,268,167)	2.82
Balance, June 30, 2009	7,302,500	$1.18

As at June 30, 2009, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.12 - $1.00	4,567,500	1.66 years	$0.56
$1.01 - $2.00	2,017,500	1.87 years	$1.44
$2.01 - $5.00	717,500	0.93 years	$4.37

Options

As at June 30, 2009, 1,400,000 options were outstanding, having an exercise price between $0.10 and $0.95 per share with an average remaining contractual life of 2.13 years.

		Weighted
	Number of	average exercise
	options	price
Balance, December 31, 2008	1,152,000	$0.68
Issued during the six month period	300,000	0.10
Exercised during the six month period	-	-
Forfeitures during the six month period	-	-
Expired during the six month period	(52,000)	2.50
Balance, June 30, 2009	1,400,000	$0.49

As at June 30, 2009, the range of exercise prices of the outstanding options were as follows:

			Weighted
		Average remaining	average exercise
Range of exercise prices	Number of options	contractual life	price
$0.10 - $1.00	1,400,000	2.13 years	$0.49

During the six month period ended June 30, 2009, 300,000 stock options, exercisable at $0.10 with a three year period from the grant date were issued to a consultant to the Company. These options were valued at $21,559 using the Black-Scholes model, using key assumptions of volatility of 122.81%, risk-free interest rates of 1.44%, a term life equivalent to the life of the options, and reinvestment of all dividends in the Company of zero percent.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009 and 2008
(Unaudited)

10.

Consolidated Statements of Cash Flows Supplemental Disclosures

For the six month period ended June 30, 2009, stock-based compensation amounted to $481,732 (2008 - $923,701). This amount is included in the condensed consolidated financial statements as follows:

	June 30, 2009	June 30, 2008
Statement of operations (stock-based compensation expensed)	$481,732	$923,701

For the six month period ended June 30, 2009, there were no cash payments for income taxes or interest expense (2008 - $ Nil).

11.

Commitments and Contingencies

a)

On April 1, 2007, the Company entered into a five year lease agreement for office space with an option to renew for an additional five years. The future minimum commitment under the lease obligations for office premises are as follows:

2009	$24,283
2010	48,568
2011	48,568
2012	12,142
$133,561

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

12.

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

Currency Risk

While the reporting currency is the US Dollar (“USD”), 14% and 5% of consolidated costs and expenses for the six-month period ended June 30, 2009 are denominated in the RMB and Mexican Peso (“MXN”), respectively. As at June 30, 2009, 6% of the assets and 51% of the liabilities are denominated in MXN. The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between the USD and the MXN.

The Company has not entered into any hedging transactions in an effort to reduce the exposure to currency risk.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2009 and 2008
(Unaudited)

13.	Segmented Information

	As at June 30, 2009	Corporate	China	Mexico	Total

	Mineral Rights	$-	$-	$3,045,745	$3,045,745
	Equity Investment	$4,665,254	$-	$-	$4,665,254
	Total Assets	$5,546,636	$-	$3,289,208	$8,835,844

	Six-Months Ended June 30, 2009	Corporate	China	Mexico	Total

	Revenues	$-	$-	$-	$-
	Depreciation	$26,680	$-	$24,403	$50,883
	Net Loss Before Income Tax	$(1,222,132)	$-	$(70,770)	$(1,292,902)

	As at December 31, 2008	Corporate	China	Mexico	Total

	Mineral Rights	$-	$-	$3,045,745	$3,045,745
	Equity Investment	$4,575,006	$--	$-	$4,575,006
	Total Assets	$6,701,705	$--	$3,288,848	$9,990,553

	Year Ended December 31, 2008	Corporate	China	Mexico	Total

	Revenues	$-	$-	$-	$-
	Depreciation	$52,402	$54,154	$54,447	$161,003
	Net Loss Before Income Tax	$(1,670,370)	$(1,570,899)	$(489,530)	$(3,730,799)

14.

Subsequent Events

On July 16, 2009, the Company closed a private placement totaling 200,000 units at $0.10 per unit for gross proceeds of $20,000. Each unit consists of one common share and one $0.25 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

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

Plans for the Year 2009.

China

The properties in China, in which we have an interest, continue to be drilled and tunneled. A feasibility study has been completed on the Erbahuo mine to provide basic data on design, ore dressing and business profits to be used in planning for future large-scale production or for the sale of the asset.Geologic mapping, trenching and drilling work is underway for four of the properties known as Dadi, Saihanaobao, Laopandao and Liangdi. The initial NI 43-101 report on the Erbaohuo property was released on July 17, 2007 the second NI 43-101 commissioned on Laopandao is expected in the fourth quarter of 2009.

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

Cash Requirements.

We estimate that approximately $1 million over the next 12 months will be required to fund our anticipated capital requirements and our obligations under the agreements for the concessions in Cerro las Minitas, Mexico and the agreement with Sino-Top, as well as the costs of exploration, mine development and administration. This will be funded from the funds received from our planned sale of 70% interest in the Erbahuo mine, the existing and further private placement funds received from HIC our state owned joint venture partner in China and the sale of concentrates from our new mill operation in Mexico.

Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing along with 2,000,000 common shares in 2006, further payments of $100,000 on September 11, 2006, and March 14, 2007, as well as one final payment of $100,000 which was due on March 14, 2008 and still outstanding at August 14, 2009. In addition, we will require additional funds should we choose to purchase the mining concession from Silvia Villasenor Haro.

We have historically satisfied our working capital requirements through the private issuances of equity securities as well as advances from related parties. We will satisfy our capital requirements from the funds received from our planned sale of 70% interest in the Erbahuo mine, the existing and further private placement funds received from HIC our state owned joint venture partner in China and the sale of concentrates from our new mill operation in Mexico.

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

Competitive Factors

The silver mining industry is fragmented, with many silver prospectors and producers, small and large. We do not compete with anyone with respect to the Chinese properties or on the Cerro Las Minitas properties. There is no competition for the exploration or removal of minerals from these properties. We will either find silver on the properties or not. If we do not, we will cease or suspend further investment.

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

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we will require approximately $1 million over the next 12 months to fund our anticipated capital requirements and our obligations under the agreements for the concessions in Cerro las Minitas, Mexico and the agreement with Sino-Top. Our agreement with Jaime Muguiro Pena required us to make a $100,000 payment on closing, with further payments totaling $350,000 made during 2006, along with 450,000 restricted common shares. Our agreement with Ramon Tomas Davila Flores required us to make a payment of closing at $245,000 along with 110,000 restricted common shares. Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing along with 2,000,000 restricted common shares; further payments of $100,000 were paid on September 11, 2006 and March 14, 2007, a final payment of $100,000 was due on March 14, 2008 and remains payable at August 14, 2009. All payments in Mexico were and are subject to Value Added Tax (V.A.T.) for which we are entitled to be refunded as a non-Mexican entity.

We intend to invest approximately $840,000 (which represents 40% of the $2,100,000, in total, committed) into Sino-Top in 2009 of which $267,963 has already been invested towards exploration and property maintenance on the nine properties in the portfolio and conducting a Canadian National Instrument (“NI”) 43-101 conversion program on the balance of the eight properties. We currently have a NI 43-101 report for the Erbaohuo property. The second NI 43-101 commissioned on the Laopandao is expected in the fourth quarter of 2009.

We have historically satisfied our working capital requirements through the private issuances of equity securities and from related parties. We will satisfy our capital requirements from the funds received from our planned sale of 70% interest in the Erbahuo mine, further private placement funds received from HIC our state owned joint venture partner in China and the sale of concentrates from our new mill operation in Mexico.

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

Since we changed our business focus to silver exploration, we have generated little revenue. We incurred losses of approximately $3,730,799 and $1,292,902 respectively, for the fiscal year ended December 31, 2008 and the six month period ending June 30, 2009. We have accumulated losses since inception of approximately $27,336,814. We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever. If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

As of August 14, 2009, Marc Hazout, a Director, owned beneficially approximately 21% of our outstanding common stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

As of August 14, 2009, the number of shares in the public float on the Over-The-Counter Bulletin Board in the U.S. is approximately 86,718,488. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability of a large number of shares.

The price of our common stock is volatile, which may cause investment losses for our shareholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.06 to a high of $0.17 on the Over-The-Counter Bulletin Board. The trading price of our common stock on the Over-The-Counter Bulletin Board is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management's attention and resources.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2008 and June 30, 2009

Net sales were $NIL for both the quarters ended June 30, 2008 and June 30, 2009 as there was no production at any of the mining properties.

Total operating expenses for the Company were $1,154,398 (June 30, 2008: $2,989,055). There were decreases in exploration expenditures and decreases in General and Administrative expenses due to the Company's need to obtain financing. The overall expenditures decreased compared to 2008 as a result of insufficient funding, consequently impairing the Company's ability to commission advertising and promotions activity similar to those levels in 2008.

Net loss for the six-months ended June 30, 2009 was $1,292,902, compared to a net loss of $2,989,055 for the similar period in 2008. The principal reason for this is the impact of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company will need additional capital in order to finance its obligations to Sanhe Sino-Top Resources and Technologies Ltd., and the acquired properties in Cerro Las Minitas, Mexico, as well as to continue its attempt to acquire viable businesses and properties and to finance the administrative costs including but not limited to legal and accounting fees.

GOING CONCERN

As of June 30, 2009 the Company had an accumulated deficit of $27,336,814. The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

ITEM 3. CONTROLS AND PROCEDURES

The Company is taking actions to prevent the recurrence of significant deficiencies and material weaknesses in the future, including hiring a Chief Financial Officer and a Chief operating Officer to oversee the financial operations of the Company. Under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of June 30, 2009 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Corporate Controller concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

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

On May 1, 2009 the Company issued 175,000 of the Company's restricted common stock to an individual, pursuant to a one-year accounting services contract for fair value of $14,875.

On May 15, 2009 the Company cancelled 50,000 restricted shares of the Company’s stock, which were initially issued on April 2, 2007 and requested to be returned and cancelled due to non-payment.

On June 18, 2009 the Company issued 500,000 of the Company’s restricted common stock to an individual in lieu of payment owed relating to services provided in a prior year.

On July 16, 2009 the Company closed a private placement totaling 200,000 units at $0.10 per unit for gross proceeds of $20,000. Each unit consists of one common share and one $0.25 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

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

SILVER DRAGON RESOURCES INC.

Date: August 14th, 2009	/s/ Marc Hazout
By: Marc Hazout, Chief Executive Officer