Form 10-Q
period 2009-09-30
Silver Dragon Resources Inc.
filed 2009-11-06
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

or

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

Yes ☐                 No ☐

APPLICABLE TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 86,968,488 shares of its Common Stock, $0.0001 par value, as of November 6, 2009.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 and 2008

(UNAUDITED)

CONTENTS

Condensed Consolidated Balance Sheets as at September 30, 2009 and December 31, 2008	1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine-Month Periods Ended September 30, 2009 and 2008, and Cumulative for the Period from September 15, 1996 [Date of Inception] Through September 30, 2009	2-3

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2009 and 2008, and Cumulative for the Period from June 15, 1996 [Date of Inception] Through September 30, 2009	4-5

Notes to the Condensed Consolidated Financial Statements	6-12

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$154,543	$1,207,227
Current portion of deferred expenses	374,782	544,662
Total Current Assets	529,325	1,751,889

Deferred Expenses	57,323	160,458
Plant and Equipment, net (note 5)	401,277	457,455
Mineral Rights (note 6)	3,045,745	3,045,745
Equity Investment (note 7)	4,621,570	4,575,006

Total Assets	$8,655,240	$9,990,553

LIABILITIES
Current Liabilities
Accounts payable	$1,223,081	$1,202,442
Accrued liabilities	24,579	87,041
Due to related parties (note 8)	-	24,497
Total Liabilities	1,247,660	1,313,980

Commitments and Contingencies (note 11)

STOCKHOLDERS' EQUITY
Capital Stock (note 9)

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 87,568,488 shares issued and outstanding (2008 – 84,753,488 issued and outstanding)	8,757	8,475

Additional Paid-in Capital (note 9)	35,118,633	34,771,264
Stock Subscriptions	-	(117,500)
Deficit Accumulated During the Exploration Stage	(27,786,642)	(26,043,912)
Accumulated Comprehensive Income	66,832	58,246
Stockholders' Equity	7,407,580	8,676,573

Total Liabilities and Stockholders' Equity	$8,655,240	$9,990,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine-Month Periods Ended September 30, 2009 and 2008, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through September 30, 2009
(Unaudited)

					For the period from
					June 15, 1996
	For the three-month periods ended		For the nine-month periods ended		[date of inception]

	September 30	September 30	September 30	September 30	through September 30,
	2009	2008	2009	2008	2009

Revenues	$-	$-	$-	$-	$64,888

Cost of Revenues	-	-	-	-	74,482

Gross Loss	-	-	-	-	(9,594)

Operating Expenses

General and administrative	376,109	1,124,491	1,450,068	3,086,099	21,547,810
Exploration	34,445	450,583	114,884	1,478,030	7,012,928
Development (non-mining)	-	-	-	-	60,000
Total Operating Expenses	410,554	1,575,074	1,564,952	4,564,129	28,620,738

Loss From Continuing Operations	(410,554)	(1,575,074)	(1,564,952)	(4,564,129)	(28,630,332)

Other Income (Expenses)

Gain on sale of controlling interest in subsidiary	-	-	-	-	1,816,733
Interest expense	-	-	-	-	(36,517)
Interest income – related parties	-	-	-	-	15,905
Interest expense - related parties	-	-	-	-	(56,846)
Settlement with Cyper Entertainment, Inc.	-	-	-	-	(80,000)
Loss on disposal of asset	-	-	-	-	(15,371)
Loss on investment	-	-	-	-	(158,939)

Net loss on equity investment	(43,684)	-	(221,399)	-	(221,399)
Loss on sale of marketable securities	-	-	-	-	(389,365)
Forgiveness of debt	-	-	38,871	-	38,871
Other - Non operating	4,410	-	4,750	-	(19,648)
Total Other Income (Expenses)	(39,274)	-	(177,778)	-	893,424

Net Loss Before Income Tax (carried forward)	$(449,828)	$(1,575,074)	$(1,742,730)	$(4,564,129)	$(27,736,908)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine-Month Periods Ended September 30, 2009 and 2008, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through September 30, 2009 (cont’d)
(Unaudited)

					For the period from
					June 15, 1996
	For the three-month periods ended		For the nine-month periods ended		[date of inception]
	September 30	September 30	September 30	September 30	through September 30
	2009	2008	2009	2008	2009

Net Loss Before Income Tax (brought forward)	$(449,828)	$(1,575,074)	$(1,742,730)	$(4,564,129)	$(27,736,908)
Provision for Income Taxes
Current	-	-	-	-	-
Deferred	-	-	-	-	-
Net Loss From Continuing Operations, After Tax	(449,828)	(1,575,074)	(1,742,730)	(4,564,129)	(27,736,908)
Minority Interest	-	-	-	-	253,021
Loss from discontinued operations (net of tax)	-	-	-	-	(302,755)
Net Loss	(449,828)	(1,575,074)	(1,742,730)	(4,564,129)	(27,786,642)
Foreign exchange adjustment	8,231	(24,799)	8,586	(8,091)	66,832
Comprehensive Loss	$(441,597)	$(1,599,873)	$(1,734,144)	$(4,572,220)	$(27,719,810)
Net loss per common share – basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.06)

Net loss on continuing operations per common share – basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	86,568,351	80,430,843	85,783,625	74,142,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2009 and 2008, and
Cumulative for the Period from June 15, 1996 [Date of Inception]
through September 30, 2009
(Unaudited)

			Cumulative
			For the Period
			from June 15, 1996
			[Date of Inception]
	September 30	September 30	through September 30,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss from continuing operations	$(1,742,730)	$(4,564,129)	$(27,786,642)
Net loss from discontinued operations	-	-	302,755
Net loss	(1,742,730)	(4,564,129)	(27,483,887)
Adjustments for:
Depreciation	75,492	129,606	408,397
Gain on sale of controlling interest in subsidiary	-	-	(1,816,733)
Net loss from equity investment	221,399	-	319,098
Shares issued in settlement to Alpha
Capital	-	233,333	214,281
Warrants issued in settlement to Alpha Capital	-	-	64,250
Shares issued for services	363,033	948,254	7,766,736
Warrants and options issued for services	32,118	126,800	1,899,645
Minority interest	-	-	(253,021)
Settlement with Cyper Entertainment Inc.	-	-	80,000
Writeoff of deferred offering costs	-	-	-
Write-down of assets	-	-	42,253
Write-down of inventory	-	-	19,169
Loss on investment	-	-	61,240

Changes in non-cash working capital:
Other receivables	-	103,761	(15,389)
Deferred expenses	273,015	-	149,984
Accounts payable	20,639	(162,721)	2,425,581
Accrued liabilities	(62,462)	(233,695)	(6,256)
Accrued officer compensation	-	-	709,500
Inventories	-	-	(28,510)
Net Cash Used in Operating Activities	$(819,496)	$(3,418,791)	$(15,443,662)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2009 and 2008, and
Cumulative for the Period from June 15, 1996 [Date of Inception]
through September 30, 2009 (cont’d)
(Unaudited)

			Cumulative
			For the Period
			from June 15, 1996
			[Date of Inception]
	September 30	September 30	through September 30,
	2009	2008	2009

Cash Flows from Investing Activities
Investments in mineral rights	$-	$-	$(1,554,877)
Proceeds from sale of controlling interest in subsidiary	-	-	4,384,811
Additional contribution to Sino-Top	(267,963)	-	(2,886,205)
Acquisition of plant and equipment	-	(62,463)	(981,486)
Investment in other	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Net Cash Used in Investing Activities	(267,963)	(62,463)	(1,058,478)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants	70,000	1,477,500	16,016,016
Share issuance costs	-	(6,563)	(116,562)
Purchase of treasury shares	-	-	(392,830)
Related party advances	10,000	415,177	932,666
Deferred offering costs	-	25,219	-
Repayments of related party advances	(34,497)	(540,645)	(462,557)
Loans received	-	10,000	260,000
Repayments of loans payable	-	(260,000)	(260,000)
Security deposits received	-	5,238,299	-
Restricted cash	-	(2,988)	(41,217)
Minority interest	-	-	253,021
Payment of notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Advances payable related party	-	-	245,649
Bank indebtedness	-	-	460
Proceeds from stock subscriptions	-	-	124,748
Net Cash Provided by Financing Activities	45,503	6,355,999	16,541,468
Effect of Change in Foreign Exchange	(10,728)	-	115,215
Change in Cash and Cash Equivalents	(1,052,684)	2,874,745	154,543

Cash and Cash Equivalents - beginning of period	1,207,227	193,138	-

Cash and Cash Equivalents - end of period	$154,543	$3,067,883	$154,543

Represented by:
Cash	$154,543	$3,067,883	$154,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009 and 2008
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

SDR and its subsidiaries (the "Company") are in the exploration stage as defined by Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No.7. "Accounting and Reporting For Development Stage Enterprises." As of September 30, 2009, the Company has generated minimal sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

The Company's mission is to acquire and develop a portfolio of silver properties in proven silver districts globally.

The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2009. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2008. The company has evaluated subsequent events for recognition or disclosure through November 13, 2009, which was the date we filed this form 10-Q with the SEC.

2. Going Concern and Exploration Stage Activities

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $1,742,730 for the nine-month period ended September 30, 2009 (2008 – $4,564,129) and has accumulated losses since inception of $27,786,642. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its product to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further exploration of its products and services. The Company is currently in discussions with several parties in an attempt to raise debt and/or equity and is considering monetizing certain assets, as well as its 70% interest in the Erbahuo mine, to increase general working capital, finance existing obligations, and fund future exploration programs. Although the Company intends to phase its Mexican operations into some light production by the end of 2009, there is no assurance that it will be able to develop a sufficient customer base to maintain profitable operations. There can be no assurance the Company can successfully raise monies, and these matters raise some doubt about the Company's ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Recent Accounting Pronouncements

In April 2009, FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), which provides guidance for making fair value measurements more consistent with the principles presented in SFAS 157. FSP SFAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. It is applicable to all assets and liabilities (e.g. financial and nonfinancial) and will require enhanced disclosures. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 had no impact on the Company’s consolidated financial statements.

In April 2009, FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP SFAS 115-2 and SFAS 124-2”) which provides additional guidance to provide greater clarity about the credit and noncredit component of any other-than-temporary impairment event related to debt securities and to more effectively communicate when an other-than-temporary impairment event has occurred. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP SFAS 115-2 and SFAS124-2 had no impact on the Company’s consolidated financial statements.

In April 2009, FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP SFAS 107-1 and APB 28-1”) which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends APB Opinion 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. It is effective for interim periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 had no impact on the Company’s consolidated financial statements.

In April 2009, FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, (“FSP SFAS141(R)-1”), which amends and clarifies SFAS 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently reviewing the effect, if any; the proposed guidance will have on the Company’s condensed consolidated financial statements.

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
September 30, 2009 and 2008
(Unaudited)

3. Recent Accounting Pronouncements (cont'd)

In May 2009, FASB issued SFAS 165 “Subsequent Events”, (“SFAS 165”), which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements’ and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company’s condensed consolidated financial statements.

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

5. Plant and Equipment, net

		Accumulated	September 30, 2009	December 31, 2008
	Cost	Depreciation	Net book value	Net book value
Computer hardware	$54,082	$30,002	$24,080	$30,080
Computer software	45,122	-	45,122	45,122
Vehicles	19,710	8,603	11,107	11,926
Office equipment	61,305	25,012	36,293	41,831
Mine equipment	270,561	96,103	174,458	188,929
Leasehold improvements	195,667	85,450	110,217	139,567
	$646,447	$245,170	$401,277	$457,455

The Company did not claim any depreciation on the computer software as it has not been placed in service.

6. Mineral Rights

Cerro Las
Minitas
Mexico

Balance, December 31, 2008	$3,045,745
Expenditures during the period	-
Balance, September 30, 2009	$3,045,745

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009 and 2008
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

The consideration payable to Minera Real Victoria, S.A. De C.V. ("Minera") for the assignment of mining and exploration rights consisted of $400,000 and the issuance of 2,000,000 restricted common stock of the Company valued at $1,372,000. In accordance with the terms of the agreement with Minera $200,000 was paid in 2006; $100,000 was due and paid in March 2007; and the final installment of $100,000 was due for payment on March 8, 2008. As of September 30, 2009, the amount due for payment remained outstanding.

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

September 30, 2009
Carrying value of investment at December 31, 2008 (40% holding)	$4,575,006
Additional investment	267,963
40% share of net loss for the nine-month period ended September 30, 2009	(221,399)
Carrying value of investment at September 30, 2009	$4,621,570

8. Related Party Transactions and Balances

Due to related parties consists of the following:

	September 30, 2009	December 31, 2008
Unpaid Remuneration	$-	$24,497

During the nine-month period ended September 30, 2009, the Company incurred $216,000 (2008 - $231,000) in management fees paid to a company controlled by a director for services rendered other than in his capacity as director.

During the nine-month period ended September 30, 2009, the Company incurred $ Nil (2008 – $34,157) in fees paid to a director for services rendered other than in the capacity as director.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

9. Capital Stock

Stock Issuances

				Deficit
	Common Stock			Accumulated
	Number		Additional	During the		Accumulated	Total
	of		Paid-in	Exploration	Stock	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Subscriptions	Income	Equity

Balance, December 31, 2008	84,753,488	$8,475	$34,771,264	$(26,043,912)	$(117,500)	$58,246	$8,676,573
Shares issued for cash	450,000	45	12,363	-	-	-	12,408
Shares issued for services	2,490,000	249	347,909	-	-	-	348,158
Shares issued for compensation	175,000	18	14,857	-	-	-	14,875
Warrants issued for cash	-	-	57,592	-	-	-	57,592
Warrants issued for services	-	-	10,559	-	-	-	10,559
Options issued for services	-	-	21,559	-	-	-	21,559
Shares returned and cancelled	(300,000)	(30)	(117,470)	-	117,500	-	-
Other comprehensive income	-	-	-	-	-	8,586	8,586
Net loss, nine-month period ended September 30, 2009	-	-	-	(1,742,730)	-	-	(1,742,730)

Balance, September 30, 2009	87,568,488	$8,757	$35,118,633	$(27,786,642)	$-	$66,832	$7,407,580

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

On June 22, 2009, an individual forfeited warrants originally exercisable at any time during a five year period from March 1, 2007, to purchase 100,000 shares at $2.50 per share and 100,000 shares at $3.00 per share. New warrants were issued to the individual pursuant to an extension to their respective service contract, originally signed March 1, 2007. The new warrants were issued to purchase 100,000 shares at $0.12 per share and 100,000 shares at $0.24 per share expiring on March 1, 2012.

On July 16, 2009, the Company closed a private placement totaling 200,000 units at $0.10 per unit for gross proceeds of $20,000. Each unit consists of one common share and one $0.25 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

On September 25, 2009, the Company issued 600,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated September 25, 2009, for fair value of $160,800.

On September 30, 2009, the Company closed a private placement totaling 250,000 units at $0.20 per unit for gross proceeds of $50,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements September 30, 2009 and 2008
(Unaudited)

9. Capital Stock (cont'd)

Warrants

As at September 30, 2009, 7,252,500 warrants were outstanding, having an exercise price between $0.12 and $5.00 per share with an average remaining contractual life of 1.54 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2008	8,570,667	$1.48
Issued during the nine month period	650,000	0.32
Exercised during the nine month period	-	-
Forfeitures during the nine month period	(200,000)	2.75
Expired during the nine month period	(1,768,167)	3.01
Balance, September 30, 2009	7,252,500	$0.97

As at September 30, 2009, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.12 - $1.00	5,017,500	1.46 years	$0.55
$1.01 - $2.00	1,767,500	1.87 years	$1.36
$2.01 - $5.00	467,500	1.14 years	$4.04

Options

As at September 30, 2009, 1,400,000 options were outstanding, having an exercise price between $0.10 and $0.95 per share with an average remaining contractual life of 1.88 years.

		Weighted
	Number of	average exercise
	options	price
Balance, December 31, 2008	1,152,000	$0.68
Issued during the nine month period	300,000	0.10
Exercised during the nine month period	-	-
Forfeitures during the nine month period	-	-
Expired during the nine month period	(52,000)	2.50
Balance, September 30, 2009	1,400,000	$0.49

As at September 30, 2009, the range of exercise prices of the outstanding options were as follows:

			Weighted
		Average remaining	average exercise
Range of exercise prices	Number of options	contractual life	price
$0.10 - $1.00	1,400,000	1.88 years	$0.49

During the nine month period ended September 30, 2009, 300,000 stock options, exercisable at $0.10 with a three year period from the grant date were issued to a consultant to the Company. These options were valued at $21,559 using the Black-Scholes model, using key assumptions of volatility of 122.81%, risk-free interest rates of 1.44%, a term life equivalent to the life of the options, and reinvestment of all dividends in the Company of zero percent.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

10. Consolidated Statements of Cash Flows Supplemental Disclosures

For the nine month period ended September 30, 2009, stock-based compensation amounted to $566,107 (2008 - $1,419,642). This amount is included in the condensed consolidated financial statements as follows:

	September 30, 2009	September 30, 2008
Statement of operations (stock-based compensation expensed)	$566,107	$1,419,642

For the nine month period ended September 30, 2009, there were no cash payments for income taxes or interest expense (2008 - $ Nil).

11. Commitments and Contingencies

a)	On April 1, 2007, the Company entered into a five year lease agreement for office space with an option to renew for an additional five years. The future minimum commitment under the lease obligations for office premises are as follows:

2009	$13,164
2010	52,658
2011	52,658
2012	13,165
$131,645

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

b)	Under the terms of the agreement with Jaime Muguiro Pena, the Company purchased 100% interest in 10 mining concessions in consideration for $450,000 and the issuance of 450,000 restricted common stock of the Company. The agreement also stipulates that the 450,000 common shares issued under the purchase agreement have a minimum value of $450,000 ($1.00 per share issued), which therefore obligates the Company to compensate for any shortfall in the share price on disposition.

c)	Under the terms of the Equity Transfer Agreement with HIC, the Company had committed to provide capital contributions to cover all expenses proportionate to its equity interest in Sino-Top.

d)	On September 30, 2009, the Company entered into a Definitive Agreement (“the Agreement”) to sell its Erbahuo project in China to a private Chinese investor for RMB 6 million (approximately USD$882,000). The Agreement is subject to the terms and to regulatory approval, after which the Company will hold 40% equity interest of eight exploration properties held in Sino-Top. The final proceeds, to be received upon regulatory approval, will be used to further develop the Company’s properties in China.

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

Currency Risk

While the reporting currency is the US Dollar (“USD”), 13% and 7% of consolidated costs and expenses for the nine-month period ended September 30, 2009 are denominated in the RMB and Mexican Peso (“MXN”), respectively. As at September 30, 2009, 6% of the assets and 51% of the liabilities are denominated in MXN. The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between the USD and the MXN.

The Company has not entered into any hedging transactions in an effort to reduce the exposure to currency risk.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

13. Segmented Information

As at September 30, 2009	Corporate	China	Mexico	Total

Mineral Rights	$-	$-	$3,045,745	$3,045,745
Equity Investment	$4,621,570	$-	$-	$4,621,570
Total Assets	$5,382,981	$-	$3,272,159	$8,655,240

Nine-Months Ended September 30, 2009	Corporate	China	Mexico	Total

Revenues	$-	$-	$-	$-
Depreciation	$40,019	$-	$35,473	$75,492
Net Loss Before Income Tax	$(1,627,795)	$-	$(114,935)	$(1,742,730)

As at December 31, 2008	Corporate	China	Mexico	Total

Mineral Rights	$-	$-	$3,045,745	$3,045,745
Equity Investment	$4,575,006	$--	$-	$4,575,006
Total Assets	$6,701,705	$--	$3,288,848	$9,990,553

Year Ended December 31, 2008	Corporate	China	Mexico	Total

Revenues	$-	$-	$-	$-
Depreciation	$52,402	$54,154	$54,447	$161,003
Net Loss Before Income Tax	$(1,670,370)	$(1,570,899)	$(489,530)	$(3,730,799)

14. Subsequent Events

In October, the Company closed private placements totaling 400,000 units at $0.20 per unit for gross proceeds of $80,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from the date of the closing of the respective private placements.

On October 13, 2009, the Company issued warrants, to a board member, to purchase 250,000 shares of the Company’s stock at a per share purchase price of $0.25, exercisable for a period of two years from the date of issuance.

On October 14, 2009, the Company issued warrants, to an individual, to purchase 30,000 shares of the Company’s stock at a per share purchase price of $0.25, exercisable for a period of two years from contract date. The warrants were issued pursuant to a management consulting agreement dated October 14, 2009.

On November 1, 2009, the Company issued warrants, to two Strategic Advisory Board members and a consulting group, to purchase 5,100,000 shares of the Company’s stock for a period of five years from the date of issuance. The warrants allow for 600,000 shares to be purchased at a per share purchase price of $0.25 and 4,500,000 shares to be purchased at a per share purchase price of $0.50. The warrants were issued pursuant to two appointments to the Strategic Advisory Board of the Company on October 13, 2009.

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

Plans for the Year 2009.

China

The properties in China, in which we have an interest, continue to be drilled and tunneled. A feasibility study has been completed on the Erbahuo mine to provide basic data on design, ore dressing and business profits to be used in planning for future large-scale production or for the sale of the asset. Geologic mapping, trenching and drilling work is underway for four of the properties known as Dadi, Saihanaobao, Laopandao and Liangdi. The initial NI 43-101 report on the Erbahuo property was released on July 17, 2007 and will be updated in the first quarter of 2010. The second NI 43-101 commissioned on Dadi is also expected in the first quarter of 2010.

The NI 43-101 report on the Erbahuo property recommends additional work in the areas of QA, QC, sampling, survey drill hole recovery and additional sample data for both more reliable interpretation and interpolation. The report recommends that the work be carried out in two phases but that the Phase 2 exploration work not be contingent on the results of Phase 1. However Phase 2 will not commence until Phase 1 is completed. The results of Phase 1 will assist the planning of Phase 2 exploration.

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

Phase 2:

There is additional resource potential for Erbahuo; both along strike and in some areas at depth. It is recommended to carry out additional brownfields exploration to increase the understanding of the geology, and conduct additional drilling. The 3d model indicates that the resource can possibly be extended along strike and is open at depth in some sections. Drilling from surface and possibly from underground should be employed to explore for additional resources at depth and to close the resource along strike. Use the developed 3d models to plan infill drill and other sampling programs. Diamond drilling of 10 holes for 3,000 metres should be planned to infill and target strike and depth resource potential. At least 2 drill holes should twin old holes to check for bias and to determine if historical drilling should be retained in the database or replaced. The cost of drilling is around $100/metre and for assaying $60/assay. We intend to ensure international standard drill program supervision and procedures, downhole deviation measurement, depth of drilling versus core run checks and improve core recovery for the drilling. The drill core must be stored in a core farm. We will follow the exploration program recommended by the NI 43-101 report and revisit the program on a quarterly basis.

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

We expect the cost of exploration activities, mine development and administration costs in Mexico over the next 12 months to be financed by the sale or processing of ore through the new mill recently acquired. This mill is expected to be fully operational in the first quarter of 2010, producing concentrates and generating revenue through the sale of those concentrates.

Cash Requirements.

We estimate that approximately $1.5 million over the next 12 months will be required to fund our anticipated capital requirements and our obligations under the agreements for the concessions in Cerro las Minitas, Mexico and the agreement with Sino-Top, as well as the costs of exploration, mine development and administration. This will be funded from equity financing, the existing and further private placement funds received from HIC our state owned joint venture partner in China and the sale of concentrates from our new mill operation in Mexico.

Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing along with 2,000,000 common shares in 2006, further payments of $100,000 on September 11, 2006, and March 14, 2007, as well as one final payment of $100,000 which was due on March 14, 2008 and still outstanding at November 6, 2009. In addition, we will require additional funds should we choose to purchase the mining concession from Silvia Villasenor Haro.

We have historically satisfied our working capital requirements through the private issuances of equity securities as well as advances from related parties. We will satisfy our capital requirements from equity financing, the funds received from the existing and further private placement funds received from HIC our state owned joint venture partner in China and the sale of concentrates from our new mill operation in Mexico.

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

After the exploration stage, mining activities in Mexico are carried out in accordance with the permit issued by the General Direction of Mining Ministry of Economy under the plan of operations for mining activity submitted by an applicant. After receiving confirmation of the existence of minerals, we are required to file an application with the General Direction of Mining of the Ministry of Economy to obtain concession titles for the exploitation of the minerals. As of today, we have obtained 15 Concession Titles for the Exploitation of Minerals in Cerro Las Minitas, which titles were granted according to the applicable provisions of the General Mining Law. We are further required to obtain additional permits commonly referred to as the Sole Environmental License from SEMARNAT and the National Water Commission (NWC). After we successfully obtain concession titles, we are required to submit annual reports in May of each year, detailing the work performed during the designated year on the properties specified by such concession titles.

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

Mining Rights

In order to conduct mining activities, a CJV must also apply for a mining license from the MLR. Owners of mining rights, or "concessionaires", are granted a mining license to mine for a term of no more than 10 to 30 years, depending on the magnitude or size of the mining project. A mining license owner may extend the term of a mining license with an application 30 days prior to expiration of the term. The annual use fee for a mining license is RMB 1,000 per square kilometre per year.

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

Environmental Laws

In the past ten years, Chinese laws and policies regarding environmental protection have moved towards stricter compliance standards and stronger enforcement. In accordance with the Environmental Protection Law of the PRC adopted by the Standing Committee of the PRC National People's Congress on December 26, 1989, the General Administration of Environmental Protection Bureau under the State Council sets national environmental protection standards. The various local environmental protection bureaus may set stricter local standards for environmental protection. CJVs are required to comply with the stricter of the two standards.

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

Employees and Employment Agreements

We currently have three employees in Mexico not including mining staff.

In China we have one employee serving as administrative staff member in our Beijing representative office and one consultant and director. We pay both the employee and the consultant $9,000 per month in total.

Other than the foregoing, we employ Marc Hazout as President and CEO. In addition, we have three consultants working in our head office in Toronto, an Information Technology and Investor Relations Manager, a Corporate Controller and an Office Administrator, being paid collectively a total of approximately $10,000 per month.

Strategic Advisory Board

The Company has formed a Strategic Advisory Board (“SAB”) which will be comprised of well-known and experienced executives in the financial and mining industries who will act as advisors to the Board of Directors. The SAB currently consists of two members - Robert A. Fung as Chairman and Michael J H Brown. At this time, the SAB will assist with the application for listing on a Canadian stock exchange. On listing, Mr. Fung will become Chairman of the Board of Directors, and will assist in enlisting directors with the skills necessary to transition the Company into a significant global silver explorer and producer. Additional members will be appointed to bring further depth and experience to the SAB. The mandate of the SAB is to assist the Company to formulate its strategic plans and to use their extensive contacts to assist in building the Company.

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

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we will require approximately $1 million over the next 12 months to fund our anticipated capital requirements and our obligations under the agreements for the concessions in Cerro las Minitas, Mexico and the agreement with Sino-Top. Our agreement with Jaime Muguiro Pena required us to make a $100,000 payment on closing, with further payments totaling $350,000 made during 2006, along with 450,000 restricted common shares. Our agreement with Ramon Tomas Davila Flores required us to make a payment of closing at $245,000 along with 110,000 restricted common shares. Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing along with 2,000,000 restricted common shares; further payments of $100,000 were paid on September 11, 2006 and March 14, 2007, a final payment of $100,000 was due on March 14, 2008 and remains payable at November 6, 2009. All payments in Mexico were and are subject to Value Added Tax (V.A.T.) for which we are entitled to be refunded as a non-Mexican entity.

We intend to invest approximately $840,000 (which represents 40% of the $2,100,000, in total, committed) into Sino-Top in 2009 of which $267,963 has already been invested towards exploration and property maintenance on the nine properties in the portfolio and conducting a Canadian National Instrument (“NI”) 43-101 conversion program on the balance of the eight properties. We currently have a NI 43-101 report for the Erbaohuo property. The second NI 43-101 commissioned on the Dadi is expected in the first quarter of 2010.

We have historically satisfied our working capital requirements through the private issuances of equity securities and from related parties. We will satisfy our capital requirements from equity financing, the funds received from the existing and further private placement funds received from HIC our state owned joint venture partner in China and the sale of concentrates from our new mill operation in Mexico.

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

Since we changed our business focus to silver exploration, we have generated little revenue. We incurred losses of approximately $3,730,799 and $1,742,730 respectively, for the fiscal year ended December 31, 2008 and the nine month period ending September 30, 2009. We have accumulated losses since inception of approximately $27,786,642. We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever. If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

As of November 6, 2009, Marc Hazout, a Director, owned beneficially approximately 21% of our outstanding common stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

The value and price of our common shares and warrants, our financial results, and our exploration, development and mining activities may be significantly adversely affected by declines in the price of silver and other precious metals. Silver prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of silver-producing countries throughout the world. The price of silver fluctuates in response to many factors, which are beyond anyone's predictive abilities. The prices used in making the estimates in our plans differ from daily prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated mineralized material quantities, which are affected by a number of additional factors. Because mining occurs over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons. Such reasons include a belief that the low price is temporary, and/or the expense incurred is greater when permanently closing a mine.

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

As of November 6, 2009, the number of shares in the public float on the Over-The-Counter Bulletin Board in the U.S. is approximately 87,968,488. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability of a large number of shares.

The price of our common stock is volatile, which may cause investment losses for our shareholders.

The market for our common stock is highly volatile, having ranged in the last 12 months from a low of $0.06 to a high of $0.42 on the Over-The-Counter Bulletin Board. The trading price of our common stock on the Over-The-Counter Bulletin Board is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management's attention and resources.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2008 and September 30, 2009

Net sales were $NIL for both the quarters ended September 30, 2008 and September 30, 2009 as there was no production at any of the mining properties.

Total operating expenses for the Company were $1,564,952 (September 30, 2008: $4,564,129). There were decreases in exploration expenditures and decreases in General and Administrative expenses due to the Company's need to obtain financing. The overall expenditures decreased compared to 2008 as a result of insufficient funding, consequently impairing the Company's ability to commission advertising and promotions activity similar to those levels in 2008.

Net loss for the nine-months ended September 30, 2009 was $1,742,730, compared to a net loss of $4,564,129 for the similar period in 2008. The principal reason for this is the impact of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company will need additional capital in order to finance its obligations to Sanhe Sino-Top Resources and Technologies Ltd., and the acquired properties in Cerro Las Minitas, Mexico, as well as to continue its attempt to acquire viable businesses and properties and to finance the administrative costs including but not limited to legal and accounting fees.

GOING CONCERN

As of September 30, 2009 the Company had an accumulated deficit of $27,786,642. The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

ITEM 3. CONTROLS AND PROCEDURES

The Company is taking actions to prevent the recurrence of significant deficiencies and material weaknesses in the future, including hiring a Chief Financial Officer and a Chief Operating Officer to oversee the financial operations of the Company. Under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of September 30, 2009 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Corporate Controller concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

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

On September 25, 2009, the Company issued 600,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated September 25, 2009, for fair value of $160,800.

On September 30, 2009, the Company closed a private placement totaling 250,000 units at $0.20 per unit for gross proceeds of $50,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

On September 30, 2009, the Company entered into a Definitive Agreement (“the Agreement”) to sell its Erbahuo project in China to a private Chinese investor for RMB 6 million (approximately USD$882,000). The Agreement is subject to the terms and to regulatory approval, after which the Company will hold 40% equity interest of eight exploration properties held in Sino-Top. The final proceeds, to be received upon regulatory approval, will be used to further develop the Company’s properties in China.

In October, the Company closed private placements totaling 400,000 units at $0.20 per unit for gross proceeds of $80,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from the date of the closing of the respective private placements.

On October 13, 2009, the Company issued warrants, to a board member, to purchase 250,000 shares of the Company’s stock at a per share purchase price of $0.25, exercisable for a period of two years from the date of issuance.

On October 14, 2009, the Company issued warrants, to an individual, to purchase 30,000 shares of the Company’s stock at a per share purchase price of $0.25, exercisable for a period of two years from contract date. The warrants were issued pursuant to a management consulting agreement dated October 14, 2009.

On November 1, 2009, the Company issued warrants, to two Strategic Advisory Board members and a consulting group, to purchase 5,100,000 shares of the Company’s stock for a period of five years from the date of issuance. The warrants allow for 600,000 shares to be purchased at a per share purchase price of $0.25 and 4,500,000 shares to be purchased at a per share purchase price of $0.50. The warrants were issued pursuant to two appointments to the Strategic Advisory Board of the Company on October 13, 2009.

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

SILVER DRAGON RESOURCES INC.

Date: November 6th, 2009	/s/ Marc Hazout
By: Marc Hazout, Chief Executive Officer