Form 10-K
period 2009-12-31
Silver Dragon Resources Inc.
filed 2010-03-31
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to __________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Non-accelerated filer [ ]	Accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

APPLICABLE TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 93,111,257 shares of its Common Stock, $0.0001 par value, as of March 28, 2010.

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. For this purpose any statements contained in this Form 10-K that are not statements of historical facts may be deemed to be forward-looking statements. Without limiting the foregoing, words such as ''may,'' ''will,'' ''expect,'' ''believe,'' ''anticipate,'' ''estimate'' or ''continue'' or comparable terminology is intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to:

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Silver Dragon Resources, Inc. was initially incorporated in the State of Delaware on May 9, 1996 under the name American Electric Automobile Company Inc. On July16, 2002, we amended our Certificate of Incorporation to change our name to American Entertainment & Animation Corporation. On February 25, 2005, we again amended our Certificate of Incorporation to change our name to "Silver Dragon Resources, Inc." in order to better reflect our current business focus on global silver exploration and development. We operate in Mexico through our wholly-owned subsidiary, Silver Dragon Mining De Mexico S.A. de C.V. (''Silver Dragon Mexico''), a Mexican company incorporated on April 21, 2006.

We own a 40% equity interest in Sanhe Sino-Top Resources and Technologies, Ltd. (''Sino-Top''), which was originally incorporated in 2003 as a Chinese company wholly owned by Huaguan Industrial Corp. ("HIC''), a subsidiary of the state-owned North China Geological Exploration Bureau. Sino-Top became an American-Chinese joint venture in 2005. Silver Dragon Resources Inc. acquired Sino-Top in 2006, and currently owns 40% of Sino-Top after having sold 50% of its ownership interest to its Chinese partners. The Chinese side, led by Gansu Shengda Group Ltd. ("Shengda"), at 52%, and HIC, at 8%, collectively own 60% of Sino-Top. Sino-Top holds exclusive exploration and development rights to six properties in northern China (Inner Mongolia), covering a total area of 139 km2. We own a 70% equity interest in the Erbahuo Silver mine via our Chifeng Silver Dragon subsidiary.

We are engaged in the acquisition, exploration and development of silver and other mineral properties in China and Mexico. Our primary focus is the exploration of seven properties located in the Erbaohuo Silver District in Northern China, as well as the Cerro Las Minitas property located in Guadalupe, Durango, Mexico. We are still in our exploration stage and have not generated any revenues from the mining properties in China and Mexico.

Silver Mining Business in China

Erbahuo Projects

On March 16, 2006, we entered into an agreement to acquire certain mining and exploration rights to the Erbaohuo Silver Project by purchasing a 60% interest in Sino-Top from Sino Silver. Sino-Top was an equity joint venture company originally created under the Joint Venture Agreement dated April 14, 2005 between Sino Silver and certain other parties. Pursuant to the Asset Purchase Agreement, we acquired a 60% interest in Sino-Top and became a party to the Joint Venture Agreement. Sino-Top holds the exploration and mining rights to nine properties in the Erbaohuo Silver District in Northern China ("Erbaohuo Projects"). The total purchase price was $650,000 plus 4,000,000 shares of our restricted common stock, all of which had been delivered to Sino Silver following receipt of the requisite approvals to the transfer by the local Provincial Department of Commerce in China. In March 2007 we increased our interest from 60% to 90% in exchange for 2 million restricted common shares of the company. On May 9, 2007 we received approval from the Ministry of Commerce to change the equity joint venture to a contractual joint venture. On June 10, 2008 we signed a letter of intent with our state–owned Chinese Joint venture partner Exploration Unit of North China Nonferrous Geological Exploration Bureau, also known as Huaguan Industrial Corp. (''HIC'') to sell 50% equity interest in Sanhe Sino-Top Resources & Technologies Ltd. (''Sino-Top''), not including the Erbahuo mine, from Silver Dragon in exchange for US$4.5 million. With respect to the Erbahuo mine, the ninth exploration property controlled by Sino-Top, it would be 70% owned by Silver Dragon and 30% by HIC. On November 20, 2008 Gansu Shengda Group Ltd. (Shengda), a private Chinese conglomerate, agreed to acquire 52% of the equity interests in Sanhe Sino-Top Resources & Technologies, Ltd. (''Sino-Top'') from Huaguan Industrial Corp. (``HIC''), Silver Dragon's state-owned Chinese joint venture partner. On January 21, 2010 Sino-Top sold the Saihanaobao and Liangdi Properties to Chinese State-owned Entities for approximately USD$4.2 Million.

Prior to entering into the Asset Purchase Agreement described above, on April 14, 2005 we entered into a Venture Agreement with Sino Silver to acquire 50% of Sino Silver's interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation, and development of the Aobaotugonao property located in the Erbaohuo Silver District. Consideration for the interest included cash payments of $350,000 over a two year period and the issuance of 500,000 shares of our common stock. On closing, we paid $150,000 cash and issued 250,000 restricted common shares. In addition, 4,500,000 restricted common shares were issued to parties who assisted in the transaction. Three million of these shares were subsequently returned to us and cancelled. The Venture Agreement was superseded by the Asset Purchase Agreement described above.

We invested approximately a total of $893,398 into Sino-Top as of December 31, 2009 ($2,618,243 in 2008) and intend to invest funds to support approximately 40% of all of Sino-Top’s expenses in 2010 with the focus on further exploration and bringing the Erbaohuo silver mine and the Dadi mine into production in 2011, conducting advanced stage exploration on Laopandao and conducting further early stage exploration on 4 properties (Zuanxinhu, Aobaotugonao, Shididonggou and Yuanlinzi).

Strategic Cooperation Agreements

Silver Dragon and Sino-Top are party to strategic agreements with various parties, including the North China Geological Exploration Bureau (''NCGEB'').

On July 26, 2006, we signed a Strategic Cooperation Agreement with the Tianjin North China Exploration Bureau (''TNCEB'') in China. The TNCEB has access to mine assets located in various locations in China. The 5-year Agreement provides that prospective mining properties identified by the TNCEB will be referred exclusively to Silver Dragon first. We have 90 days to review geological information and other information we reasonably may request. If we do not wish to develop such properties, TNCEB may show the properties to other prospective purchasers. In the event that Silver Dragon chooses to acquire, develop or exploit any mining opportunities referred by the TNCEB, Silver Dragon and TNCEB will work towards a mutually acceptable working agreement with respect to the purchase and/or development of the mining property. The TNCEB will provide technical, geological and other documentation as may be requested by Silver Dragon as part of its due diligence investigation of prospective properties. In the event that TNCEB does not wish to participate in the joint development of the property, we are required to pay TNCEB the amount equal to 1% of the purchase price of such property in cash or 2% of the purchase price in non-cash consideration, including our common stock. If the seller of the property is an affiliate of TNCEB, we have no payment obligation.

Silver Mining Business in Mexico

Cerro las Minitas Project

On March 2, 2006, Silver Dragon Mexico acquired 16 mining concessions from four individuals by entering into various assignment agreements. The total consideration paid by us through March 2008 is $1,045,000 plus 2,560,000 restricted shares. We were obligated to pay a further $100,000 to one of these individuals by March 8, 2008 to fulfill our obligations under these agreements. On March 13, 2010 the Company settled the outstanding debt of $100,000 through the issuance of 360,000 shares of the Company’s restricted stock.

Cerro las Minitas is comprised of 15 concessions covering 1,413 Hectares. It is located 68 kilometers northeast of the City of Durango, Mexico, and comprises the Cerro las Minitas mining district, part of the prolific silver belt of the Sierra Madre Occidental. An NI 43-101 report has been completed and concluded that the exploration done by Silver Dragon Mexico indicates that the potential resources inferred there justify the cost of further exploration and development.

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

We obtained initial authorizations and the relevant permits for the exploration of Cerro Las Minitas from the Ministry of Natural Resources (''SEMARNAT''). The initial authorization from SERMARNAT authorizing us to initiate the excavation of the soil on Cerro Las Minitas was issued in 2006. The excavation of soil must be carried out using digger machines, which are registered and authorized by SEMARNAT. Our machines are duly registered and authorized by SEMARNAT. The company has documented all requirements and has submitted its Environmental Impact Assessment / Manifestacion, or Manifestacion de Impacto Ambiental (''MIA'') for its Cerro las Minitas silver project in Durango, Mexico that includes a cyanide process for the sulfide handling and Heap Leaching process for the handling of oxides. The MIA was officially submitted on Mar 23, 2009 to the Secretaria de Medio Ambiente y Recursos Naturales of Mexico (''SEMARNAT'') for review, and is the principal document in the application process for a mine operating permit.

After the exploration stage, mining activities in Mexico are carried out in accordance with the permit issued by the General Direction of Mining Ministry of Economy under the plan of operations for mining activity submitted by an applicant. Since our current activities in Mexico are in the exploration stage, we have not yet submitted a plan of operations. After receiving confirmation of the existence of minerals, we are required to file an application with the General Direction of Mining of the Ministry of Economy to obtain concession titles for the exploitation of the minerals. As of today, we have obtained fifteen Concession Titles for the Exploitation of Minerals in Cerro Las Minitas, which titles were granted according to the applicable provisions of the General Mining Law. We are further required to obtain additional permits commonly referred to as the Sole Environmental License from SEMARNAT and the National Water Commission (''NWC''). After we successfully obtain concession titles, we are required to submit annual reports in May of each year, detailing the work performed during the designated year on the properties specified by such concession titles.

Once mining activities commence, we must obtain additional permits and authorizations from the Ministry of Labor to operate special machineries used for the exploration of the Mining Field. Such special machineries include but are not limited to pressured containers, boilers and other machineries designated for mining that are regulated by various National Official Norms (''NOM''). We are also required to file reports on safety, hygiene and minimum wage of our workers to the registry of the Labor Commissions as provided under Mexican Federal Labor Law.

Regulatory Obligations in China

Exploration for and exploitation of mineral resources in China is governed by the Mineral Resources Law of the People’s Republic of China (''PRC'') of 1986, amended effective January 1, 1997, and the Implementation Rules for the Mineral Resources Law of the PRC, effective March 26, 1994. In order to further implement these laws, on February 12, 1998 the State Council issued three sets of regulations: (i) Regulation for Registering to Explore Mineral Resources Using the Block System, (ii) Regulation for Registering to Mine Mineral Resources, and (iii) Regulation for Transferring Exploration and Mining Rights (together with the mineral resources law and implementation rules being referred to herein as "Mineral Resources Law").

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

The company should also apply for other zoning and construction permits to conduct construction on the land. PRC laws require a company to obtain the land zoning permit and construction zoning permit with the local zoning authorities under the Ministry of Construction (''MOCON''). Then, the company is required to enter into a construction contract with a qualified constructor and file the construction contract to the local construction authorities under the MOCON and obtain a construction permit. After the construction is completed, the company should apply for the construction authorities and related environmental and fire departments for the check and acceptance of the construction. Upon the pass of check and acceptance, the company should apply with local housing authorities to register the constructed buildings in its own name and obtain a housing ownership certificate.

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

In China we have one employee serving as administrative staff member in our Beijing legal representative office and one consultant and director. We pay both the employee and the consultant $9,000 per month in total.

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

Our current cash will only fund our business as currently planned for 12 months. We will need additional funding, either through equity or debt financings or partnering arrangements, that could negatively affect us and our stock price.

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $3.5 million over the next 12 months to fund our anticipated capital requirements and our obligations both in Mexico and our corporate office.

We invested approximately a total of $893,398 into Sino-Top as of December 31, 2009 ($2,618,243 in 2008) and intend to invest funds to support approximately 40% of all of Sino-Top’s expenses in 2010 with the focus on further exploration and bringing the Erbaohuo silver mine and the Dadi mine into production in 2011, conducting advanced stage exploration on Laopandao and conducting further early stage exploration on 4 properties (Zuanxinhu, Aobaotugonao, Shididonggou and Yuanlinzi).

We have historically satisfied our working capital requirements through the private issuances of equity securities. We will continue to seek additional funds through such channels and from collaboration and other arrangements with corporate partners. However, we may not be able to obtain adequate funds when needed or funding that is on terms acceptable to us. If we fail to obtain sufficient funds, we may need to delay, scale back or terminate some or all of our mining exploration programs.

We are an exploration stage company, and based on our negative cash flows from operating activities there is uncertainty as to our ability to continue as a going concern.

From inception, we have generated limited revenues and have experienced negative cash flows from operating losses. We anticipate continuing to incur such operating losses and negative cash flows for the foreseeable future, and to accumulate increasing deficits as we increase our expenditures for exploration and mining of minerals, infrastructure, research and development and general corporate purposes. Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability. Our history of operating losses and negative cash flows from operating activities will result in our continued dependence on external financing arrangements. In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure additional external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment. There is no guaranty that we will generate revenues or secure additional external financing. Our financial statements, which have been prepared in accordance with the United States Generally Accepted Accounting Principles (''GAAP''), contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern. See "Management's Plan of Operations".

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

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of approximately $3,862,649 and $3,969,299 respectively, for the fiscal years ended December 31, 2009 and 2008. We have accumulated losses since inception of approximately $30,311,561. We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever. If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

As of March 28, 2010, Marc Hazout, our President and Chief Executive Officer, owned beneficially approximately 19.9% of our outstanding common stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

As of March 28, 2010 the number of shares in the public float on the Over-The-Counter Bulletin Board in the U.S. is approximately 93,111,257. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability of a large number of shares.

The price of our common stock is volatile, which may cause investment losses for our shareholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.06 to a high of $0.49 on the Over-The-Counter Bulletin Board. The trading price of our common stock on the Over-The-Counter Bulletin Board is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management's attention and resources.

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

AGREEMENTS

On March 16, 2006, we entered into an agreement to acquire certain mining and exploration rights to the Erbaohuo Silver Project by purchasing a 60% interest in Sino-Top from Sino Silver. Sino-Top was an equity joint venture company originally created under the Joint Venture Agreement dated April 14, 2005 between Sino Silver and certain other parties. Pursuant to the Asset Purchase Agreement, we acquired a 60% interest in Sino-Top and became a party to the Joint Venture Agreement. Sino-Top holds the exploration and mining rights to nine properties in the Erbaohuo Silver District in Northern China ("Erbaohuo Projects"). The total purchase price was $650,000 plus 4,000,000 shares of our restricted common stock, all of which had been delivered to Sino Silver following receipt of the requisite approvals to the transfer by the local Provincial Department of Commerce in China. In March 2007 we increased our interest from 60% to 90% in exchange for 2 million restricted common shares of the company. On May 9, 2007 we received approval from the Ministry of Commerce to change the equity joint venture to a contractual joint venture. On June 10, 2008 we signed a letter of intent with our state–owned Chinese Joint venture partner Exploration Unit of North China Nonferrous Geological Exploration Bureau, also known as Huaguan Industrial Corp. (``HIC'') to sell 50% equity interest in Sanhe Sino-Top Resources & Technologies Ltd. (``Sino-Top''), not including the Erbahuo mine, from Silver Dragon in exchange for US$4.5 million. With respect to the Erbahuo mine, the ninth exploration property controlled by Sino-Top, it would be 70% owned by Silver Dragon and 30% by HIC. On November 20, 2008 Gansu Shengda Group Ltd. (Shengda), a private Chinese conglomerate, agreed to acquire 52% of the equity interests in Sanhe Sino-Top Resources & Technologies, Ltd. (``Sino-Top'') from Huaguan Industrial Corp. (``HIC''), Silver Dragon's state-owned Chinese joint venture partner. On January 21, 2010 Sino-Top sold the Saihanaobao and Liangdi Properties to Chinese State-owned Entities for approximately USD$4.2 Million.

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

We invested approximately a total of $893,398 into Sino-Top as of December 31, 2009 ($2,618,243 in 2008) and intend to invest funds to support approximately 40% of all of Sino-Top’s expenses in 2010 with the focus on further exploration and bringing the Erbaohuo silver mine and the Dadi mine into production in 2011, conducting advanced stage exploration on Laopandao and conducting further early stage exploration on 4 properties (Zuanxinhu, Aobaotugonao, Shididonggou and Yuanlinzi).

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

The Consejo de Recursos Minerales (''CRM'') has been giving support to the miners in the area since 1977. In 1979, CRM completed 834.55m of diamond drilling in seven holes on the Mina Piña area, which belonged at that time to Mr. Santiago Valdez. Mr. Valdez exploited the mine until 1997, when he suspended operations due to the drop in metal prices. CRM discovered additional mineralization in their drilling, but no further exploration or development of those discoveries has been done. CRM delivered drill and assay data to the operators in the district without interpretation. Silver Dragon's exploration staff is in the process of compiling and analyzing that data.

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

>From 1999 to 2000, Minerales Noranda, SA de CV (''Noranda'') optioned the properties and completed an exploration program including 861 soil and rock samples, an aeromagnetic survey covering the entire district, and seven widely-spaced diamond drill holes (3886 meters total) within the Cerro Las Minitas Dome. Results were encouraging but not up to Noranda's expectations and they abandoned the property. Unfortunately, the original Noranda data has not been found and all that has been located is fragmentary data presented in a summary report by Proyectos Minerales y Topografia, S.A. de C.V. (2001). Most of the core from Noranda's drilling has been located and a partial reexamination of that core has been made to confirm data used in estimating the inferred mineral resource reported herein. Continued re-examination of that core is ongoing, as Noranda's drill logs have not been recovered.

Minera Real Victoria (''MRV'') acquired leases on concessions in the Puro Corazón - Santo Niño area in 2005 and began a program of exploration and development in the area. In May 2005, MRV began driving a 2.5m X 2.5m decline into the old Puro Corazón - Santo Niño workings to develop resources believed to be present there. MRV drove 170 meters of workings to connect with level 2 of the Puro Corazon workings and to make a preliminary exploration of the near surface portion of the La Chive mineralized zone. That work was halted in November, 2005 when MRV entered negotiations with Silver Dragon Resources, Inc to acquire the property. The sampling and resource assessment started by MRV was not completed, but fragmentary data from that work has been recovered.

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

ITEM 3. LEGAL PROCEEDINGS

On or about December 27, 2007, Alpha Capital Anstalt ("Alpha Capital") served an Order to Show Cause and Complaint on Silver Dragon. The Order to Show Cause sought a preliminary injunction (i) directing Silver Dragon to deliver 333,333 shares of its common stock to Alpha Capital and (ii) declaring that the exercise price of Silver Dragon Class A and B warrants purchased by Alpha Capital should be reduced to $0.60 per share. The hearing on the Order to Show Cause was scheduled for January 9, 2008 in the United States District Court for the Southern District of New York. On or about January 14, 2008, an Order Granting Preliminary Injunction By Default was entered against Silver Dragon (i) directing Silver Dragon to deliver 333,333 shares of its common stock to Alpha Capital and (ii) declaring that the exercise price of Silver Dragon Class A and B warrants purchased by Alpha Capital was thereby reduced to $0.60 per share (the "January 14 th Order"). A second Order, restraining the issuance of any shares of Silver Dragon stock pending compliance with the Court’s January 14 th Order, was entered on default against Silver Dragon on or about January 25, 2008. Silver Dragon filed a Motion to Set Aside Default Judgments and also filed an Answer to the Complaint on February 5, 2008. Silver Dragon subsequently withdrew its Motion to Set Aside Default Judgments and complied with the Court’s January 14, 2008 Order. The parties have settled and the company is no longer involved in any legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year ended December 31, 2009, as required to be reported upon by the Company in response to this Item 4.

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

The following sets forth information relating to the trading of our common stock on the Over-The-Counter Bulletin Board.

	Sales Price on the Over-The-Counter Bulletin Board ($)

	High	Low
Fiscal Year Ended December 31, 2008
First Quarter	$0.51	$0.235
Second Quarter	$0.261	$0.135
Third Quarter	$0.17	$0.10
Fourth Quarter	$0.12	$0.07

Fiscal Year Ended December 31, 2009
First Quarter	$0.12	$0.06
Second Quarter	$0.145	$0.075
Third Quarter	$0.30	$0.085
Fourth Quarter	$0.49	$0.213

On March 28, 2010, the closing trade price of our common stock as reported on the Bulletin Board was $0.28 per share. On that date, there were approximately 381 shareholders of record of our common stock.

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

Descriptions of sales of unregistered securities during 2009, not previously reported on the Company's 10-Q

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

On November 3, 2009, the Company closed a private placement totaling 40,000 units at $0.25 per unit for gross proceeds of $10,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

On November 16, 2009, the Company issued 550,000 shares of the Company’s restricted stock to an individual, pursuant to an agreement to purchase further mining concessions. As at December 31, 2009, the agreement had not been finalized and the Company continues to hold possession of the shares until final terms of the agreement have been reached.

Between November and December 2009, the Company closed private placements totaling 3,728,484 units at $0.28 per unit for gross proceeds of $1,043,976. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the respective private placements.

On December 21, 2009, an individual exercised 100,000 options to purchase shares of the Company’s stock at a per share price of $0.115 for gross proceeds of $11,500.

On December 21, 2009, the Company issued warrants, to two individuals, to purchase 2,500 shares of the Company’s stock at a per share purchase price of $0.50, exercisable for a period of one year from the date of issuance.

On December 31, 2009, the Company cancelled 800,000 restricted shares of the Company’s stock, that were initially issued on November 14, 2008, due to non-performance of contract terms.

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

Plans for the Year 2010.

Geologic mapping, trenching and drilling work is underway for seven properties in China. Our mining and exploration activities in Mexico are in the exploration stage. We are in the process of exploring the concessions through drilling, trenching and drifting. Our objective is to find new ore bodies and expand the resource of the existing ore bodies. There are currently four mining shafts, which were used to extract underground ore in the past. We built a ramp directly to one of the main ore bodies. Based on our initital findings, we have concluded that the exploration done by Silver Dragon Mexico indicates that the potential resources inferred there justify the cost of further exploration and development.

We intend to begin an exploration program of detailed geologic mapping, surface geochemical sampling and ground magnetic sampling to collect the basic geotechnical information that will be necessary to support an effective exploration and development program at Cerro Las Minitas. The program will include geologic mapping of the entire outcropping portion of the Cerro Las Minitas Dome at a scale of 1:2000, with more detailed mapping in areas of special interest, and definition of project stratigraphy in detail from examination of exposures and drill core. Additionally, the program will include reconnaissance geochemical soil and rock sampling and ground magnetic surveying to cover the entire property. This first phase program will include drilling 30 diamond drill holes from surface (5,000 meters) to develop oxide resources identified on the property and an additional six diamond drill holes (1,200 meters) drilled from underground to further develop discoveries of sulfide mineralization made during the 2009 exploration program. The goals of this program are:

1.

To compile a basic database of geotechnical information to support effective exploration at Cerro Las Minitas. All existing data will be incorporated into the database and recorded on maps, data sheets and reports on the various categories of geotechnical information. This geotechnical data will bear heavily on every phase of the Cerro Las Minitas exploration project.

2.

To define, by analysis of geotechnical data collected, the sites on the property that offer the best potential for near-term discovery of near-surface oxide ore. Those discoveries are anticipated to extend downwards into unoxidized sulfide ores. Definition of the most favorable sites for further exploration expenditure will enhance the effectiveness of the Project and hasten its development.

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

We expect the cost of exploration, production activities and administration costs in Mexico over the next 12 months to be approximately $1,000,000.

Cash Requirements.

The Company’s current cash will only fund our business as currently planned for 12 months. We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $3.5 million over the next 12 months to fund our anticipated capital requirements in Mexico as well as the costs of administration.

We have historically satisfied our working capital requirements through the private issuances of equity securities. We will continue to seek additional funds through such channels and from collaborative and other arrangements with corporate partners. In particular, we will need $3.5 million in additional funding to continue our operations for the next 12 months. If we fail to obtain sufficient funds, we may need to delay, scale back or terminate some or all of our mining exploration programs.

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

Results of Operation for the Years Ended December 31, 2009 and 2008.

Revenues and Losses

During the years ended December 31, 2009 and 2008, we did not have any revenues.

During the years ended December 31, 2009 and 2008, we incurred operating expenses of $3,387,164 and $5,417,333 respectively. Decreases were mainly due to:

  Lower consulting and management fees as the Company reduced the number of consultants at head office.

  Far less shares issued for services.

  Less advertising and promotion initiatives as the Company aimed to preserve funds.

During the years ended December 31, 2009 and 2008, we reported a net loss of $3,862,649 and $3,969,299 respectively. The reason for the decrease in 2009 is due to factors discussed above.

Liquidity and Capital Resources

As of December 31, 2009, we had $137,448 in cash and $162,824 in other receivables (which represented VAT refunds receivable). In addition, we had accounts payable and accrued liabilities totaling of $1,401,001 for a working capital deficit of ($934,226) compared to working capital of $32,909 in 2008. During 2009, we have been dependent on the issuance of common stock and loans to satisfy expenses.

Going Concern

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying consolidated financial statements, we incurred a large net operating loss in the year ended December 31, 2009, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about our ability to continue as a going concern. Our management has provided operating capital to us and has developed a plan to raise additional capital. Our ability to continue as a going concern is dependent on the success of this plan. The consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Liquidity and Capital Resources

We will need additional capital in order to finance our obligations and the acquired properties in Cerro Las Minitas, Mexico, as well as to continue our attempt to acquire viable businesses and properties and to finance the administrative costs including but not limited to legal and accounting fees. Our management is seeking additional capital. However, there is no assurance that this needed capital can be raised on terms acceptable to us.

Going Concern

As of December 31, 2009, we had an accumulated deficit of $30,311,561. Our continuation as a going concern is uncertain and dependent on successfully achieving future profitable operations and obtaining additional sources of financing to sustain our operations. In the event we cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of our products and services. We plan to pursue additional financing; however there can be no assurance that we will be able to secure financing when needed or obtain such on terms satisfactory to us, if at all.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 through a series of dicussions among management. As a result of this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Name	Age	Position
Marc Hazout	45	Chief Executive Officer, President and Director
Manuel Chan	53	Director
Guoqiang Hao		Director
R.Glen MacMullin	38	Director

Marc Hazout has been our President, Chief Executive Officer and a director since June 1, 2002. Mr. Hazout attended The Canadian Securities Institute from 1998-2000 and in 1999 worked as an equity trader at Swift Trade Securities Inc. in Toronto. In 1998, Mr. Hazout founded and has been President and CEO of Travellers International Inc., a private investment banking firm headquartered in Toronto. Mr. Hazout studied International Relations and Economics at York University in Toronto from 1983 to 1985. Mr. Hazout completed the Real Estate Licensing Course at Humber College in Toronto in 1984. Mr. Hazout is also the President and Chief Executive officer, and a director of CommandCredit Corp.

Manuel Chan joined our board of directors on August 29, 2007. Mr. Chan is also a member of the Board of Directors of Sanhe Sino-Top Resources & Technologies Ltd. ("Sino-Top'') of which Silver Dragon owns a 40% equity interest. Mr. Chan possesses more than 20 years of experience in the real estate sector and holds a Bachelor of Commerce degree in Management Information Systems and Accounting from the University of British Columbia, Canada.

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

Mr. Hao is also a member of the Board of the Directors of Sanhe Sino-Top Resources & Technologies Ltd., a joint venture between Silver Dragon and HIC. Having a dual capacity of corporate executive and government officer, Mr. Hao has extensive connections with China’s mining and industrial circles and the Chinese government.

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

Legal Proceedings

None

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of the copies of Forms 3, 4, and 5, as applicable, and amendments thereto, provided to the Company and the written representations of its directors, executive officers and 10% stockholders, the Company believes that, during the fiscal year 2009, its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended December 31, 2009 and 2008 of the executive officers.

						Non-Equity	Nonqualifie
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position		($)	($)	($)	($)	($)	($)	($)	($)
Marc Hazout,	2009	288,000	-					None	288,000
Director, President and
Chief Executive Officer	2008	288,000	-					None	288,000

DIRECTOR COMPENSATION
					Change in
					Pension
					and Non-
				Non-Equity	Qualified
	Fees Earned	Stock	Option	Incentive	Deferred
	or Paid in	Awards	Awards	Compensation	Compensation	All Other	Total
Name	Cash	($)	($)	($)	Earnings	Compensation	($)
Manuel Chan
2009
2008			315,000				315,000
R. Glen MacMullin
2009
2008			176,000				176,000

We do not have a Long-Term Incentive Plan.

Equity Compensation Plan Information

The Company had no equity compensation plan in 2009.

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

Name and Address of Beneficial Owner	Number of Shares		% Shares	(1)
Marc Hazout (2)
Suite 803, 5160 Yonge Street, Toronto, Ontario, M2N 6L9	18,255,206	(2)	19.9%
Manuel Chan
5515 Elizabeth Street, Vancouver, B.C., V5Y 3K1	500,000		0.55%
Glen MacMullin
89 Third Avenue, Ottawa, Ontario, K1S 2J7	0		0%
Guoqiang Hao
	250,000		0.27%
Officers and Directors as a group	19,005,206		20.72%

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

On November 2, 2007, we issued 500,000 share purchase warrants to Terry Christopher pursuant to his appointment as a Director. On December 5, 2007, we issued 250,000 share purchase warrants to Glen MacMullin pursuant to his appointment as a Director. On October 13, 2009, the Company issued 250,000 share purchase warrants to Glen MacMullin.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by SF Partnership LLP, the principal accountant, was $136,950 for 2008 and $76,690 for 2009.

Audit-Related Fees were $83,000 for 2008 and $36,000 for 2009.

Tax Fees were nil for 2008 and 2009.

All Other Fees were nil for 2008 and 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Date: March 31, 2010	/s/ Marc Hazout
By: Marc Hazout, Chief Executive Officer

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, and 2008

(EXPRESSED IN UNITED STATES DOLLARS)

CONTENTS

Report of Independent Registered Public Accounting Firm	1
Consolidated Balance Sheets as of December 31, 2009, and 2008	2

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2009 and 2008, and Cumulative for the Period from June 15, 1996, [Date of Inception] Through to December 31, 2009

3-4
Consolidated Statements of Stockholders' Equity, Cumulative for the Period from June 15, 1996, [Date of Inception] Through December 31, 2009	5-10
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, and 2008, and Cumulative for the Period from June 15, 1996, [Date of Inception] Through December 31, 2009	11-12
Notes to the Consolidated Financial Statements	13-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of Silver Dragon Resources Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Silver Dragon Resources Inc. and Subsidiaries (a Delaware corporation in the exploration stage) as of December 31, 2009 and 2008, and the consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2009, and cumulative from inception (June 15, 1996) through to December 31, 2009, except as explained as follows: we did not audit the cumulative data from June 15, 1996 to December 31, 2004. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2004, is based solely on the report of other auditors. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Dragon Resources Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Toronto, Canada	SF Partnership, LLP
March 28, 2010	CHARTERED ACCOUNTANTS

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets
(Expressed in United States Dollars)

	December 31	December 31
	2009	2008
ASSETS		(Restated)
Current Assets
Cash and cash equivalents	$137,448	1,207,227
Current portion of deferred expenses	329,327	544,662
Total Current Assets	466,775	1,751,889
Deferred Expenses	13,125	160,458
Plant and Equipment, net (note 8)	370,825	457,455
Mineral Rights (note 9)	3,045,745	3,045,745
Equity Investment (note 10)	4,804,963	4,575,006
Total Assets	$8,701,433	9,990,553
LIABILITIES
Current Liabilities
Accounts payable	$1,095,243	1,202,442
Accrued liabilities	305,758	492,041
Due to related parties (note 11)	-	24,497
Total Liabilities	1,401,001	1,718,980
Commitments and Contingencies (note 16)
STOCKHOLDERS' EQUITY
Capital Stock (note 12)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 91,597,686 shares issued and outstanding (2008 – 84,753,488 issued and outstanding)	9,160	8,475
Additional Paid-in Capital (note 12)	37,771,329	34,771,264
Stock Subscriptions	(209,000)	(117,500)
Deficit Accumulated During the Exploration Stage	(30,311,561)	(26,448,912)
Accumulated Comprehensive Income	40,504	58,246
Stockholders' Equity	7,300,432	8,271,573
Total Liabilities and Stockholders' Equity	$8,701,433	9,990,553

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2009 and 2008, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through to December 31, 2009
(Expressed in United States Dollars)

	December 31 2009	December 31 2008 (Restated)	For the period from June 15, 1996 [date of inception] through December 31, 2009 (Restated)
Revenues	$-	$-	$64,888
Cost of Revenues	-	-	74,482
Gross Loss	-	-	(9,594)
Operating Expenses
General and administrative	3,324,408	3,758,966	23,422,150
Exploration	62,756	1,658,367	6,960,800
Development (non-mining)	-	-	60,000
Total Operating Expenses	3,387,164	5,417,333	30,442,950
Loss From Continuing Operations	(3,387,164)	(5,417,333)	(30,452,544)
Other Income (Expenses)
Gain on sale of controlling interest in subsidiary	-	1,816,733	1,816,733
Interest expense	-	-	(36,517)
Interest income – related parties	-	-	15,905
Interest expense - related parties	-	(32,500)	(56,846)
Settlement with Cyper Entertainment, Inc.	-	-	(80,000)
Loss on disposal of asset	-	-	(15,371)
Gain (Loss) on recognition of an embedded derivative (note 6)	144,000	(238,500)	(261,000)
Loss on investment	-	-	(158,939)
Net loss on equity investment	(663,442)	(97,699)	(663,442)
Loss on sale of marketable securities	-	-	(389,365)
Forgiveness of debt	38,871	-	38,871
Other - Non operating	5,086	-	(19,312)
Total Other Income (Expenses)	(475,485)	1,448,034	190,717
Net Loss Before Income Tax (carried forward)	$(3,862,649)	$(3,969,299)	$(30,261,827)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2009 and 2008, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through to December 31, 2009
(Expressed in United States Dollars)

			For the period from
			June 15, 1996
			[date of inception]
	December 31	December 31	through December 31
	2009	2008	2009
Net Loss Before Income Tax (brought forward)	$(3,862,649)	$(3,969,299)	$(30,261,827)
Provision for Income Taxes
Current	-	-	-
Deferred	-	-	-
Net Loss From Continuing Operations, After Tax	(3,862,649)	(3,969,299)	(30,261,827)
Minority Interest	-	-	253,021
Loss from discontinued operations (net of tax)	-	-	(302,755)
Net Loss	(3,862,649)	(3,969,299)	(30,311,561)
Foreign exchange adjustment	(17,742)	77,949	40,504
Comprehensive Loss	$(3,880,391)	$(3,891,350)	$(30,271,057)
Net loss per common share – basic and diluted	$(0.04)	$(0.05)
Net loss on continuing operations per common share – basic and diluted	$(0.04)	$(0.05)
Weighted average number of common shares outstanding – basic and diluted	86,988,100	76,644,797

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the Period from June 15, 1996 [date of inception]
Through to December 31, 2009
(Expressed in United States Dollars)

				Deficit
	Common Stock			Accumulated
			Additional	During the			Accumulated	Total
	Number of		Paid in	Exploration	Stock	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Subscription	Stock	Income (Loss)	Equity
		$	$	$	$	$	$	$
Shares issued to founder for cash	333,334	33	967	-	-	-	-	1,000
Shares issued to founders for services	55,000	6	159	-	-	-	-	165
Shares issued for investment in CECK	50,000	5	37,495	-	-	-	-	37,500
Shares issued to purchase subsidiary	350,000	35	70	(1,060)	-	-	-	(955)
Shares issued for cash	13,333	1	9,999	-	-	-	-	10,000
Net Loss, 1996	-	-	-	(14,198)	-	-	-	(14,198)
Balance, December 31, 1996 (unaudited)	801,667	80	48,690	(15,258)	-	-	-	33,512
Shares issued for cash	37,333	4	28,896	-	-	-	-	28,900
Shares issued for services	46,333	5	34,745		-	-		34,750
Shares issued for vehicle	33,333	3	24,997	-	-	-	-	25,000
Net Loss, 1997	-	-	-	(142,622)	-	-	-	(142,622)
Balance, December 31, 1997 (unaudited)	918,666	92	137,328	(157,880)	-	-	-	(20,460)
Shares issued for cash	58,667	6	49,995	-	-	-	-	50,001
Shares issued for vehicle	10,667	1	7,999	-	-	-	-	8,000
Net loss, 1998	-	-	-	(54,404)	-	-	-	(54,404)
Balance, December 31, 1998 (unaudited)	988,000	99	195,322	(212,284)	-	-	-	(16,863)
Shares issued for cash	151,918	15	56,759	-	(4,000)	-	-	52,774
Shares issued for settlement of debt	16,000	2	8,773	-	-	-	-	8,775
Shares issued for services	36,000	3	126,467	-	-	-	-	126,470
Forgiveness of debt of related party	-	-	23,000	-	-	-	-	23,000
Net loss, 1999	-	-	-	(181,898)	-	-	-	(181,898)
Balance, December 31, 1999 (unaudited)	1,191,918	119	410,321	(394,182)	(4,000)	-	-	12,258

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the Period from June 15, 1996 [date of inception]
Through to December 31, 2009 (Cont’d)
(Expressed in United States Dollars)

				Deficit
	Common Stock			Accumulated
			Additional	During the			Accumulated	Total
	Number of		Paid in	Exploration	Stock	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Subscription	Stock	Income (Loss)	Equity
		$	$	$	$	$	$	$
Balance, December 31, 1999 (carried forward)	1,191,918	119	410,321	(394,182)	(4,000)	-	-	12,258
Shares issued for cash	4,296,666	430	667,070	-	(278,539)	-	-	388,961
Shares cancelled for non- payment	(442,433)	(44)	(165,868)	-	153,791	-	-	(12,121)
Shares issued for services	653,667	65	28,365	-	-	-	-	28,430
Shares returned for subscription receivable	(10,667)	(1)	(3,999)	-	4,000	-	-	-
Forgiveness of debt reclassification	-	-	(23,000)	-	-	-	-	(23,000)
Net loss, 2000	-	-	-	(419,296)	-	-	-	(419,296)
Balance, December 31, 2000 (unaudited)	5,689,151	569	912,889	(813,478)	(124,748)	-	-	(24,768)
Shares issued for services	879,415	88	59,814	-	-	-	-	59,902
Shares issued for consulting agreement	300,000	30	29,970	-	-	-	-	30,000
Cash received for subscription receivable	-	-	-	-	124,748	-	-	124,748
Other adjustment	-	-	-	1	-	-	-	1
Net loss, 2001	-	-	-	(339,546)	-	-	-	(339,546)
Balance, December 31, 2001 (unaudited)	6,868,566	687	1,002,673	(1,153,023)	-	-	-	(149,663)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the Period from June 15, 1996 [date of inception]
Through to December 31, 2009 (Cont’d)
(Expressed in United States Dollars)

				Deficit
	Common Stock			Accumulated
			Additional	During the			Accumulated	Total
	Number of		Paid in	Exploration	Stock	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Subscription	Stock	Income (Loss)	Equity
		$	$	$	$	$	$	$
Balance, December 31, 2001 (carried forward)	6,868,566	687	1,002,673	(1,153,023)	-	-	-	(149,663)
Shares issued for cash	400,000	40	17,960	-	-	-	-	18,000
Shares issued for services - related party	1,100,833	110	32,390	-	-	-	-	32,500
Shares issued for the settlement of related party advances	370,000	37	66,619	-	-	-	-	66,656
Shares issued for the settlement of related party advances	116,118	12	23,212	-	-	-	-	23,224
Shares issued for the settlement of related party advances	2,233,333	223	46,777	-	-	-	-	47,000
Shares issued for the reverse acquisition of Cyper	20,000,000	2,000	-	-	-	-	-	2,000
Shares issued in relation to the reverse acquisition of Cyper	4,000,000	400	119,600	-	-	-	-	120,000
Shares rescinded for the cancellation of the reverse acquisition of Cyper	(20,000,000)	(2,000)	-	-	-	-	-	(2,000)
Shares issued for settlement of cancellation of Cyper reverse acquisition	250,000	25	17,475	-	-	-	-	17,500
Shares issued for settlement of advances made for the Cyper settlement	1,388,889	139	62,361	-	-	-	-	62,500
Shares cancelled in lieu of issuance of warrants for past services rendered	(1,912,748)	(191)	-	-	-	-	-	(191)
Stock warrants issued for services – related party	-	-	31,000	-	-	-	-	31,000
Stock warrants exercised by management	3,255,880	326	-	-	-	-	-	326
Cancellation of shares issued in prior years	(65,467)	(7)	7	-	-	-	-	-
Net loss, 2002	-	-	-	(570,874)	-	-	-	(570,874)
Balance, December 31, 2002 (unaudited)	18,005,404	1,801	1,420,074	(1,723,897)	-	-	-	(302,022)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the Period from June 15, 1996 [date of inception]
Through to December 31, 2009 (Cont’d)
(Expressed in United States Dollars)

				Deficit
	Common Stock			Accumulated
			Additional	During the			Accumulated	Total
	Number of		Paid in	Exploration	Stock	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Subscription	Stock	Income (Loss)	Equity
		$	$	$	$	$	$	$
Balance, December 31, 2002 (carried forward)	18,005,404	1,801	1,420,074	(1,723,897)	-	-	-	(302,022)
Shares issued for the settlement of related party advances	4,861,111	486	149,514	-	-	-	-	150,000
Shares issued for the settlement of accounts payable for services performed	66,300	7	1,319	-	-	-	-	1,326
Shares returned as a result of clerical error in a prior year	(66,300)	(7)	(1,319)	-	-	-	-	(1,326)
Net loss, 2003	-	-	-	(414,601)	-	-	-	(414,601)
Balance, December 31, 2003 (unaudited)	22,866,515	2,287	1,569,588	(2,138,498)	-	-	-	(566,623)
Shares issued for the settlement of related party advances	575,000	58	24,942	-	-	-	-	25,000
Short swing profits of shareholder	-	-	50,496	-	-	-	-	50,496
Net loss, 2004	-	-	-	(399,028)	-	-	-	(399,028)
Balance, December 31, 2004	23,441,515	2,345	1,645,026	(2,537,526)	-	-	-	(890,155)
Shares issued for cash	7,175,000	717	596,783	-	(9,500)	-	-	588,000
Shares issued for services	3,950,000	395	814,105	-	-	-	-	814,500
Shares issued for property acquisition	13,500,000	135	388,365	-	-	-	-	388,500
Shares issued for the settlement of accounts payable to related party for services performed	3,254,018	325	813,180	-	-	-	-	813,505
Cancelled stock returned to company	(3,500,000)	(350)	(724,650)	-	-	-	-	(725,000)
Net loss, 2005	-	-	-	(584,879)	-	-	-	(584,879)
Balance, December 31, 2005	35,670,533	3,567	3,532,809	(3,122,405)	(9,500)	-	-	404,471

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the Period from June 15, 1996 [date of inception]
Through to December 31, 2009 (Cont’d)
(Expressed in United States Dollars)

				Deficit
	Common Stock			Accumulated
				During the			Accumulated	Total
	Number of		Additional Paid	Exploration	Stock	Treasury	Comprehensive	Stockholders'
	Shares	Amount	in Capital	Stage	Subscription	Stock	Income (Loss)	Equity
		$	$	$	$	$	$	$
Balance, December 31, 2005 (Carried Forward)	35,670,533	3,567	3,532,809	(3,122,405)	(9,500)	-	-	404,471
Shares issued for cash	13,050,000	1,305	5,155,164	-	458,500	-	-	5,614,969
Shares issued for services	4,180,000	418	2,763,952	-	-	-	-	2,764,370
Shares issued for property acquisition	6,560,000	656	4,728,089	-	-	-	-	4,728,745
Shares issued for the settlement of accounts payable to related party for services performed	2,000,000	200	1,302,780	-	-	-	-	1,302,980
Warrants issued for cash	-	-	4,734,031	-	-	-	-	4,734,031
Warrants issued for services	-	-	207,005	-	-	-	-	207,005
Share issuance costs	-	-	(63,237)	-	-	-	-	(63,237)
Treasury stock	-	-		-	-	(392,830)	-	(392,830)
Other comprehensive loss	-	-	-	-	-	-	(1,562)	(1,562)
Net loss, 2006	-	-	-	(8,692,208)	-	-	-	(8,692,208)
Balance, December 31, 2006 (restated)	61,460,533	6,146	22,360,593	(11,814,613)	449,000	(392,830)	(1,562)	10,606,734
Shares issued for cash	2,989,000	299	1,448,681	-	(499,000)	-	-	949,980
Shares issued for related party debt settlement	500,000	50	424,950	-	-	-	-	425,000
Shares issued for services	2,868,000	286	2,741,764	-	-	-	-	2,742,050
Shares issued for property acquisition	2,000,000	200	2,659,800	-	-	-	-	2,660,000
Shares issued for cash pursuant to exercise of share purchase warrants	5,000	1	3,999	-	-	-	-	4,000
Shares issued for settlement of preliminary injunction	-	-	(165,000)	-	165,000	-	-	-
Treasury stock	(276,545)	(27)	(392,803)	-	-	392,830	-	-
Warrants issued for cash	-	-	1,540,020	-	-	-	-	1,540,020
Warrants issued for related party debt settlement of preliminary injunction	-	-	75,000	-	-	-	-	75,000
Warrants issued for services	-	-	1,102,000	-	-	-	-	1,102,000
Options issued	-	-	459,959	-	-	-	-	459,959
Share issuance costs	-	-	(75,000)	-	-	-	-	(75,000)
Other comprehensive loss	-	-	-	-	-	-	(18,141)	(18,141)
Net loss, 2007 (restated)	-	-	-	(10,665,000)	-	-	-	(10,665,000)
Balance, December 31, 2007 (restated)	69,545,988	6,955	32,183,963	(22,479,613)	115,000	-	(19,703)	9,806,602

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the Period from June 15, 1996 [date of inception]
Through to December 31, 2009 (Cont’d)
(Expressed in United States Dollars)

Deficit
Common Stock			Accumulated
			During the			Accumulated	Total
Number of		Additional Paid	Exploration	Stock	Treasury	Comprehensive	Stockholders'
Shares	Amount	in Capital	Stage	Subscription	Stock	Income (Loss)	Equity
		$		$	$		$	$		$		$
Balance, December 31, 2007 (Carried Forward)	69,545,988		6,955	32,183,963		(22,479,613)	115,000		-		(19,703)	9,806,602
Shares issued for cash	8,349,167		835	1,141,023		-	-				-	1,141,858
Shares issued for settlement	2,833,333		283	398,050		-	(165,000)				-	233,333
Shares issued for services	1,450,000		145	156,855		-	-				-	157,000
Shares issued for compensation	875,000		87	135,663		-	-				-	135,750
Shares issued for settlement of due to related parties	1,200,000		120	107,880		-	-				-	108,000
Shares issued for cash pursuant to exercise of warrants	500,000		50	74,950		-	-				-	75,000
Warrants issued for cash	-		-	260,642		-	-				-	260,642
Warrants issued for settlement of due to related parties	-		-	192,000		-	-				-	192,000
Warrants issued for services	-		-	44,600		-	-				-	44,600
Options issued for services	-		-	82,200		-	-				-	82,200
Share issuance costs	-		-	(6,562)		-	-				-	(6,562)
Shares to be returned	-		-	-		-	(67,500)				-	(67,500)
Other comprehensive loss	-		-	-		-					77,949	77,949
Net loss, 2008 (restated)	-		-	-		(3,969,299)	-				-	(3,969,299)
Balance, December 31, 2008 (restated)	84,753,488		8,475	34,771,264		(26,448,912)	(117,500)		-		58,246	8,271,573
Shares issued for cash	4,729,198		473	506,969		-	-		-		-	507,442
Shares issued for services	2,490,000		249	347,909		-	-		-		-	348,158
Shares issued for compensation	175,000		18	14,857		-	-		-		-	14,875
Shares issued in lieu of agreement	550,000		55	208,945		-	(209,000)		-		-	-
Warrants issued for cash	-		-	711,034		-	-		-		-	711,034
Warrants issued for services	-		-	1,442,484		-	-		-		-	1,442,484
Options issued for services	-		-	24,134		-	-		-		-	24,134
Share issuance costs	-		-	(54,877)		-	-		-		-	(54,877)
Shares returned	(1,100,000)		(110)	(201,390)		-	117,500		-		-	(84,000)
Accumulated comprehensive loss	-		-	-		-	-		-		(17,742)	(17,742)
Net loss, 2009	-		-	-		(3,862,649)	-		-		-	(3,862,649)
Balance December 31, 2009	91,597,686		9,160	37,771,329		(30,311,561)	(209,000)		-		40,504	7,300,432

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008, and
Cumulative for the Period from June 15, 1996 [Date of Inception]
through December 31, 2009
(Expressed in United States Dollars)

			Cumulative
			For the Period
			from June 15, 1996
			[Date of Inception]
			through December 31,
	2009	2008	2009
		(Restated)	(Restated)
Cash Flows from Operating Activities
Net loss from continuing operations	$(3,862,649)	$(3,969,299)	$(30,311,561)
Net loss from discontinued operations	-	-	302,755
Net loss	(3,862,649)	(3,969,299)	(30,008,806)
Adjustments for:
Depreciation	99,248	161,003	432,153
Gain on sale of controlling interest in subsidiary	-	(1,816,733)	(1,816,733)
Net loss from equity investment	663,441	97,699	761,140
(Gain) Loss on recognition of embedded derivative	(144,000)	238,500	261,000
Shares issued in settlement to Alpha Capital	-	233,333	214,281
Warrants issued in settlement to Alpha Capital	-	64,250	64,250
Shares issued for services	279,033	1,593,686	7,682,736
Warrants and options issued for services	1,466,618	126,800	3,334,145
Minority interest	-	-	(253,021)
Settlement with Cyper Entertainment Inc.	-	-	80,000
Writeoff of deferred offering costs	-	25,219	-
Write-down of assets	-	-	42,253
Write-down of inventory	-	-	19,169
Loss on investment	-	-	61,240

Changes in non-cash working capital:
Other receivables	-	104,217	(15,389)
Deferred expenses	362,668	3,381	239,637
Accounts payable	(107,199)	1,052,549	2,297,743
Accrued liabilities	(42,283)	(157,380)	13,923
Accrued officer compensation	-	-	709,500
Inventories	-	-	(28,510)
Net Cash Used in Operating Activities	$(1,285,123)	$(2,242,775)	$(15,909,289)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008, and
Cumulative for the Period from June 15, 1996 [Date of Inception]
through December 31, 2009
(Expressed in United States Dollars)

			Cumulative
			For the Period
			from June 15, 1996
			[Date of Inception]
			through December 31,
	2009	2008	2009
		(Restated)	(Restated)
Cash Flows from Investing Activities
Investments in mineral rights	$-	$-	$(1,554,877)
Proceeds from sale of controlling interest in subsidiary	-	4,384,811	4,384,811
Additional contribution to Sino-Top	(893,398)	(2,618,242)	(3,511,640)
Acquisition of plant and equipment	-	(9,458)	(981,486)
Investment in other	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Net Cash Used in Investing Activities	(893,398)	1,757,111	(1,683,913)
Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants	1,218,476	1,477,500	17,164,492
Share issuance costs	(54,877)	(6,562)	(171,439)
Purchase of treasury shares	-	-	(392,830)
Related party advances	10,000	441,855	932,666
Deferred offering costs	-	-	-
Repayments of related party advances	(34,497)	(288,983)	(462,557)
Loans received	-	10,000	260,000
Repayments of loans payable	-	(260,000)	(260,000)
Security deposits received	-	-	-
Restricted cash	-	-	(41,217)
Minority interest	-	-	253,021
Payment of notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Advances payable related party	-	-	245,649
Bank indebtedness	-	-	460
Proceeds from stock subscriptions	-	-	124,748
Net Cash Provided by Financing Activities	1,139,102	1,373,810	17,635,067
Effect of Change in Foreign Exchange	(30,360)	125,943	95,583
Change in Cash and Cash Equivalents	(1,069,779)	1,014,089	137,448
Cash and Cash Equivalents - beginning of period	1,207,227	193,138	-
Cash and Cash Equivalents - end of period	$137,448	$1,207,227	$137,448
Represented by:
Cash	$137,448	$1,207,227	$137,448

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
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

SDR and its subsidiaries (the "Company") are in the exploration stage as defined by Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No.7. "Accounting and Reporting For Development Stage Enterprises." As of December 31, 2009, the Company has generated minimal sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

The Company's mission is to acquire and develop a portfolio of silver properties in proven silver districts globally.

2.

Going Concern and Exploration Stage Activities

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $3,862,649 for the year ended December 31, 2009 (2008 – $3,969,299) and has accumulated losses since inception of $30,311,561. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its product to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further exploration of its products and services. The Company is currently in discussions with several parties in an attempt to raise debt and/or equity and is considering monetizing certain assets to increase general working capital, finance existing obligations, and fund future exploration programs. Although the Company intends to phase its Mexican operations into some light production by the end of 2010, there is no assurance that it will be able to develop a sufficient customer base to maintain profitable operations. The Company was able to raise approximately $1.22 Million through the private equity financing throughout the year. The Company intends to raise additional funds through private equity financing, which will help fund the required capital outlays related to bringing the Mexican property into production. It will also fund the monthly expenditures at Silver Dragon’s head office until mid- to late 2010 when the Company plans to list on a major Canadian stock exchange and raise significant funds through an IPO. There can be no assurance the Company can successfully raise monies, and these matters raise some doubt about the Company's ability to continue as a going concern.

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

b)         Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Significant areas requiring the use of estimates relate to the estimated useful lives of plant and equipment, valuation of mineral rights, and stock-based compensation. Actual results could differ from these estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

c)         Cash and Cash Equivalents

The Company considers cash deposits held in financial institutions and all highly liquid investments with original maturities of three months or less at the time of purchase to be cash and cash equivalents.

d)         Mineral Rights

The Company records its interest in mineral rights at cost. Accordingly, all costs associated with acquisition and development of mineral reserves, including directly related overhead costs, are capitalized and are subject to ceiling tests to ensure the carrying value does not exceed the fair value.

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in United States Dollars)

3.

Summary of Significant Accounting Policies (cont’d)

e)         Equity Investment

Equity investments are entities over which the Company exercises significant influence but does not exercise control. These are accounted for using the equity method of accounting in accordance with APB 18 and are initially recognized at cost net of any accumulated impairment loss. The Company’s share of these entities’ profits or losses after acquisition of its interest is recognized in the statement of operations and cumulative post-acquisition movements are adjusted against the carrying amount of the investment. When the Company’s share of losses of these investments equals or exceeds the carrying amount of the investment, the Company only recognizes further losses where it has incurred obligations or made payments on behalf of the affiliate.

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

i)         Income Taxes

The Company accounts for income taxes in accordance with FASB Accounting Standard Codification (“ASC”) 740, “Income Taxes”. Deferred tax assets and liabilities are recorded for differences between the consolidated financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period, increased or decreased by the change in deferred tax assets and liabilities during the period.

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

k)         Earnings (Loss) per Share

The Company accounts for earnings (loss) per share pursuant to ASC 260, "Earnings per Share", which requires disclosure on the consolidated financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. The computation of diluted earnings (loss) per share has not been presented as its effect would be anti-dilutive.

l)         Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with ASC 220, “Comprehensive Income”. ASC 220 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the statements of stockholders' equity, and consists of net earnings (loss) and unrealized gains (losses); and foreign currency translation adjustments.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in United States Dollars)

3.

Summary of Significant Accounting Policies (cont’d)

m)         Impairment of Long Lived Assets

In accordance with ASC 360, "Property, Plant and Equipment", long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

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

n)         Stock-based Compensation

In accordance with ASC 718 “Compensation Stock” compensation costs related to share-based payment transactions, including employee stock options, are to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff's views regarding the interaction between ASC 718 and certain SEC rules and regulations, and provides interpretations with respect to the valuation of share-based payments for public companies.

For non-employee stock-based compensation, the Company uses the fair value method in accordance with ASC 718 and ASC 505, "Equity-Based Payments to Non-Employees".

o)         Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to ASC 830, "Foreign Currency Matters". The Company's functional currency is United States dollars ("USD"). In foreign operations, the local currency is the functional currency, in China it's the Yuan ("RMB") and in Mexico it's the Nuevo Peso ("MXN"). All assets and liabilities are translated into United States dollars using the current exchange rate. Revenues and expenses are translated using the average exchange rates prevailing throughout the year. Translation adjustments are included in other comprehensive income for the period.

4.

Recent Accounting Pronouncements

In April 2009, FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”),which provides guidance for making fair value measurements more consistent with the principles presented in SFAS 157. FSP SFAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. It is applicable to all assets and liabilities (e.g. financial and nonfinancial) and will require enhanced disclosures. It is effective for interim and annual reporting periods ending after June 15, 2009. The guidance does not have an effect on the Company’s consolidated financial statements.

In April 2009, FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP SFAS 115-2 and SFAS 124-2”) which provides additional guidance to provide greater clarity about the credit and noncredit component of any other-than-temporary impairment event related to debt securities and to more effectively communicate when an other-than-temporary impairment event has occurred. It is effective for interim and annual reporting periods ending after June 15, 2009. The guidance does not have an effect on the Company’s consolidated financial statements.

In April 2009, FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP SFAS 107-1 and APB 28-1”) which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends APB Opinion 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. It is effective for interim periods ending after June 15, 2009. The amendment does not have an effect on the Company’s consolidated financial statements.

In April 2009, FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, (“FSP SFAS141(R)-1”), which amends and clarifies SFAS 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The amendment does not have an effect on the Company’s consolidated financial statements.

In April 2009, the SEC released Staff Accounting Bulletin No. 11, “Other Than Temporary Impairment of Certain Investments in Equity Securities” (“SAB 111”), which amends SAB Topic 5-M, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”. SAB 111 notes that FSP SFAS 115-2 and SFAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff’s views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporary impaired.

In May 2009, FASB issued SFAS 165 “Subsequent Events”, (“SFAS 165”) , which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements’ and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

It is effective for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in United States Dollars)

4.

Recent Accounting Pronouncements (cont’d)

In June 2009, the FASB issued SFAS 166 "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140." This standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in SFAS 140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements. The statement does not have an effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 167 "Amendments to FASB Interpretation No. 46(R)." This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements. The amendment does not have an effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (“ASC”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The ASC did not change GAAP but reorganizes the literature. SFAS 168 was effective for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. ASU 2009-05 was effective for the first reporting period, including interim periods, beginning after issuance. The Company adopted the update effective 2009 with no impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 applies to revenue arrangements currently in the scope of FASB ASC Subtopic 605-25, “Multiple Element Arrangements”, and provides principles and application guidance on whether arrangements with multiple deliverables exist, how the deliverables should be separated, and the consideration allocated to the deliverables. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The statement is not expected to have an effect on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17 which codifies SFAS No. 167, “Amendments to FASB Interpretations No. 46(R)” issued in June 2009. ASU 2009-17 requires a qualitative approach to indentifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASU 2009-17 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-6”). The standard amends ASC Topic 820, “Fair Value Measurements and Disclosures” to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. The standard does not change how fair values are measured, accordingly the standard will not have an impact on the Company.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

5.

Fair Value Measurements

The Company adopted ASC 820, “Fair Value Measurements and Disclosure” as of January 1, 2008. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels are described below:

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

Cash and cash equivalents (level 1), other receivables, accounts payable, accrued liabilities, and due to related parties (level 2) are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

6.

Prior Period Restatement

As at December 31, 2009, a liability of $261,000 (2008 - $405,000) was recorded pursuant to an agreement entered into by the Company in 2006 which included an embedded derivative. The embedded derivative is a financial guarantee that requires a net-cash settlement in the event that the Company’s stock price is below $1.00 per common share at the time of settlement. Since the financial guarantee provides for a potential net-cash settlement, a liability should be measured at fair value at each period end, with changes in the fair value reported in earnings. Prior period figures have been restated to reflect the recognition of a liability and a charge to earnings during the periods ended subsequent to the signing of the agreement.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in United States Dollars)

7.

Other Receivables

Other receivables are $162,824 (2008 - $189,883) gross and are net of an allowance for doubtful accounts of $162,824 (2008 - $189,883). The allowance for doubtful accounts was determined based on management’s best estimate of the collectability of the receivables.

8.

Plant and Equipment, net

		Accumulated	December 31, 2009	December 31, 2008
	Cost	Depreciation	Net book value	Net book value
Computer hardware	$54,516	$33,245	$21,271	$30,080
Computer software	45,122	-	45,122	45,122
Vehicles	20,342	10,239	10,103	11,926
Office equipment	61,804	27959	33,845	41,831
Mine equipment	279,236	119,186	160,050	188,929
Leasehold improvements	195,667	95,233	100,434	139,567
	$656,687	$285,862	$370,825	$457,455

The Company did not claim any depreciation on the computer software as it has not been placed in service.

9.

Mineral Rights

Cerro Las
Minitas
Mexico
Balance, December 31, 2008	$3,045,745
Expenditures during the period	-
Divestitures during the period	-
Balance, December 31, 2009	$3,045,745

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

The consideration payable to Minera Real Victoria, S.A. De C.V. ("Minera") for the assignment of mining and exploration rights consisted of $400,000 and the issuance of 2,000,000 restricted common stock of the Company valued at $1,372,000. In accordance with the terms of the agreement with Minera $200,000 was paid in 2006; $100,000 was due and paid in March 2007; and the final installment of $100,000 was due for payment on March 8, 2008. As of December 31, 2009, the amount due for payment remained outstanding. On March 13, 2010 the Company settled the outstanding debt of $100,000 through the issuance of 360,000 shares of the Company’s restricted stock.

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
December 31, 2009 and 2008
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

December 31, 2009
Carrying value of investment at December 31, 2008	$4,575,006
Additional investment	893,398
40% share of net loss for the year ending December 31, 2009	(663,441)
Carrying value of investment at December 31, 2009	$4,804,963

Total assets and liabilities associated with the Company’s equity investment in Sino-Top are as follows:

December 31, 2009
Total Assets	$3,876,104
Total Liabilities	$6,197,299

11.

Related Party Transactions and Balances

Due to related parties consists of the following:

	December 31, 2009	December 31, 2008
Unpaid Remuneration	$-	$24,497

During the year ended December 31, 2009, the Company paid $Nil (2008 - $ 32,500) in interest to a company controlled by a director of the Company, in relation to a loan that was secured by the aforementioned party on behalf of the Company.

During the year ended December 31, 2009, the Company incurred $288,000 (2008 - $279,000) in management fees payable to a company controlled by a director for services rendered other than in his capacity as director.

During the year ended December 31, 2009, the Company incurred $Nil (2008 – $50,000) in fees payable to a director for services rendered other than in their capacity as director. All outstanding fees have been paid to the director.

12.

Capital Stock

On January 18, 2008 the Company engaged the services of a consultant for a term of twelve months and issued 100,000 options, for a fair value of $43,000, to purchase one common share per option of the Company at an exercise price of $0.62 at any time within three years from the date of the agreement.

On February 26, 2008 the Company issued 30,000 share purchase warrants to an individual for services rendered in connection with a private placement, for a fair value of $9,000. The warrants are exercisable at any time during a two year period from February 26, 2008 to purchase 30,000 shares of restricted common stock at $0.60 per share.

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in United States Dollars)

12.

Capital Stock (cont'd)

On April 1, 2008 the Company requested that 250,000 shares of the Company’s restricted common stock, that were initially issued on August 17, 2007, be returned and cancelled due to non-performance of contract terms.

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

On July 10, 2008, Alpha Capital Anstalt (“Alpha”) and the Company entered into a Settlement Agreement and Release (the "Settlement Agreement") whereby all claims and disputes between the parties relating to the pending litigation were resolved and all agreements between the parties are to terminate - in accordance with the terms of the Settlement Agreement. Additionally, in accordance with the terms of the Settlement Agreement, the Company issued 2,946,734 free trading (shares which include the exercise of the 250,000 Class A and 250,000 Class B warrants at $0.15 per warrant) and 53,266 restricted shares of the Company’s common stock and paid $100,000 of Alpha’s legal fees.

On July 23, 2008 the Company issued 200,000 restricted shares of the Company’s common stock to a director of the Company for services performed as director. The director also received 500,000 options to purchase shares of the Company’s restricted common stock at a per share purchase price of $0.23, exercisable for a period of two years from June 18, 2008.

On July 23, 2008 the Company issued share purchase warrants to an employee of a subsidiary of the Company to purchase 20,000 shares of the Company’s restricted common stock at a per share purchase price of $0.25, exercisable for a period of two years.

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

On November 14, 2008 the Company issued 1,400,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated November 14, 2008, for fair value of $147,000.

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

On January 23, 2009, the Company cancelled 250,000 shares of the Company’s restricted common stock, which were initially issued on August 17, 2007 and requested to be returned and cancelled due to non-performance of contract terms.

On February 4, 2009, the Company issued 100,000 shares of the Company’s restricted common stock to an employee of the Company, in relation to the facilitation of the mill purchase, for fair value of $10,000.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in United States Dollars)

12.

Capital Stock (cont'd)

On February 6, 2009, the Company issued 300,000 options, to an individual, to purchase shares of the Company’s restricted common stock at a per share purchase price of $0.10, exercisable for a period of three years from contract date. The options were issued pursuant to a management consulting agreement dated February 6, 2009.

On February 12, 2009, the Company issued 40,000 shares of the Company’s restricted common stock to an individual, in relation to investor relations services provided, for fair value of $3,608.

On May 1, 2009, the Company issued 175,000 of the Company's restricted common stock to an individual, pursuant to a one-year accounting services contract for fair value of $14,875.

On May 15, 2009, the Company cancelled 50,000 shares of the Company’s restricted common stock, which were initially issued on April 2, 2007, and subsequently returned and cancelled due to non-payment of $50,000.

On June 18, 2009, the Company issued 500,000 of the Company’s restricted common stock to an individual in lieu of payment owed relating to services provided in a prior year, for fair value of $55,000.

On June 22, 2009, an individual forfeited warrants originally exercisable at any time during a five year period from March 1, 2007, to purchase 100,000 shares of restricted common stock at $2.50 per share and 100,000 shares of restricted common stock at $3.00 per share. New warrants were issued to the individual pursuant to an extension to their respective service contract, originally signed March 1, 2007. The new warrants were issued to purchase 100,000 shares of restricted common stock at $0.12 per share and 100,000 shares at $0.24 per share expiring on March 1, 2012.

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

In October 2009, the Company closed private placements totaling 400,000 units at $0.20 per unit for gross proceeds of $80,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from the date of the closing of the respective private placements.

On October 13, 2009, the Company issued warrants, to a board member, to purchase 250,000 shares of the Company’s restricted common stock at a per share purchase price of $0.25, exercisable for a period of two years from the date of issuance.

On October 14, 2009, the Company issued warrants, to an individual, to purchase 30,000 shares of the Company’s restricted common stock at a per share purchase price of $0.25, exercisable for a period of two years from contract date. The warrants were issued pursuant to a management consulting agreement dated October 14, 2009.

On November 1, 2009, the Company issued warrants, to two Strategic Advisory Board members and a consulting group, to purchase 5,100,000 shares of the Company’s restricted common stock for a period of five years from the date of issuance. The warrants allow for 600,000 shares to be purchased at a per share purchase price of $0.25 and 4,500,000 shares to be purchased at a per share purchase price of $0.50. The warrants were issued pursuant to two appointments to the Strategic Advisory Board of the Company on October 13, 2009.

On November 3, 2009, the Company closed a private placement totaling 40,000 units at $0.25 per unit for gross proceeds of $10,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

On November 16, 2009, the Company issued 550,000 shares of the Company’s restricted common stock to an individual, pursuant to an agreement to purchase further mining concessions. As at December 31, 2009, the agreement had not been finalized and the Company continues to hold possession of the shares until final terms of the agreement have been reached.

Between November and December 2009, the Company closed private placements totaling 3,728,484 units at $0.28 per unit for gross proceeds of $1,043,976. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the respective private placements.

On December 21, 2009, an individual exercised 100,000 options to purchase shares of the Company’s restricted common stock at a per share price of $0.115 for gross proceeds of $11,500.

On December 21, 2009, the Company issued warrants, to two individuals, to purchase 2,500 shares of the Company’s restricted common stock at a per share purchase price of $0.50, exercisable for a period of one year from the date of issuance.

On December 31, 2009, the Company cancelled 800,000 restricted shares of the Company’s stock, that were initially issued on November 14, 2008, due to non-performance of contract terms.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in United States Dollars)

12.

Capital Stock (cont'd)

Warrants

As at December 31, 2009, 15,814,198 warrants were outstanding, having an exercise price of between $0.12 and $5.00 per share with an average remaining contractual life of 2.46 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2008	8,570,667	$1.49
Issued during the year	10,211,698	0.47
Exercised during the year	-	-
Forfeitures during the year	(200,000)	2.75
Expired during the year	(2,768,167)	2.78
Balance, December 31, 2009	15,814,198	$0.58

As at December 31, 2009 the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.12 - $1.00	14,579,198	2.43 years	$0.50
$1.01 - $2.00	1,017,500	2.93 years	$1.26
$2.01 - $5.00	217,500	2.14 years	$2.93
	15,814,198

Warrants were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 121.20% - 123.64%, a risk-free interest rate of 0.26% - 1.44%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company of zero percent.

Options

As of December 31, 2009, 1,300,000 options were outstanding, having an exercise price between $0.10 and $0.95 per share with an average remaining contractual life of 1.67 years.

		Weighted
	Number of	average exercise
	options	price
Balance, December 31, 2008	1,152,000	$0.68
Issued during the year	300,000	0.10
Exercised during the year	100,000	0.115
Forfeitures during the year	-	-
Expired during the year	52,000	2.50
Balance, December 31, 2009	1,300,000	$0.48

As of December 31, 2009 the range of exercise prices of the outstanding options were as follows:

			Weighted
		Average remaining	average exercise
Range of exercise prices	Number of options	contractual life	price
$0.20 - $1.00	1,300,000	1.67 years	$0.48

During the year ended December 31, 2009, 300,000 stock options, exercisable at a price of $0.10 within a three year period their grant date were issued to a consultant of the Company. These options were valued at $21,559 using the Black-Scholes model, using key assumptions of a volatility of 122.81%, a risk-free interest rate of 1.44%, a term life of three years, and reinvestment of all dividends in the Company of zero percent.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in United States Dollars)

13.

Consolidated Statements of Cash Flows Supplemental Disclosures

For the year ended December 31, 2009, stock-based compensation and the current portion of deferred expenses amounted to $2,393,128 (2008 - $2,138,348). These amounts are included in the consolidated financial statements as follows:

	December 31, 2009	December 31, 2008
Statement of operations (current portion of deferred expenses)	$329,327	$544,662
Statement of operations (stock-based compensation expensed)	2,063,801	1,593,686
	$2,393,128	$2,138,328

For the year ended December 31, 2009 there were no cash payments for income taxes (2008 - $ Nil). Cash payments for interest expense amounted to $Nil (2008 - $32,500).

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

15.

Income Taxes

The Company's income tax provision (recovery) has been calculated as follows:

	2009	2008
Loss before income taxes	$(3,862,649)	$(3,969,299)
Deferred: Expected income tax recovery at the combined average statutory rates of 33.68% (2008 – 27.98%)	(1,300,421)	(1,124,961)
Losses not available to carryforward	12,880	475,945
Change in valuation allowance	1,287,540	649,016
Provision for income taxes	$-	$-

The following summarizes the principal temporary differences and related future tax effect:
	2009	2008
Losses carried forward	$7,860,890	$6,573,349
Valuation allowance	(7,860,890)	(6,573,349)
Deferred income tax asset	$-	$-

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 and ASC 740 as of their inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward.

Potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company has accumulated approximately $23,100,000 of taxable losses, which may be used to offset future federal taxable income. The utilization of the losses expires in years 2017 to 2029.

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
December 31, 2009 and 2008
(Expressed in United States Dollars)

16.

Commitments and Contingencies

a)         On April 1, 2007, the Company entered into a five year lease agreement for office space with an option to renew for an additional five years. The future minimum commitment under the lease obligations for office premises are as follows:

2010	$53,720
2011	53,720
2012	13,430
$120,870

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

17.

Subsequent Events

On January 22, 2010, the Company issued warrants, to an organization, to purchase 200,000 shares of the Company’s restricted common stock at a per share purchase price of $0.50, exercisable for a period of three years from the contract date. The warrants were issued pursuant to a consulting agreement dated January 22, 2010.

On January 25, 2010, the Company issued 200,000 shares of the Company’s restricted common stock to a company, pursuant to a consulting agreement dated January 25, 2010, for fair value of $63,200.

On February 1, 2010, the Company issued 25,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated February 1, 2010, for fair value of $7,500. The Company also issued warrants to purchase 150,000 shares of the Company’s restricted common stock at a per share purchase price of $0.30, exercisable for a period of one year from the contract date.

On February 1, 2010, an individual exercised 100,000 options to purchase shares of the Company’s restricted common stock at a per share price of $0.10 for gross proceeds of $10,000.

On February 3, 2010, the Company closed a private placement totaling 803,571 units at $0.28 per unit for gross proceeds of $225,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On March 1, 2010, the Company issued 25,000 shares of the Company’s restricted stock pursuant to the investor relations agreement dated February 1, 2010.

On March 13, 2010 the Company settled the outstanding debt of $100,000 to Minera through the issuance of 360,000 shares of the Company’s restricted common stock.

18.

Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments.

The carrying amount of cash and cash equivalents, other receivables, accounts payable, accrued liabilities, and due to related parties, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Currency Risk

While the reporting currency is the US Dollar (“USD”), 17% and 2% of consolidated costs and expenses for the year ended December 31, 2009 are denominated in the RMB and Mexican Peso (“MXN”), respectively. As at December 31, 2009, 5% of the assets and 49% of the liabilities are denominated in MXN. The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between the USD and the MXN.

The Company has not entered into any hedging transactions in an effort to reduce the exposure to currency risk.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
(Expressed in United States Dollars)

19.

Segmented Information

As at December 31, 2009	Corporate	China	Mexico	Total

Mineral Rights	$-	$-	$3,045,745	$3,045,745
Equity Investment	$4,804,963	$--	$-	$4,804,963
Total Assets	$5,445,501	$--	$3,255,932	$8,701,433

Year Ended December 31, 2009	Corporate	China	Mexico	Total

Revenues	$-	$-	$-	$-
Depreciation	$53,358	$-	$48,890	$99,248
Net Loss Before Income Tax	$(3,786,885)	$-	$(75,763)	$(3,862,648)
As at December 31, 2008	Corporate	China	Mexico	Total
Mineral Rights	$-	$-	$3,045,745	$3,045,745
Equity Investment	$4,575,006	$--	$-	$4,575,006
Total Assets	$6,701,705	$--	$3,288,848	$9,990,553
Year Ended December 31, 2008	Corporate	China	Mexico	Total
Revenues	$-	$-	$-	$-
Depreciation	$2,402	$4,154	$54,447	$161,003
Net Loss Before Income Tax (Restated)	$(1,908,870)	$(1,570,899)	$(489,530)	$(3,969,299)