Form 10-Q
period 2010-03-31
Silver Dragon Resources Inc.
filed 2010-05-17
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ]  No [  ]

APPLICABLE TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 93,961,257 shares of its Common Stock, $0.0001 par value, as of May 17, 2010.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 and 2009

(EXPRESSED IN UNITED STATES DOLLARS)

(UNAUDITED)

CONTENTS
Condensed Consolidated Balance Sheets as at March 31, 2010 and December 31, 2009	1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-Month Periods Ended March 31, 2010 and 2009, and Cumulative for the Period from June 15, 1996 [Date of Inception] Through March 31, 2010

2-3
Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2010 and 2009, and Cumulative for the Period from June 15, 1996 [Date of Inception] Through March 31, 2010	4-5
Notes to the Condensed Consolidated Financial Statements	6-11

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$120,529	$137,448
Current portion of deferred expenses	235,940	329,327
Total Current Assets	356,469	466,775

Deferred Expenses	-	13,125
Plant and Equipment, net (note 5)	359,873	370,825
Mineral Rights (note 6)	3,045,745	3,045,745
Equity Investment (note 7)	4,756,274	4,804,963

Total Assets	$8,518,361	$8,701,433
LIABILITIES
Current Liabilities
Accounts payable	$1,134,247	$1,095,243
Accrued liabilities	343,937	305,758
Total Liabilities	1,478,184	1,401,001

Commitments and Contingencies (note 11)

STOCKHOLDERS' EQUITY
Capital Stock (note 9)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 93,611,257 shares issued and outstanding (2009 – 91,597,686 issued and outstanding)	9,361	9,160
Additional Paid-in Capital (note 9)	38,333,513	37,771,329
Stock Subscriptions	(209,000)	(209,000)
Deficit Accumulated During the Exploration Stage	(31,110,762)	(30,311,561)
Accumulated Comprehensive Income	17,065	40,504
Stockholders' Equity	7,040,177	7,300,432

Total Liabilities and Stockholders' Equity	$8,518,361	$8,701,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three-Month Periods Ended March 31, 2010 and 2009, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through March 31, 2010
(Unaudited)

			For the period from
			June 15, 1996
			[date of inception]
	March 31	March 31	through March 31,
	2010	2009	2010
		(Restated)	(Restated)

Revenues	$-	$-	$64,888

Cost of Revenues	-	-	74,482

Gross Loss	-	-	(9,594)

Operating Expenses
General and administrative	561,614	497,817	23,983,764
Exploration	125,948	61,620	7,086,748
Development (non-mining)	-	-	60,000
Total Operating Expenses	687,562	559,437	31,130,512

Loss From Continuing Operations	(687,562)	(559,437)	(31,140,106)

Other (Expenses) Income
Gain on sale of controlling interest in subsidiary	-	-	1,816,733
Interest expense	-	-	(36,517)
Interest income – related parties	-	-	15,905
Interest expense - related parties	-	-	(56,846)
Settlement with Cyper Entertainment, Inc.	-	-	(80,000)
Loss on disposal of asset	-	-	(15,371)
Loss on recognition of an embedded derivative (note 3)	(63,000)	(9,000)	(324,000)
Loss on investment	-	-	(158,939)
Net loss on equity investment	(48,689)	(133,657)	(712,131)
Loss on sale of marketable securities	-	-	(389,365)
Forgiveness of debt	-	-	38,871
Other - Non operating	50	-	(19,262)
Total Other (Expenses) Income	(111,639)	(142,657)	79,078

Net Loss Before Income Tax (carried forward)	$(799,201)	$(702,094)	$(31,061,028)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three-Month Periods Ended March 31, 2010 and 2009, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through March 31, 2010
(Unaudited)

			For the period from
			June 15, 1996
			[date of inception]
	March 31	March 31	through March 31
	2010	2009	2010
		(Restated)	(Restated)

Net Loss Before Income Tax (brought forward)	$(799,201)	$(702,094)	$(31,061,028)

Provision for Income Taxes
Current	-	-	-
Deferred	-	-	-
Net Loss From Continuing Operations, After Tax	(799,201)	(702,094)	(31,061,028)

Minority Interest	-	-	253,021
Loss from discontinued operations (net of tax)	-	-	(302,755)

Net Loss	(799,201)	(702,094)	(31,110,762)
Foreign exchange adjustment	(23,439)	21,657	17,065
Comprehensive Loss	$(822,640)	$(680,437)	$(31,093,697)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)
Net loss on continuing operations per common share – basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	87,196,264	84,965,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
For the Three-Month Periods Ended March 31, 2010 and 2009, and
Cumulative for the Period from June 15, 1996 [Date of Inception]
through March 30, 2010
(Unaudited)

			Cumulative
			For the Period
			from June 15, 1996
			[Date of Inception]
	March 31	March 31	through March 31,
	2010	2009	2010
		(Restated)	(Restated)

Cash Flows from Operating Activities
Net loss from continuing operations	$(799,201)	$(702,094)	$(31,110,762)
Net loss from discontinued operations	-	-	302,755
Net loss	(799,201)	(702,094)	(30,808,007)
Adjustments for:
Depreciation	22,144	24,554	454,297
Gain on sale of controlling interest in subsidiary	-	-	(1,816,733)
Net loss from equity investment	48,689	133,657	809,829
Loss on recognition of embedded derivative	63,000	9,000	324,000
Shares issued in settlement to Alpha Capital	-	-	214,281
Warrants issued in settlement to Alpha Capital	-	-	64,250
Shares issued for services	183,400	132,358	7,866,136
Warrants and options issued for services	59,735	21,559	3,393,880
Minority interest	-	-	(253,021)
Settlement with Cyper Entertainment Inc.	-	-	80,000
Write-down of assets	-	-	42,253
Write-down of inventory	-	-	19,169
Loss on investment	-	-	61,240

Changes in non-cash working capital:
Other receivables	-	-	(15,389)
Deferred expenses	106,512	130,350	346,149
Accounts payable	39,004	49,902	2,336,747
Accrued liabilities	(24,821)	(60,821)	(10,898)
Accrued officer compensation	-	-	709,500
Inventories	-	-	(28,510)
Net Cash Used in Operating Activities	$(301,538)	$(261,535)	$(16,210,827)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
For the Three-Month Periods Ended March 31, 2010 and 2009, and
Cumulative for the Period from June 15, 1996 [Date of Inception]
through March 31, 2010 (cont’d)
(Unaudited)

			Cumulative
			For the Period
			from June 15, 1996
			[Date of Inception]
	March 31	March 31	through March 31,
	2010	2009	2010
		(Restated)	(Restated)

Cash Flows from Investing Activities
Investments in mineral rights	$-	$-	$(1,554,877)
Proceeds from sale of controlling interest in subsidiary	-	-	4,384,811
Additional contribution to Sino-Top	-	(193,800)	(3,511,640)
Acquisition of plant and equipment	-	-	(981,486)
Investment in other	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Net Cash Used in Investing Activities	-	(193,800)	(1,683,913)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants	335,000	-	17,499,492
Share issuance costs	(15,750)	-	(187,189)
Purchase of treasury shares	-	-	(392,830)
Related party advances	-	-	932,666
Repayments of related party advances	-	(26,562)	(462,557)
Loans received	-	10,000	260,000
Repayments of loans payable	-	-	(260,000)
Restricted cash	-	-	(41,217)
Minority interest	-	-	253,021
Payment of notes payable	-	-	3,581
Proceeds from issuance of notes payable	-	-	(21,507)
Advances payable related party	-	-	245,649
Bank indebtedness	-	-	460
Proceeds from stock subscriptions	-	-	124,748
Net Cash Provided by Financing Activities	319,250	(16,562)	17,954,317
Effect of Change in Foreign Exchange	(34,631)	19,791	60,952
Change in Cash and Cash Equivalents	(16,919)	(452,106)	120,529

Cash and Cash Equivalents - beginning of period	137,448	1,207,227	-

Cash and Cash Equivalents - end of period	$120,529	$755,121	$120,529

Represented by:
Cash	$120,529	$755,121	$120,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
March 31, 2010 and 2009
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

SDR and its subsidiaries (the "Company") are in the exploration stage as defined by Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No.7. "Accounting and Reporting For Development Stage Enterprises." As of March 31, 2010, the Company has generated minimal sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

The Company's mission is to acquire and develop a portfolio of silver properties in proven silver districts globally.

The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2010. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2009.

2.	Going Concern and Exploration Stage Activities

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $799,201 for the three-month period ended March 31, 2010 (2009 – $702,094) and has accumulated losses since inception of $31,110,762. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its product to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further exploration of its products and services. The Company is currently in discussions with several parties in an attempt to raise debt and/or equity and is considering monetizing certain assets to increase general working capital, finance existing obligations, and fund future exploration programs. Although the Company intends to phase its Mexican operations into some light production by the end of 2010, there is no assurance that it will be able to develop a sufficient customer base to maintain profitable operations. The Company was able to raise approximately $419,000 through private equity financing during the first four months of 2010. The Company intends to raise additional funds through private equity financing, which will help fund the required capital outlays related to bringing the Mexican property into production. It will also fund the monthly expenditures at Silver Dragon’s head office until mid-to-late 2010 when the Company plans to list on a major Canadian stock exchange and raise significant funds through an IPO. There can be no assurance the Company can successfully raise monies, and these matters raise some doubt about the Company's ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.	Prior Period Restatement

As at March 31, 2010, a liability of $324,000 (2009 - $261,000) was recorded pursuant to an agreement entered into by the Company in 2006 which included an embedded derivative. The embedded derivative is a financial guarantee that requires a net-cash settlement in the event that the Company’s stock price is below $1.00 per common share at the time of settlement. Since the financial guarantee provides for a potential net-cash settlement, a liability should be measured at fair value at each period end, with changes in the fair value reported in earnings. Prior period figures have been restated to reflect the recognition of a liability and a charge to earnings during the periods ended subsequent to the signing of the agreement.

4.	Fair Value Measurements

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

5.	Plant and Equipment, net

		Accumulated	March 31, 2010	December 31, 2009
	Cost	Depreciation	Net book value	Net book value
Computer hardware	$55,380	$35,485	$19,895	$21,271
Computer software	45,122	-	45,122	45,122
Vehicles	21,602	11,273	10,329	10,103
Office equipment	62,800	30,382	32,418	33,845
Mine equipment	296,520	135,062	161,458	160,050
Leasehold improvements	195,667	105,016	90,651	100,434
	$677,091	$317,218	$359,873	$370,825

The Company did not claim any depreciation on the computer software as it has not been placed in service.

6.	Mineral Rights

Cerro Las
Minitas
Mexico

Balance, December 31, 2009	$3,045,745
Expenditures during the period	-
Balance, March 31, 2010	$3,045,745

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
March 31, 2010 and 2009
(Unaudited)

7.	Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China

On December 12, 2008, the Exploration Unit of North China Nonferrous Geological Exploration Bureau, also known as Huaguan Industrial Corp. (“HIC”), acquired 50%, in addition to its previous 10%, of the Company’s equity interest in Sino-Top, not including the Erbahuo property, from the Company in exchange for Chinese Yuan (“RMB”) 30 million (approximately USD$4.4 million). HIC and the Company hold equity interest of 60% and 40%, respectively, in Sino-Top, whose assets now mainly consist of six exploration properties. With respect to Erbahuo, the seventh exploration property controlled by Sino-Top, it will be 70% owned by the Company and 30% by HIC, subject to regulatory approval. The proceeds will be used to further develop the Company’s properties in China and Mexico. All proceeds and expenses from the new venture will be shared between HIC and the Company proportionate to their respective equity interests.

March 31, 2010

Carrying value of investment at December 31, 2009	$4,804,963
Additional investment	-
40% share of net loss for the three-month period ended March 31, 2010	(48,689)
Carrying value of investment at March 31, 2010	$4,756,274

8.	Related Party Transactions and Balances

During the three-month period ended March 31, 2010, the Company incurred $72,000 (2009 - $72,000) in management fees paid to a company controlled by a director for services rendered other than in his capacity as director.

9.	Capital Stock

Stock Issuances

				Deficit
	Common Stock			Accumulated
	Number		Additional	During the		Accumulated	Total
	of		Paid-in	Exploration	Stock	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Subscriptions	Income	Equity

Balance, December 31, 2009	91,597,686	$9,160	$37,771,329	$(30,311,561)	$(209,000)	$40,504	$7,300,432
Shares issued for cash	1,403,571	140	223,135	-	-	-	223,275
Shares issued for services	610,000	61	183,339	-	-	-	183,400
Warrants issued for cash	-	-	111,725	-	-	-	111,725
Warrants issued for services	-	-	59,735	-	-	-	59,735
Shares issuance costs	-	-	(15,750)	-	-	-	(15,750)
Other comprehensive income	-	-	-	-	-	(23,439)	(23,439)
Net loss, three-month period ended March 31, 2010	-	-	-	(799,201)	-	-	(799,201)

Balance, March 31, 2010	93,611,257	$9,361	$38,333,513	$(31,110,762)	$(209,000)	$17,065	$7,040,177

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
March 31, 2010 and 2009
(Unaudited)

9.	Capital Stock (cont'd)

On February 3, 2010, the Company closed a private placement totaling 803,571 units at $0.28 per unit for gross proceeds of $225,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On March 1, 2010, the Company issued 25,000 shares of the Company’s restricted common stock to a company, pursuant to the investor relations agreement dated February 1, 2010 for fair value of $7,500.

On March 13, 2010 the Company settled the outstanding debt of $100,000 with Minera (see note 6) through the issuance of 360,000 shares of the Company’s restricted common stock.

On March 24, 2010, the Company closed a private placement totaling 500,000 units at $0.20 per unit for gross proceeds of $100,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

Warrants

As at March 31, 2010, 17,377,769 warrants were outstanding, having an exercise price between $0.12 and $5.00 per share with an average remaining contractual life of 2.12 years.

		Weighted
	Number of	average exercise
	warrants	price

Balance, December 31, 2009	15,814,198	$0.58
Issued during the three-month period	1,653,571	0.48
Exercised during the three-month period	-	-
Forfeitures during the three-month period	-	-
Expired during the three-month period	(90,000)	(0.60)
Balance, March 31, 2010	17,377,769	$0.57

As at March 31, 2010, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price

$0.12 - $1.00	16,142,769	2.09 years	$0.50
$1.01 - $2.00	1,017,500	2.68 years	$1.26
$2.01 - $5.00	217,500	1.90 years	$2.93

Options

As at March 31, 2010, 1,200,000 options were outstanding, having an exercise price between $0.10 and $0.95 per share with an average remaining contractual life of 1.39 years.

		Weighted
	Number of	average exercise
	options	price

Balance, December 31, 2009	1,300,000	$0.48
Issued during the three-month period	-	-
Exercised during the three-month period	(100,000)	(0.10)
Forfeitures during the three-month period	-	-
Expired during the three-month period	-	-
Balance, March 31, 2010	1,200,000	$0.51

As at March 31, 2010, the range of exercise prices of the outstanding options were as follows:

			Weighted
		Average remaining	average exercise
Range of exercise prices	Number of options	contractual life	price

$0.10 - $1.00	1,200,000	1.39 years	$0.51

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

10.	Consolidated Statements of Cash Flows Supplemental Disclosures

For the three-month period ended March 31, 2010, stock-based compensation and the current portion of deferred expenses amounted to $478,402 (2009 - $538,368). These amounts are included in the consolidated financial statements as follows:

	March 31, 2010	March 31, 2009

Statement of operations (current portion of deferred expenses)	$295,002	$406,010
Statement of operations (stock-based compensation expensed)	183,400	132,358
	$478,402	$538,368

For the three-month period ended March 31, 2010 there were no cash payments for income taxes (2009 - $ Nil). Cash payments for interest expense amounted to $Nil (2009 - $ Nil).

11.	Commitments and Contingencies

a) On April 1, 2007, the Company entered into a five year lease agreement for office space with an option to renew for an additional five years. The future minimum commitment under the lease obligations for office premises are as follows:

2010	$41,686
2011	55,582
2012	13,895
$111,163

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

12.	Subsequent Events

On April 1, 2010, the Company issued 25,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated February 1, 2010 for fair value of $7,000.

On April 12, 2010, the Company made an addendum to a consulting agreement dated January 22, 2010 and issued additional warrants, to an organization, to purchase 180,000 shares of the Company’s restricted common stock at a per share purchase price of $0.50, exercisable for a period of one year from the date of issuance.

On April 15, 2010, the Company issued warrants to purchase 50,000 shares of the Company’s restricted common stock at a per share purchase price of $0.50, exercisable for a period of two years from the date of issuance to an operations manager in China.

On April 15, 2010, the Company issued warrants to purchase 50,000 shares of the Company’s restricted common stock at a per share purchase price of $0.50, exercisable for a period of two years from the date of issuance to a geologist in China.

On May 1, 2010, the Company issued 25,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated February 1, 2010 for fair value of $8,750.

On May 14, 2010, the Company closed a private placement totaling 300,000 units at $0.28 per unit for gross proceeds of $84,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

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
March 31, 2010 and 2009
(Unaudited)

13.	Financial Instruments (cont’d)

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

Currency Risk

While the reporting currency is the US Dollar (“USD”), 6% and 5% of consolidated costs and expenses for the three-month period ended March 31, 2010 are denominated in the RMB and Mexican Peso (“MXN”), respectively. As at March 31, 2010, 6% of the assets and 40% of the liabilities are denominated in MXN. The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between the USD and the MXN.

The Company has not entered into any hedging transactions in an effort to reduce the exposure to currency risk.

14.	Segmented Information

As at March 31, 2010	Corporate	Mexico	Total

Mineral Rights	$-	$3,045,745	$3,045,745
Equity Investment	$4,756,274	$-	$4,756,274
Total Assets	$5,261,392	$3,256,969	$8,518,361

Three-Month Period Ended March 31, 2010	Corporate	Mexico	Total

Revenues	$-	$-	$-
Depreciation	$12,442	$9,702	$22,144
Net Loss Before Income Tax	$(761,640)	$(37,561)	$(799,201)

As at December 31, 2009	Corporate	Mexico	Total

Mineral Rights	$-	$3,045,745	$3,045,745
Equity Investment	$4,804,963	$-	$4,804,963
Total Assets	$5,445,501	$3,255,932	$8,701,433

Year Ended December 31, 2009	Corporate	Mexico	Total

Revenues	$-	$-	$-
Depreciation	$53,358	$48,890	$99,248
Net Loss Before Income Tax	$(3,786,885)	$(75,763)	$(3,862,648)

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

Plans for the Year 2010.

China

The properties in China, in which we have an interest, continue to be drilled and tunneled. A feasibility study has been completed on the Erbahuo mine to provide basic data on design, ore dressing and business profits to be used in planning for future large-scale production or for the sale of the asset. Geologic mapping, trenching, tunneling and drilling work are underway for two of the properties known as Dadi and Laopandao. The initial NI 43-101 report on the Erbahuo property was released on July 17, 2007 and was updated in the first quarter of 2010. The second NI 43-101 commissioned on Dadi was also completed in the first quarter of 2010. The third NI 43-101 on the Laopandao property will be commenced and completed in the third quarter of this year.

In 2010 we will focus on further exploration and bringing the Erbaohuo silver mine and the Dadi mine into production in 2011, conducting advanced stage exploration on Laopandao and conducting further early stage exploration on 4 properties (Zuanxinhu, Aobaotugonao, Shididonggou and Yuanlinzi).

The NI 43-101 report on the Erbahuo property recommends additional work in the areas of QA, QC, sampling, survey drill hole recovery and additional sample data for both more reliable interpretation and interpolation. The report recommends that the work be carried out in two phases but that the Phase 2 exploration work not be contingent on the results of Phase 1. However, Phase 2 will not commence until Phase 1 is completed. The results of Phase 1 will assist the planning of Phase 2 exploration.

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

The NI 43-101 report recommends a program of detailed geologic mapping, surface geochemical sampling and ground magnetic sampling to collect the basic geotechnical information that will be necessary to support an effective exploration and development program at Cerro Las Minitas. The program will include geologic mapping of the entire outcropping portion of the Cerro Las Minitas Dome at a scale of 1:2000, with more detailed mapping in areas of special interest, and definition of project stratigraphy in detail from examination of exposures and drill core. Additionally, the program will include reconnaissance geochemical soil and rock sampling and ground magnetic surveying to cover the entire property. This first phase program will include drilling 30 diamond drill holes from surface (4,500 meters) to develop oxide resources identified on the property and an additional six diamond drill holes (1,200 meters) drilled from underground to further develop discoveries of sulfide mineralization made during earlier drilling programs. The goals of this program are:

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

4.

To define and further develop the carbonate replacement Ag-Pb-Zn mineralization that was discovered west of the Puro Corazón mine. The exploration model suggests that carbonate replacement deposits at Cerro Las Minitas may offer the greatest long-term production potential on the property and justifies this investigation.

We will follow the exploration program recommended by the NI 43-101 report and revisit the program on a quarterly basis. Currently, surface geochemical sampling and geologic mapping are underway to define drill targets in the southwest of the Puro Curazon working and to the southeast of the La Pina-La Bocona workings. In the La Chiva structure in the Puro Corazon workings, work is underway to define grades and tonnages. Vector Engineering was commissioned again to update the existing NI 43-101 and was completed in the furst quarter of this year.

We expect the cost of exploration activities, mine development and administration costs in Mexico over the next 12 months to be financed by the sale or processing of ore through the new mill acquired. This mill is expected to be fully operational in the fourth quarter of 2010, producing concentrates and generating revenue through the sale of those concentrates.

Cash Requirements.

We estimate that approximately $4 million over the next 12 months will be required to fund our anticipated capital requirements and our obligations under the agreements for the concessions in Cerro las Minitas, Mexico and the agreement with Sino-Top, as well as the costs of exploration, mine development and administration. This will be funded from equity financing, further private placement funds received from HIC, our state owned joint venture partner in China, and the sale of concentrates from our new mill operation in Mexico.

Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing along with 2,000,000 common shares in 2006, further payments of $100,000 on September 11, 2006, and March 14, 2007, as well as one final payment of $100,000 which was due on March 14, 2008. All payments to Minera Real Victoria, S.A. de C.V. have been made. In addition, we will require additional funds should we choose to purchase the mining concession from Silvia Villasenor Haro.

We have historically satisfied our working capital requirements through the private issuances of equity securities as well as advances from related parties. We will satisfy our capital requirements from equity financing, further private placement funds received from HIC our state owned joint venture partner in China and the sale of concentrates from our new mill operation in Mexico.

Off-Balance Sheet Arrangements

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

We obtained initial authorizations and the relevant permits for the exploration of Cerro Las Minitas from the Ministry of Natural Resources (“SEMARNAT”). The initial authorization from SERMARNAT authorizing us to initiate the excavation of the soil on Cerro Las Minitas was issued in 2006. The excavation of soil must be carried out using digger machines, which are registered and authorized by SEMARNAT. Our machines are duly registered and authorized by SEMARNAT.

After the exploration stage, mining activities in Mexico are carried out in accordance with the permit issued by the General Direction of Mining Ministry of Economy under the plan of operations for mining activity submitted by an applicant. After receiving confirmation of the existence of minerals, we are required to file an application with the General Direction of Mining of the Ministry of Economy to obtain concession titles for the exploitation of the minerals. As of today, we have obtained 15 Concession Titles for the Exploitation of Minerals in Cerro Las Minitas, which titles were granted according to the applicable provisions of the General Mining Law. The Company's Environmental Impact Manifest ("MIA") permit was received from SEMARNAT on April 26, 2010. After we successfully obtain concession titles, we are required to submit annual reports in May of each year, detailing the work performed during the designated year on the properties specified by such concession titles.

Once mining activities commence, we must obtain additional permits and authorizations from the Ministry of Labor to operate special machinery used for the exploration of the Mining Field. Such special machinery includes but are not limited to pressured containers, boilers and other machinery designated for mining that are regulated by various National Official Norms (“NOM”). We are also required to file reports on safety, hygiene and minimum wage of our workers to the registry of the Labor Commissions as provided under Mexican Federal Labor Law.

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

Environmental Laws

In the past 10 years, Chinese laws and policies regarding environmental protection have moved towards stricter compliance standards and stronger enforcement. In accordance with the Environmental Protection Law of the PRC adopted by the Standing Committee of the PRC National People's Congress on December 26, 1989, the General Administration of Environmental Protection Bureau under the State Council sets national environmental protection standards. The various local environmental protection bureaus may set stricter local standards for environmental protection. CJVs are required to comply with the stricter of the two standards.

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

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we will require approximately $4 million over the next 12 months to fund our anticipated capital requirements and our obligations under the agreements for the concessions in Cerro las Minitas, Mexico and the agreement with Sino-Top. Our agreement with Jaime Muguiro Pena required us to make a $100,000 payment on closing, with further payments totaling $350,000 made during 2006, along with 450,000 restricted common shares. Our agreement with Ramon Tomas Davila Flores required us to make a payment of closing at $245,000 along with 110,000 restricted common shares. Our agreement with Minera Real Victoria, S.A. de C.V. required us to make a $100,000 payment on closing along with 2,000,000 restricted common shares; further payments of $100,000 were paid on September 11, 2006 and March 14, 2007, a final payment of $100,000 was due on March 14, 2008. All payments to Minera Real Victoria, S.A. de C.V. have been made. All payments in Mexico were and are subject to Value Added Tax (V.A.T.) for which we are entitled to be refunded as a non-Mexican entity.

We intend to invest approximately $1,600,000 (which represents 40% of the $4,000,000, in total, committed) into Sino-Top in 2010 to be invested towards exploration and property maintenance on the seven properties in the portfolio and conducting a Canadian National Instrument (“NI”) 43-101 conversion program on the balance of the five properties. We currently have a NI 43-101 report for the Erbaohuo property and the Dadi Property. The third NI 43-101 commissioned on the Laopandao property is expected in the third quarter of 2010.

We have historically satisfied our working capital requirements through the private issuances of equity securities and from related parties. We will satisfy our capital requirements from equity financing, further private placement funds received from HIC our state owned joint venture partner in China and the sale of concentrates from our new mill operation in Mexico.

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

Since we changed our business focus to silver exploration, we have generated little revenue. We incurred losses of approximately $3,862,649 and $799,201 respectively, for the fiscal year ended December 31, 2009 and the three month period ending March 31, 2010. We have accumulated losses since inception of approximately $31,110,762. We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever. If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

As of May 17, 2010, Marc Hazout, a Director, owned beneficially approximately 19% of our outstanding common stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

As of May 17, 2010, the number of shares in the public float on the Over-The-Counter Bulletin Board in the U.S. is approximately 93,961,257. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability of a large number of shares.

The price of our common stock is volatile, which may cause investment losses for our shareholders.

The market for our common stock is highly volatile, having ranged in the last 12 months from a low of $0.08 to a high of $0.49 on the Over-The-Counter Bulletin Board. The trading price of our common stock on the Over-The-Counter Bulletin Board is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management's attention and resources.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and March 31, 2010.

Net sales were $NIL for both the quarters ended March 31, 2009 and March 31, 2010 as there was no production at any of the mining properties.

Total operating expenses for the Company were $687,562 (March 31, 2009: $559,437). There were decreases in exploration expenditures and decreases in General and Administrative expenses due to the Company's need to obtain financing. The overall expenditures decreased compared to 2009 as a result of insufficient funding, consequently impairing the Company's ability to commission advertising and promotions activity similar to those levels in 2008.

Net loss for the three-months ended March 31, 2010 was $799,201, compared to a net loss of $702,094 for the similar period in 2009. The principal reason for this is the impact of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company will need additional capital in order to finance its obligations to Sanhe Sino-Top Resources and Technologies Ltd., and the acquired properties in Cerro Las Minitas, Mexico, as well as to continue its attempt to acquire viable businesses and properties and to finance the administrative costs including but not limited to legal and accounting fees.

GOING CONCERN

As of March 31, 2010 the Company had an accumulated deficit of $31,110,762. The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

ITEM 3. CONTROLS AND PROCEDURES

The Company is taking actions to prevent the recurrence of significant deficiencies and material weaknesses in the future, including hiring a Chief Financial Officer and a Chief Operating Officer to oversee the financial operations of the Company. Under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of March 31, 2010 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Corporate Controller concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

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

On March 1, 2010, the Company issued 25,000 shares of the Company’s restricted common stock to a company, pursuant to the investor relations agreement dated February 1, 2010 for fair value of $7,500.

On March 13, 2010 the Company settled the outstanding debt of $100,000 with Minera (see note 6) through the issuance of 360,000 shares of the Company’s restricted common stock.

On March 24, 2010, the Company closed a private placement totaling 500,000 units at $0.20 per unit for gross proceeds of $100,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On April 1, 2010, the Company issued 25,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated February 1, 2010 for fair value of $7,000.

On April 12, 2010, the Company made an addendeum to a consulting agreement dated January 22, 2010 and issued additional warrants, to an organization, to purchase 180,000 shares of the Company’s restricted common stock at a per share purchase price of $0.50, exercisable for a period of one year from the date of issuance.

On April 15, 2010, the Company issued warrants to purchase 50,000 shares of the Company’s restricted common stock at a per share purchase price of $0.50, exercisable for a period of two years from the date of issuance to an operations manager in China.

On April 15, 2010, the Company issued warrants to purchase 50,000 shares of the Company’s restricted common stock at a per share purchase price of $0.50, exercisable for a period of two years from the date of issuance to a geologist in China.

On May 1, 2010, the Company issued 25,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated February 1, 2010 for fair value of $8,750.

On May 14, 2010, the Company closed a private placement totaling 300,000 units at $0.28 per unit for gross proceeds of $84,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

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

SILVER DRAGON RESOURCES INC.

Date: May 17th, 2010	/s/ Marc Hazout
By: Marc Hazout, Chief Executive Officer