Form 10-Q
period 2010-06-30
Silver Dragon Resources Inc.
filed 2010-08-09
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010

or

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

Yes [ X ]             No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [    ]         Accelerated filer [    ]             Non-accelerated filer [    ]             Smaller reporting company [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [    ]             No [    ]

APPLICABLE TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 95,961,257 shares of its Common Stock, $0.0001 par value, as of August 9, 2010.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2010 and 2009

(EXPRESSED IN UNITED STATES DOLLARS)

(UNAUDITED)

CONTENTS

Condensed Consolidated Balance Sheets as at June 30, 2010 and December 31, 2009	1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Six-Month Periods Ended June 30, 2010 and 2009, and Cumulative for the Period from June 15, 1996 [Date of Inception] Through June 30, 2010

2-3
Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2010 and 2009, and Cumulative for the Period from June 15, 1996 [Date of Inception] Through June 30, 2010	4-5
Notes to the Condensed Consolidated Financial Statements	6-11

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$157,241	$137,448
Current portion of deferred expenses	329,645	329,327
Total Current Assets	486,886	466,775

Deferred Expenses	-	13,125
Plant and Equipment, net (note 5)	281,243	370,825
Mineral Rights (note 6)	3,045,745	3,045,745
Equity Investment (note 7)	4,038,299	4,804,963

Total Assets	$7,852,173	$8,701,433

LIABILITIES
Current Liabilities
Accounts payable	$996,216	$1,095,243
Accrued liabilities	382,116	305,758
Notes payable	75,197	-
Related party loans payable (note 8)	29,000	-
Total Liabilities	1,482,529	1,401,001

Commitments and Contingencies (note 11)

STOCKHOLDERS' EQUITY
Capital Stock (note 9)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 95,961,257 shares issued and outstanding (2009 – 91,597,686 issued and outstanding)	9,596	9,160

Additional Paid-in Capital (note 9)	38,807,207	37,771,329
Treasury (550,000 shares)	(209,000)	(209,000)
Deficit Accumulated During the Exploration Stage	(32,271,030)	(30,311,561)
Accumulated Comprehensive Income	32,871	40,504
Stockholders' Equity	6,369,644	7,300,432

Total Liabilities and Stockholders' Equity	$7,852,173	$8,701,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Six-Month Periods Ended June 30, 2010 and 2009, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through June 30, 2010
(Unaudited)

					For the period from
					June 15, 1996
	For the three-month periods ended		For the six-month periods ended		[date of inception]
	June 30	June 30	June 30	June 30	through June 30,
	2010	2009	2010	2009	2010
		(Restated)		(Restated)	(Restated)
		(Note 3)		(Note 3)	(Note 3)
Revenues	$-	$-	$-	$-	$64,888

Cost of Revenues	-	-	-	-	74,482

Gross Loss	-	-	-	-	(9,594)

Operating Expenses
General and administrative	446,764	576,142	1,008,378	1,073,959	24,430,528
Exploration	24,833	18,819	150,781	80,439	7,111,581
Development (non-mining)	-	-	-	-	60,000
Total Operating Expenses	471,597	594,961	1,159,159	1,154,398	31,602,109

Loss From Continuing Operations	(471,597)	(594,961)	(1,159,159)	(1,154,398)	(31,611,703)

Other (Expenses) Income
Gain on sale of controlling interest in subsidiary	-	-	-	-	1,816,733
Interest expense	(197)	-	(197)	-	(36,714)
Interest income – related parties	-	-	-	-	15,905
Interest expense - related parties	-	-	-	-	(56,846)
Settlement with Cyper Entertainment, Inc.	-	-	-	-	(80,000)
Loss on disposal of asset	-	-	-	-	(15,371)
(Loss)Gain on recognition of an embedded derivative (note 3)	(36,000)	6,750	(99,000)	(4,500)	(360,000)
Loss on investment	-	-	-	-	(158,939)
Net loss on equity investment	(652,524)	(44,058)	(701,213)	(177,715)	(1,364,655)
Loss on sale of marketable securities	-	-	-	-	(389,365)
Forgiveness of debt	-	38,871	-	38,871	38,871
Other - Non operating	50	340	100	340	(19,212)
Total Other (Expenses) Income	(688,671)	1,903	(800,310)	(143,004)	(609,593)
Net Loss Before Income Tax (carried forward)	$(1,160,268)	$(593,058)	$(1,959,469)	$(1,297,402)	$(32,221,296)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Six-Month Periods Ended June 30, 2010 and 2009, and
Cumulative for the Period from June 15, 1996 [date of inception]
Through June 30, 2010 (cont’d)
(Unaudited)

						For the period from
						June 15, 1996
	For the three-month periods ended			For the six-month periods ended		[date of inception]
	June 30		June 30	June 30	June 30	through June 30,
	2010		2009	2010	2009	2010
			(Restated)		(Restated)	(Restated)
			(Note 3)		(Note 3)	(Note 3)

Net Loss Before Income Tax (brought forward)	$(1,160,268)		$(593,058)	$(1,959,469)	$(1,297,402)	$(32,221,296)

Provision for Income Taxes
Current	-		-	-	-	-
Deferred	-		-	-	-	-

Net Loss From Continuing Operations, After Tax	(1,160,268)		(593,058)	(1,959,469)	(1,297,402)	(32,221,296)

Minority Interest	-		-	-	-	253,021

Loss from discontinued operations (net of tax)	-		-	-	-	(302,755)

Net Loss	(1,160,268)		(593,058)	(1,959,469)	(1,297,402)	(32,271,030)

Foreign exchange adjustment	15,806		(22,012)	(7,633)	(355)	32,871

Comprehensive Loss	$(1,144,462)		$(615,070)	$(1,967,102)	$(1,297,757)	$(32,238,159)

Net loss per common share – basic and diluted	$(0.01)		$(0.01)	$(0.02)	$(0.02)

Net loss on continuing operations per common share – basic and diluted	$(0.01)	$	(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	93,819,545		84,965,762	92,516,152	85,288,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
For the Six-Month Periods Ended June 30, 2010 and 2009, and
Cumulative for the Period from June 15, 1996 [Date of Inception]
through June 30, 2010
(Unaudited)

			Cumulative
			For the Period
			from June 15, 1996
			[Date of Inception]
	June 30	June 30	through June 30,
	2010	2009	2010
		(Restated)	(Restated)
		(Note 3)	(Note 3)
Cash Flows from Operating Activities
Net loss from continuing operations	$(1,959,469)	$(1,297,402)	$(32,271,030)
Net loss from discontinued operations	-	-	302,755
Net loss	(1,959,469)	(1,297,402)	(31,968,275)
Adjustments for:
Depreciation	47,728	50,883	479,881
Gain on sale of controlling interest in subsidiary	-	-	(1,816,733)
Net loss from equity investment	701,213	177,715	1,462,353

Loss on recognition of embedded derivative	99,000	4,500	360,000
Shares issued in settlement to Alpha Capital	-	-	214,281
Warrants issued in settlement to Alpha Capital	-	-	64,250
Shares issued for services	362,875	202,233	8,045,611
Warrants and options issued for services	120,189	32,118	3,454,334
Minority interest	-	-	(253,021)
Settlement with Cyper Entertainment Inc.	-	-	80,000
Write-down of assets	45,123	-	87,376
Write-down of inventory	-	-	19,169
Loss on investment	-	-	61,240

Changes in non-cash working capital:
Other receivables	-	-	(15,389)
Deferred expenses	12,807	345,021	252,444
Accounts payable	(99,027)	(13,966)	2,198,716
Accrued liabilities	(22,445)	(61,641)	(8,522)
Accrued officer compensation	-	-	709,500
Inventories	-	-	(28,510)
Net Cash Used in Operating Activities	$(692,006)	$(560,539)	$(16,601,295)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
For the Six-Month Periods Ended June 30, 2010 and 2009, and
Cumulative for the Period from June 15, 1996 [Date of Inception]
through June 30, 2010 (cont’d)
(Unaudited)

			Cumulative
			For the Period
			from June 15, 1996
			[Date of Inception]
	June 30	June 30	through June 30,
	2010	2009	2010
		(Restated)	(Restated)
		(Note 3)	(Note 3)
Cash Flows from Investing Activities
Investments in mineral rights	$-	$-	$(1,554,877)
Proceeds from sale of controlling interest in subsidiary	-	-	4,384,811
Additional contribution to Sino-Top	65,451	(267,963)	(3,511,640)
Acquisition of plant and equipment	-	-	(981,486)
Investment in other	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Net Cash Provided by (Used in) Investing Activities	65,451	(267,963)	(1,683,913)

Cash Flows from Financing Activities
Proceeds from issuance of common stock and warrants	569,000	-	17,733,492
Share issuance costs	(15,750)	-	(187,189)
Purchase of treasury shares	-	-	(392,830)
Related party loans payable	29,000	10,000	961,666
Repayments of related party advances	-	(30,196)	(462,557)
Loans received	-	-	260,000
Repayments of loans payable	-	-	(260,000)
Restricted cash	-	-	(41,217)
Minority interest	-	-	253,021
Payment of notes payable	-	-	3,581
Proceeds from issuance of notes payable	75,000	-	53,493
Advances payable related party	-	-	245,649
Bank indebtedness	-	-	460
Proceeds from stock subscriptions	-	-	124,748
Net Cash Provided by (Used in) Financing Activities	657,250	(20,196)	18,292,317
Effect of Change in Foreign Exchange	(10,902)	(25,142)	84,681
Change in Cash and Cash Equivalents	19,793	(873,840)	157,241

Cash and Cash Equivalents - beginning of period	137,448	1,207,227	-

Cash and Cash Equivalents - end of period	$157,241	$333,387	$157,241

Represented by:
Cash	$157,241	$333,387	$157,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 and 2009
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

SDR and its subsidiaries (the "Company") are in the exploration stage as defined by Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No.7. "Accounting and Reporting For Development Stage Enterprises." As of June 30, 2010, the Company has generated minimal sales and has devoted its efforts primarily to developing its products, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

The Company's mission is to acquire and develop a portfolio of silver properties in proven silver districts globally.

The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2010. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2009.

2. Going Concern and Exploration Stage Activities

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $1,959,469 for the six-month period ended June 30, 2010 (2009 – $1,297,402) and has accumulated losses since inception of $32,271,030. The Company's continuation as a going concern is uncertain and dependant on successfully bringing its product to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further exploration of its products and services. The Company is currently in discussions with several parties in an attempt to raise debt and/or equity and is considering monetizing certain assets to increase general working capital, finance existing obligations, and fund future exploration programs. Although the Company intends to phase its Mexican operations into some light production by the end of 2010, there is no assurance that it will be able to develop a sufficient customer base to maintain profitable operations. The Company was able to raise approximately $569,000 through private equity financing during the first six months of 2010. The Company intends to raise additional funds through private equity financing, which will help fund the required capital outlays related to bringing the Mexican property into production. It will also fund the monthly expenditures at Silver Dragon’s head office until mid-to-late 2010 when the Company plans to list on a major Canadian stock exchange and raise significant funds through an IPO. There can be no assurance the Company can successfully raise monies, and these matters raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Prior Period Restatement

As at June 30, 2010, a liability of $360,000 (2009 - $409,500) was recorded pursuant to an agreement entered into by the Company in 2006 which included an embedded derivative. The embedded derivative is a financial guarantee that requires a net-cash settlement in the event that the Company’s stock price is below $1.00 per common share at the time of settlement. Since the financial guarantee provides for a potential net-cash settlement, a liability should be measured at fair value at each period end, with changes in the fair value reported in earnings. Prior period figures have been restated to reflect the recognition of a liability and a charge to earnings during the periods ended subsequent to the signing of the agreement. For the three-month and six-month periods ended June 30, 2009, a recognition of the liability was recorded in accrued liabilities with a corresponding recognition of embedded derivative for a gain of $6,750 and a loss of $4,500, respectively.

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

Cash and cash equivalents (level 1), other receivables, accounts payable, accrued liabilities, notes payable and related party loans payable (level 2) are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

5. Plant and Equipment, net

		Accumulated	June 30, 2010	December 31, 2009
	Cost	Depreciation	Net book value	Net book value
Computer hardware	$54,768	$36,629	$18,139	$21,271
Computer software	-	-	-	45,122
Vehicles	20,710	11,329	9,381	10,103
Office equipment	62,094	31,646	30,448	33,845
Mine equipment	284,284	137,635	146,649	160,050
Leasehold improvements	195,667	119,041	76,626	100,434
	$617,523	$336,280	$281,243	$370,825

6. Mineral Rights

Cerro Las
Minitas
Mexico

Balance, December 31, 2009	$3,045,745
Expenditures during the period	-
Balance, June 30, 2010	$3,045,745

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

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

7. Equity Investment (cont’d)

June 30, 2010
Carrying value of investment at December 31, 2009	$4,804,963
Additional investment and advances	81,049
Return of funds advanced	(146,500)
40% share of net loss for the six-month period ended June 30, 2010	(701,213)
Carrying value of investment at June 30, 2010	$4,038,299

8. Related Party Transactions and Balances

	June 30, 2010	December 31, 2009
Unpaid Remuneration	$29,000	$-

During the six-month period ended June 30, 2010, the Company incurred $144,000 (2009 - $144,000) in management fees paid to a company controlled by a director for services rendered other than in his capacity as director.

9. Capital Stock

Stock Issuances				Deficit
	Common Stock			Accumulated
	Number		Additional	During the		Accumulated	Total
	of		Paid-in	Exploration		Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Treasury	Income	Equity

Balance, December 31, 2009	91,597,686	$9,160	$37,771,329	$(30,311,561)	$(209,000)	$40,504	$7,300,432
Shares issued for cash	2,953,571	295	377,290	-	-	-	377,585
Shares issued for services	1,410,000	141	362,734	-	-	-	362,875
Warrants issued for cash	-	-	191,415	-	-	-	191,415
Warrants issued for services	-	-	114,129	-	-	-	114,129
Shares issuance costs	-	-	(15,750)	-	-	-	(15,750)
Other comprehensive income	-	-	-	-	-	(7,633)	(7,633)
Net loss, six-month period ended June 30, 2010	-	-	-	(1,959,469)	-	-	(1,959,469)

Balance, June 30, 2010	95,961,257	$9,596	$38,807,207	$(32,271,030)	$(209,000)	$32,871	$6,369,644

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
June 30, 2010 and 2009
(Unaudited)

9. Capital Stock (cont'd)

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

On April 1, 2010, the Company issued 25,000 shares of the Company’s restricted common stock to a company, pursuant to the investor relations agreement dated February 1, 2010 for fair value of $7,000.

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

On May 1, 2010, the Company issued 25,000 shares of the Company’s restricted common stock to a company, pursuant to the investor relations agreement dated February 1, 2010 for fair value of $8,000.

On May14, 2010, the Company closed a private placement totaling 300,000 units at $0.28 per unit for gross proceeds of $84,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On May 25, 2010, the Company issued 75,000 shares of the Company’s restricted common stock to a company, pursuant to a long-term consulting agreement dated May 19, 2010, for fair value of $14,625. The Company also issued warrants to purchase 300,000 shares of the Company’s restricted common stock at a per share purchase price of $0.28, exercisable for a period of one year from the issuance date.

On May 27, 2010, the Company closed a private placement totaling 1,250,000 units at $0.12 per unit for gross proceeds of $150,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On June 1, 2010, the Company issued 375,000 of the Company's restricted common stock to an individual, pursuant to a one-year accounting services contract for fair value of $75,000.

On June 23, 2010, the Company issued 300,000 shares of the Company’s restricted common stock to a company, pursuant to the investor relations agreement dated June 23, 2010 for fair value of $74,850.

Warrants

As at June 30, 2010, 16,745,269 warrants were outstanding, having an exercise price between $0.12 and $5.00 per share with an average remaining contractual life of 2.08 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2009	15,814,198	$0.58
Issued during the six-month period	3,783,571	0.47
Exercised during the six-month period	-	-
Forfeitures during the six-month period	-	-
Expired during the six-month period	(2,852,500)	(0.50)
Balance, June 30, 2010	16,745,269	$0.57

As at June 30, 2010, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.12 - $1.00	15,510,269	2.07 years	$0.49
$1.01 - $2.00	1,017,500	2.43 years	$1.26
$2.01 - $5.00	217,500	1.65 years	$2.93

SILVER DRAGON RESOURCES INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

9. Capital Stock (cont'd)

Options

As at June 30, 2010, 700,000 options were outstanding, having an exercise price between $0.10 and $0.95 per share with an average remaining contractual life of 1.98 years.

		Weighted
	Number of	average exercise
	options	price
Balance, December 31, 2009	1,300,000	$0.48
Issued during the six-month period	-	-
Exercised during the six-month period	(100,000)	(0.10)
Forfeitures during the six-month period	-	-
Expired during the six-month period	(500,000)	(0.23)
Balance, June 30, 2010	700,000	$0.70

As at June 30, 2010, the range of exercise prices of the outstanding options were as follows:

			Weighted
		Average remaining	average exercise
Range of exercise prices	Number of options	contractual life	price
$0.10 - $1.00	700,000	1.98 years	$0.70

10. Consolidated Statements of Cash Flows Supplemental Disclosures

For the six-month period ended June 30, 2010, stock-based compensation and the current portion of deferred expenses amounted to $692,520 (2009 - $300,399). These amounts are included in the consolidated financial statements as follows:

	June 30, 2010	June 30, 2009
Statement of operations (current portion of deferred expenses)	$329,645	$113,041
Statement of operations (stock-based compensation expensed)	362,875	187,358
	$692,520	$300,399

For the six-month period ended June 30, 2010 there were no cash payments for income taxes (2009 - $ Nil). Cash payments for interest expense amounted to $Nil (2009 - $ Nil).

11. Commitments and Contingencies

a) On April 1, 2007, the Company entered into a five year lease agreement for office space with an option to renew for an additional five years. The future minimum commitment under the lease obligations for office premises are as follows:

2010	$26,617
2011	56,460
2012	14,115
$97,192

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
June 30, 2010 and 2009
(Unaudited)

12. Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

The carrying amount of cash and cash equivalents, deferred expenses, accounts payable, accrued liabilities, notes payable and related party loans payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Currency Risk

While the reporting currency is the US Dollar (“USD”), 34% and 4% of consolidated costs and expenses for the six-month period ended June 30, 2010 are denominated in the RMB and Mexican Peso (“MXN”), respectively. As at June 30, 2010, 5% of the assets and 38% of the liabilities are denominated in MXN. The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between the USD and the MXN.

The Company has not entered into any hedging transactions in an effort to reduce the exposure to currency risk.

13. Segmented Information

As at June 30, 2010	Corporate	Mexico	Total

Mineral Rights	$-	$3,045,745	$3,045,745
Equity Investment	$4,038,299	$-	$4,038,299
Total Assets	$4,594,515	$3,257,658	$7,852,173

Six-Month Period Ended June 30, 2010	Corporate	Mexico	Total

Revenues	$-	$-	$-
Depreciation	$29,124	$18,604	$47,728
Net Loss Before Income Tax	$(1,883,921)	$(75,548)	$(1,959,469)

As at December 31, 2009	Corporate	Mexico	Total

Mineral Rights	$-	$3,045,745	$3,045,745
Equity Investment	$4,804,963	$-	$4,804,963
Total Assets	$5,445,501	$3,255,932	$8,701,433

Year Ended December 31, 2009	Corporate	Mexico	Total

Revenues	$-	$-	$-
Depreciation	$53,358	$48,890	$99,248
Net Loss Before Income Tax	$(3,786,885)	$(75,763)	$(3,862,648)

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

Since we changed our business focus to silver exploration, we have generated little revenue. We incurred losses of approximately $3,862,649 and $1,959,469 respectively, for the fiscal year ended December 31, 2009 and the six month period ending June 30, 2010. We have accumulated losses since inception of approximately $32,271,030. We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever. If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

We will have to hire additional personnel with technical training or experience in exploring for, starting and operating an exploration program. If we cannot effectively supervise or retain such personnel, we may have to suspend or cease operations, which will result in the loss of your investment.

We hired new contractors to perform surveying, exploration and excavation of mineral claims that we may acquire. Management must rely on the personnel it has hired or retained to assist them in making critical engineering and business decisions. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm if our management is unable to supervise and retain qualified personnel to carry out these tasks. As a result we may have to suspend or cease operations, which will result in the loss of your investment.

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

As of August 9, 2010, Marc Hazout, a Director, owned beneficially approximately 19% of our outstanding common stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

As of August 9, 2010, the number of shares in the public float on the Over-The-Counter Bulletin Board in the U.S. is approximately 95,961,257. The market price for our common stock could decrease significantly and our ability to raise capital could be adversely affected by the availability of a large number of shares.

The price of our common stock is volatile, which may cause investment losses for our shareholders.

The market for our common stock is highly volatile, having ranged in the last 12 months from a low of $0.096 to a high of $0.49 on the Over-The-Counter Bulletin Board. The trading price of our common stock on the Over-The-Counter Bulletin Board is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management's attention and resources.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2009 and June 30, 2010.

Net sales were $NIL for both the quarters ended June 30, 2009 and June 30, 2010 as there was no production at any of the mining properties.

Total operating expenses for the Company were $1,159,159 (June 30, 2009: $1,154,398). There was a general increase in exploration expenditures in the company’s equity investment and decreases in General and Administrative expenses due to the Company's need to obtain financing. The overall expenditures increased compared to 2009 as a result of an extensive exploration program that is currently being conducted at the Company’s Chinese properties held through its equity investment in Sanhe Sino-Top Resources and Technologies Ltd.

Net loss for the six-months ended June 30, 2010 was $1,959,469, compared to a net loss of $1,297,042 for the similar period in 2009. The principal reason for this is the impact of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company will need additional capital in order to finance its obligations to Sanhe Sino-Top Resources and Technologies Ltd., and the acquired properties in Cerro Las Minitas, Mexico, as well as to continue its attempt to acquire viable businesses and properties and to finance the administrative costs including but not limited to legal and accounting fees.

GOING CONCERN

As of June 30, 2010 the Company had an accumulated deficit of $32,271,030. The financial statements therefore have been prepared on a going concern basis as explained in Note 2 to the Financial Statements.

ITEM 3. CONTROLS AND PROCEDURES

The Company is taking actions to prevent the recurrence of significant deficiencies and material weaknesses in the future, including hiring a Chief Financial Officer and a Chief Operating Officer to oversee the financial operations of the Company. Under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of June 30, 2010 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Corporate Controller concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

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

On May 1, 2010, the Company issued 25,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated February 1, 2010 for fair value of $8,000.

On May 14, 2010, the Company closed a private placement totaling 300,000 units at $0.28 per unit for gross proceeds of $84,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On May 25, 2010, the Company issued 75,000 shares of the Company’s restricted common stock to a company, pursuant to a long-term consulting agreement dated May 19, 2010, for fair value of $14,625. The Company also issued warrants to purchase 300,000 shares of the Company’s restricted common stock at a per share purchase price of $0.28, exercisable for a period of one year from the issuance date.

On May 27, 2010, the Company closed a private placement totaling 1,250,000 units at $0.12 per unit for gross proceeds of $150,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On June 1, 2010, the Company issued 375,000 of the Company's restricted common stock to an individual, pursuant to a one-year accounting services contract for fair value of $75,000.

On June 23, 2010, the Company issued 300,000 shares of the Company’s restricted common stock to a company, pursuant to the investor relations agreement dated June 23, 2010 for fair value of $74,850.

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

SILVER DRAGON RESOURCES INC.

Date: August 09, 2010	/s/ Marc Hazout
By: Marc Hazout, Chief Executive Officer