Form 10-Q
period 2010-09-30
Silver Dragon Resources Inc.
filed 2010-11-12
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________to _____________

SILVER DRAGON RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	0-29657	33-0727323
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

5160 Yonge Street, Suite 803
Toronto, Ontario
Canada M2N 6L9
(Address of Principal Executive Office) (Zip Code)

(416) 223-8500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes      [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes      [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 10, 2010 there were 97,686,257 shares of common stock outstanding, par value $0.001.

As of November 10, 2010, the aggregate market value of the issuer’s common stock held by non-affiliates of the issuer was $25,398,843 based on upon the closing sale price of the common stock as reported by the OTCBB on that date.

SILVER DRAGON RESOURCES INC.

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

Part I	FINANCIAL INFORMATION
Item 1	Financial Statements	1
	Consolidated Balance Sheets (Unaudited)
	Consolidated Statement of Operations and Comprehensive Loss (Unaudited)
	Consolidated Statements of Cash Flows (Unaudited)
	Notes to the Consolidated Financial Statements (Unaudited)
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4	Controls and Procedures	16
Part II	OTHER INFORMATION
Item 1A	Legal proceedings	17
Item 1B	Risk Factors	17
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3	Defaults upon Senior Securities	19
Item 4	Submission of Matters to a Vote of Security Holders	20
Item 5	Other information	20
Item 6	Exhibits	20

Part I FINANCIAL INFORMATION
Item 1 Financial Statements

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$111,964	$137,448
Current portion of deferred expenses	207,061	329,327
Total current assets	319,025	466,775

Deferred expenses	-	13,125
Plant and equipment, net (note 4)	262,011	370,825
Mineral rights (note 5)	3,061,309	3,045,745
Equity investment (note 6)	3,709,589	4,804,963

Total assets	$7,351,934	$8,701,433

LIABILITIES
Current liabilities
Accounts payable	$1,101,590	$1,095,243
Accrued liabilities	361,225	305,758
Notes payable (note 7)	120,000	-
Related party loans payable (note 8)	183,069	-
Total liabilities	1,765,884	1,401,001

STOCKHOLDERS' EQUITY
Capital stock (note 9)

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 95,986,257 shares issued and outstanding (2009 – 91,597,686 issued and outstanding)	9,599	9,160

Additional paid-in capital (note 9)	38,960,118	37,771,329
Treasury (550,000 shares)	(209,000)	(209,000)
Deficit accumulated during the exploration stage	(33,201,086)	(30,311,561)
Accumulated comprehensive income	26,419	40,504
Stockholders' equity	5,586,050	7,300,432

Total liabilities and stockholders' equity	$7,351,934	$8,701,433

Commitments and contingencies (note 10)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine-Month Periods Ended September 30, 2010 and 2009, and
Cumulative for the period from June 15, 1996 [date of inception] to September 30, 2010
(Unaudited)

					For the period from
					June 15, 1996
	For the three-month periods ended		For the nine-month periods ended		[date of inception]
	September 30	September 30	September 30	September 30	through September 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$64,888
Cost of revenues	-	-	-	-	74,482

Gross loss	-	-	-	-	(9,594)

Operating expenses
General and administrative	520,126	371,699	1,528,404	1,445,318	24,969,866
Exploration	31,011	34,445	181,792	114,884	7,142,592
Development (non-mining)	-	-	-	-	60,000
Total operating expenses	551,137	406,144	1,710,196	1,560,202	32,172,458

Loss from operations	(551,137)	(406,144)	(1,710,196)	(1,560,202)	(32,182,052)

Other (expenses) income
Interest expense (note 7)	(72,709)	-	(72,906)	-	(109,423)
Interest income – related parties	-	-	-	-	15,905
Interest expense - related parties	-	-	-	-	(56,846)
Gain (loss) on embedded derivative	22,500	(81,000)	(76,500)	(76,500)	(337,500)
Net loss on equity investment	(328,710)	(43,684)	(1,029,923)	(221,399)	(1,693,365)
Forgiveness of debt	-	-	-	38,871	38,871
Non-Recurring Items	-	-	-	-	1,173,058
Total other expense	(378,919)	(124,684)	(1,179,329)	(259,028)	(2,142,358)
Loss before income tax	$(930,056)	$(530,828)	$(2,889,525)	$(1,819,230)	$(33,151,352)
Provision for income taxes	-	-	-	-	-
Net loss from continuing operations, after tax	(930,056)	(530,828)	(2,889,525)	(1,819,230)	(33,151,352)
Minority interest	-	-	-	-	253,021
Loss from discontinued operations (net of tax)	-	-	-	-	(302,755)

Net loss	(930,056)	(530,828)	(2,889,525)	(1,819,230)	(33,201,086)
Other comprehensive income (loss)
Foreign exchange (loss) gain	(6,452)	(22,012)	(14,085)	(355)	26,419

Comprehensive loss	$(936,508)	$(552,840)	$(2,903,610)	$(1,819,585)	$(33,174,667)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Net loss on continuing operations per common share – basic and diluted	$(0.01)	$0.01	$(0.03)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	95,961,873	86,568,351	93,616,627	85,783,625

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2010 and 2009, and
Cumulative for the period from June 15, 1996 [date of inception] to September 30, 2010
(Unaudited)

			Cumulative
			For the Period
			from June 15, 1996
			[Date of Inception]
	September 30	September 30	through September 30,
	2010	2009	2010

Cash flows from operating activities
Net loss from continuing operations	$(2,889,525)	$(1,819,230)	$(33,201,086)
Net loss from discontinued operations	-	-	302,755
Net loss	(2,889,525)	(1,819,230)	(32,898,331)
Adjustments for:
Depreciation	69,921	75,492	502,074
Net loss from equity investment	1,029,923	221,399	1,791,063
Loss on recognition of embedded derivative	76,500	76,500	337,500
Shares issued for services	369,126	363,033	8,051,862
Warrants and options issued for services	196,377	32,118	3,530,522
Beneficial conversion feature	70,476		70,476
Write-down of assets	45,123	-	87,376
Gain on sale of controlling interest in subsidiary	-	-	(1,816,733)
Shares issued in settlement to Alpha Capital	-	-	214,281
Warrants issued in settlement to Alpha Capital	-	-	64,250
Minority interest	-	-	(253,021)
Settlement with Cyper Entertainment Inc.	-	-	80,000
Write-down of inventory	-	-	19,169
Loss on investment	-	-	61,240

Changes in non-cash working capital:
Deferred expenses	135,391	273,015	375,028
Accounts payable	6,347	20,639	2,304,090
Accrued liabilities	(21,033)	(62,462)	(7,110)
Other receivables	-	-	(15,389)
Accrued officer compensation	-	-	709,500
Inventories	-	-	(28,510)
Net cash used in operating activities	$(911,374)	$(819,496)	$(16,820,663)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2010 and 2009, and
Cumulative for the period from June 15, 1996 [date of inception] to September 30, 2010
(Unaudited)

			Cumulative
			For the Period
			from June 15, 1996
			[Date of Inception]
	September 30	September 30	through September 30,
	2010	2009	2010

Cash flows from investing activities
Investments in mineral rights	$(15,564)	$-	$(1,570,441)
Proceeds from sale of controlling interest in subsidiary	-	-	4,384,811
Additional contribution to Sino-Top	65,451	(267,963)	(3,446,189)
Acquisition of plant and equipment	-	-	(981,486)
Investment in other	-	-	(21,221)
Proceeds from sale of equipment	-	-	500
Net cash provided by (used in) investing activities	49,887	(267,963)	(1,634,026)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	569,000	70,000	17,733,492
Share issuance costs	(15,750)	-	(187,189)
Purchase of treasury shares	-	-	(392,830)
Related party loans payable	183,069	10,000	1,115,735
Repayments of related party advances	-	(34,497)	(462,557)
Loans received	-	-	260,000
Repayments of loans payable	-	-	(260,000)
Restricted cash	-	-	(41,217)
Minority interest	-	-	253,021
Payment of notes payable	-	-	3,581
Proceeds from issuance of notes payable	120,000	-	98,493
Advances payable related party	-	-	245,649
Bank indebtedness	-	-	460
Proceeds from stock subscriptions	-	-	124,748
Net cash provided by (used in) financing activities	856,319	45,503	18,491,386
Effect of change in foreign exchange	(20,316)	(10,728)	75,267
Change in cash and cash equivalents	(25,484)	(1,052,684)	111,964

Cash and cash equivalents - beginning of period	137,448	1,207,227	-

Cash and cash equivalents - end of period	$111,964	$154,543	$111,964

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

1. Nature of Business and Basis of Presentation

Silver Dragon Resources Inc. was incorporated on May 9, 1996 in the State of Delaware and is headquartered in Toronto, Canada. It carries out operations through subsidiaries and affiliates in Mexico and China. Silver Dragon Resources Inc. and its subsidiaries and affiliates (collectively referred to as “SDR” or “the Company”) are in the exploration stage as defined by Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No.7. “Accounting and Reporting For Development Stage Enterprises.” The Company’s strategy is to acquire and develop a portfolio of silver properties in proven silver districts globally. As of September 30, 2010, the Company has generated minimal sales and has devoted its efforts primarily to financing, by issuing common shares, and to exploring its properties.

The accompanying consolidated financial statements of the Company have been prepared following generally accepted accounting principles in the United States (“US GAAP”) are expressed in United States funds, and pursuant to the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended December 31, 2009 filed as part of our Annual Report on Form 10-K.

2. Going Concern and Exploration Stage Activities

These consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2010, the Company has a working capital deficiency of $1,446,859, has not yet achieved profitable operations, has accumulated losses of $33,201,086 since its inception and expects to incur further losses in the development of its business, all of which casts doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management considers that the Company will be able to obtain additional funds by equity financing; however, there is no assurance of additional funding being available, or available on acceptable terms.

3. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The authoritative guidance requires disclosure of the framework for measuring fair value and requires that fair value measurements be classified and disclosed in one of the following categories:

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

4. Plant and Equipment, net

			September 30,	December
		Accumulated	2010	31, 2009
	Cost	depreciation	Net book value	Net book value
Computer hardware	$54,996	$38, 409	$16,587	$21,271
Computer software	-	-	-	45,122
Vehicles	21,043	12,041	9,002	10,103
Office equipment	62,358	33,509	28,849	33,845
Mine equipment	288,857	148,127	140,730	160,050
Leasehold improvements	195,667	128,824	66,843	100,434
	$622,921	$360,910	$262,011	$370,825

5. Mineral Rights

Cerro Las
Minitas
Mexico

Balance, December 31, 2009	$3,045,745
Additions during the period	15,564
Balance, September 30, 2010	$3,061,309

Cerros Las Minitas, Mexico

On March 1, 2006, the Company’s wholly-owned subsidiary, Silver Dragon Mexico entered into an agreement with Jaime Muguiro Pena wherein Mr. Pena assigned to Silver Dragon Mexico the mining and exploration rights to ten mining concessions in Guadalupe, Durango, Mexico in consideration for the payment to Mr. Pena of $800,000 and issuance of 450,000 restricted common stock of the Company valued at $456,750.

On March 2, 2006, Silver Dragon Mexico entered into an agreement with Ramon Tomas Davila Flores wherein Mr. Flores assigned to Silver Dragon Mexico the mining and exploration rights to five mining concessions in Guadalupe, Durango, Mexico in consideration for the payment to Mr. Flores of $245,000 and issuance of 110,000 restricted common stock of the Company valued at $71,995.

On March 8, 2006, Silver Dragon Mexico entered into an agreement with Minera Real Victoria, S.A. De C.V. (“Minera”) for the assignment to Silver Dragon Mexico the mining and exploration rights to a mining concession known as “Puro Corazon” in Guadalupe, Durango, Mexico. On March 9, 2006, Silver Dragon Mexico obtained the consent of the owner of the concession, Silvia Villasenor Haro, for the assumption of mining and exploration rights from Minera.

The consideration payable to Minera Real Victoria, S.A. De C.V. (“Minera”) for the assignment of mining and exploration rights consisted of $400,000 and the issuance of 2,000,000 restricted common stock of the Company valued at $1,372,000. In accordance with the terms of the agreement with Minera $200,000 was paid in 2006; $100,000 was due and paid in March 2007; and the final installment of $100,000 was due for payment on March 8, 2008. As of December 31, 2009, the amount due for payment remained outstanding. On March 13, 2010 the Company settled the outstanding debt of $100,000 through the issuance of 360,000 shares of the Company’s restricted stock.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

5. Mineral Rights, continued

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

On August 12, 2010, Silver Dragon Mexico entered into an agreement with Ema Violante wherein Ms. Violante sold to Silver Dragon Mexico five hectares of land for $15,564 in Guadalupe Victoria, Durango, Mexico to be used to build a tailings pond when the Company commences construction of its mill.

6. Equity Investment

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

September 30, 2010
Carrying value of investment at December 31, 2009	$4,804,963
Additional investment and advances	81,049
Return of funds advanced	(146,500)
40% share of net loss for the nine-month period ended September 30, 2010	(1,029,923)
Carrying value of investment at September 30, 2010	$3,709,589

7. Notes Payable

During the nine-month period ended September 30, 2010, the Company issued two convertible notes with principal amounts totaling $120,000. The notes bear interest of 8% per annum, are unsecured, and are due on March 21 and April 22, 2011, respectively. The notes are convertible into common stock, at the lender’s option, at a discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion. The lender has agreed to restrict its ability to convert the notes and receive shares of common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Company recorded an expense of $70,476 as the value of the beneficial conversion feature of the notes payable.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

8. Related Party Transactions and Balances

	September 30, 2010	December 31, 2009
Unpaid Remuneration	$128,000	$-
Advances	55,069	-
	$183,069	$-

During the nine-month period ended September 30, 2010, the Company incurred $216,000 (2009 - $216,000) in management fees paid to a company controlled by a director for services rendered other than in his capacity as director.

9. Capital Stock

Stock Issuances				Deficit
	Common Stock			Accumulated
	Number		Additional	During the		Accumulated	Total
	of		Paid-in	Exploration		Comprehensive	Stockholders’
	Shares	Amount	Capital	Stage	Treasury	Income	Equity
Balance, December 31, 2009	91,597,686	$9,160	$37,771,329	$(30,311,561)	$(209,000)	$40,504	$7,300,432
Shares issued for cash	2,953,571	295	377,290	-	-	-	377,585
Shares issued for services	1,435,000	144	368,981	-	-	-	369,125
Warrants issued for cash	-	-	191,415	-	-	-	191,415
Warrants issued for services	-	-	196,377	-	-	-	196,377
Beneficial conversion feature			70,476				70,476
Shares issuance costs	-	-	(15,750)	-	-	-	(15,750)
Other comprehensive income	-	-	-	-	-	(14,085)	(14,085)
Net loss, nine-month period ended September 30, 2010	-	-	-	(2,889,525)	-	-	(2,889,525)
Balance, September 30, 2010	95,986,257	$9,599	$38,960,118	$(33,201,086)	$(209,000)	$26,419	$5,586,050

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

9. Capital Stock, continued

On March 13, 2010 the Company settled the outstanding debt of $100,000 with Minera (see note 5) through the issuance of 360,000 shares of the Company’s restricted common stock.

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

On June 1, 2010, the Company issued 375,000 of the Company’s restricted common stock to an individual, pursuant to a one-year accounting services contract for fair value of $75,000.

On June 23, 2010, the Company issued 300,000 shares of the Company’s restricted common stock to a company, pursuant to the investor relations agreement dated June 23, 2010 for fair value of $74,850.

On September 1, 2010, the Company issued warrants, to an individual, to purchase 200,000 shares of the Company’s restricted common stock at a per share purchase price of $0.18, exercisable for a period of two years from the contract date. The warrants were issued pursuant to a consulting agreement dated September 1, 2010.

On September 8, 2010, the Company issued warrants, to an individual, to purchase 200,000 shares of the Company’s restricted common stock at a per share purchase price of $0.18, exercisable for a period of three years from the contract date. The warrants were issued pursuant to a contract to provide services as Chief Financial Officer.

On September 21, 2010, the Company issued 25,000 of the Company’s restricted common stock to an individual, pursuant to an employment agreement dated September 21, 2010 for fair value of $6,250.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

9. Capital Stock, continued

On September 28, 2010, the Company issued warrants, to a Director, to purchase 200,000 shares of the Company’s restricted common stock at a per share purchase price of $0.25, exercisable for a period of three years from the contract date. The warrants were issued pursuant to the appointment of the Director to the Company’s Board of Directors.

Warrants

As at September 30, 2010, 17,325,269 warrants were outstanding, having an exercise price between $0.12 and $5.00 per share with an average remaining contractual life of 1.86 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2009	15,814,198	$0.58
Issued during the nine-month period	4,383,571	0.44
Exercised during the nine-month period	-	-
Forfeitures during the nine-month period	-	-
Expired during the nine-month period	(2,872,500)	(0.50)
Balance, September 30, 2010	17,325,269	$0.56

As at September 30, 2010, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.12 - $1.00	16,090,269	1.85 years	$0.48
$1.01 - $2.00	1,017,500	2.18 years	$1.26
$2.01 - $5.00	217,500	1.39 years	$2.93

Options

As at September 30, 2010, 700,000 options were outstanding, having an exercise price between $0.10 and $0.95 per share with an average remaining contractual life of 1.73 years.

		Weighted
	Number of	average exercise
	options	price
Balance, December 31, 2009	1,300,000	$0.48
Issued during the nine-month period	-	-
Exercised during the nine-month period	(100,000)	(0.10)
Forfeitures during the nine-month period	-	-
Expired during the nine-month period	(500,000)	(0.23)
Balance, September 30, 2010	700,000	$0.70

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

9. Capital Stock, continued

As at September 30, 2010, the range of exercise prices of the outstanding options were as follows:

			Weighted
		Average remaining	average exercise
Range of exercise prices	Number of options	contractual life	price
$0.10 - $1.00	700,000	1.73 years	$0.70

10. Commitments and Contingencies

a) On April 1, 2007, the Company entered into a five year lease agreement for office space with an option to renew for an additional five years. The future minimum commitment under the lease obligations for office premises are as follows:

2010	$13,707
2011	54,826
2012	13,707
$82,240

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

b) Under the terms of the agreement with Jaime Muguiro Pena, the Company purchased 100% interest in 10 mining concessions in consideration for $800,000 and the issuance of 450,000 restricted common stock of the Company. The agreement also stipulates that the 450,000 common shares issued under the purchase agreement have a minimum value of $450,000 ($1.00 per share issued), which therefore obligates the Company to compensate for any shortfall in the share price on disposition. Subsequent to that transaction, Mr. Muguiro pursued foreclosure proceedings in the local court of the City of Durango while negotiations were underway between him and the Company respecting certain adjustments to the purchase price for the concessions. These foreclosure proceedings appear to have been premised on a flawed interpretation by Mr. Muguiro of his rights under the purchase and sale agreement for the 10 concessions. According to Company records, the legal proceedings were not brought on notice to the Company but were heard and determined on an ex parte basis, without allowing proper defense and representation of Silver Dragon Mining de Mexico S.A. de C.V. As a result of the ex parte proceedings, through some publications it was learned that Mr. Muguiro was granted title to all of the 15 concessions, including the 5 concessions that he never owned and which the Company acquired from other unrelated parties. The Company has instructed its Mexican counsel to commence all available proceedings in the competent Mexican Courts in Durango to address these issues and acknowledge the actual terms under which the proceedings transpired, and when applicable, if procedural and other irregularities have occurred, challenge the proceedings through the Mexican Federal Courts to allow proper defense and representation on behalf of Silver Dragon Mining de Mexico, S.A. de C.V.

c) Under the terms of the Equity Transfer Agreement with HIC, the Company had committed to provide capital contributions to cover all expenses proportionate to its equity interest in Sino-Top.

d) The Company received a notice from the Intermediate Court of Langfang, Hebei Province, China, which informed the Company that two individuals in China have sued the Company for infringement of rights in relation to the equity sale of 50% of Sanhe Sino-Top Resources & Technologies Ltd. in 2008. The substantive trial procedures for this lawsuit have not yet commenced but the Company’s legal counsel and management believe that the claim is without merit.

11. Financial Instruments

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

11. Financial Instruments, continued

The carrying amount of cash and cash equivalents, deferred expenses, accounts payable, accrued liabilities, notes payable and related party loans payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest risk or currency risk and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains cash and short-term investments with major financial institutions. From time to time, the Company has funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant credit risk as these banks and financial institutions are well-known.

Currency Risk

While the reporting currency is the US Dollar (“USD”), 37% and 4% of consolidated costs and expenses for the nine-month period ended September 30, 2010 are denominated in the RMB and Mexican Peso (“MXN”), respectively. As at September 30, 2010, 6% of the assets and 37% of the liabilities are denominated in MXN. The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between the USD and the MXN.

The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

12. Subsequent Events

On October 1, 2010, the Company issued 300,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated October 1, 2010 for fair value of $79,500.

On October 4, 2010, the Company closed a private placement totaling 50,000 units at $0.20 per unit for gross proceeds of $10,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On October 6, 2010, a Director of the Company subscribed to a private placement totaling 100,000 units at $0.28 per unit for gross proceeds of $28,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

On October 6, 2010, the Company issued 1,000,000 shares of the Company’s restricted common stock to a Director pursuant to the renewal of an employment agreement dated October 6, 2010, for fair value of $279,000.

On October 7, 2010, the Company issued warrants, to an individual, to purchase 50,000 shares of the Company’s restricted common stock at a per share purchase price of $0.25, exercisable for a period of two years from the contract date. The warrants were issued pursuant to a consulting agreement dated October 7, 2010, for fair value of $7,754.

On October 7, 2010, the Company issued 50,000 shares of the Company’s restricted common stock, to an individual, pursuant to an employment agreement dated October 7, 2010, for fair value of $13,000. The Company also issued warrants to purchase 200,000 shares of the Company’s restricted common stock at a per share purchase price of $0.25, exercisable for a period of one year from the contract date, for fair value of $31,015.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

12. Subsequent Events, continued

On October 8, 2010, the Company issued 100,000 shares of the Company’s restricted common stock, to an individual, as well as warrants to purchase 200,000 shares of the Company’s restricted common stock at a per share purchase price of $0.27, exercisable for a period of two years from the date of issuance. The shares and warrants were issued pursuant to the appointment of the individual to the Strategic Advisory Board of the Company on October 8, 2010, for fair value of $27,000 and $31,770, respectively.

On October 14, 2010, the Company closed a private placement totaling 50,000 units at $0.20 per unit for gross proceeds of $10,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On October 15, 2010, the Company closed a private placement totaling 50,000 units at $0.20 per unit for gross proceeds of $10,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

13. Segmented Information

As at September 30, 2010	Corporate	Mexico	Total

Mineral Rights	$-	$3,061,309	$3,061,309
Equity Investment	$3,709,589	$-	$3,709,589
Total Assets	$4,103,130	$3,248,804	$7,351,934

Nine-Month Period ended September 30, 2010	Corporate	Mexico	Total

Revenues	$-	$-	$-
Depreciation	$41,566	$28,355	$69,921
Net Loss Before Income Tax	$(2,769,463)	$(120,062)	$(2,889,525)

As at December 31, 2009	Corporate	Mexico	Total

Mineral Rights	$-	$3,045,745	$3,045,745
Equity Investment	$4,804,963	$-	$4,804,963
Total Assets	$5,445,501	$3,255,932	$8,701,433

Nine-Month Period ended September 30, 2009	Corporate	Mexico	Total

Revenues	$-	$-	$-
Depreciation	$40,019	$35,473	$75,492
Net Loss Before Income Tax	$(1,704,295)	$(114,935)	$(1,819,230)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

All references herein to the terms “we,” “our,” “us,” “SDR,” and “the Company” refer to Silver Dragon Resources Inc. and its subsidiaries.

Available information

We file annual, quarterly, current reports, proxy statements, and other information with the SEC. You may read and copy documents that have been filed with the SEC at their Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to their website at www.sec.gov.

OVERVIEW

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

China

The properties in China, in which we have an interest, continue to be drilled and tunneled. Geologic mapping, trenching, tunneling and drilling work are underway for two of the properties known as Dadi and Laopandao. An NI 43-101 report on the Erbahuo property was updated in the first quarter of 2010 and an NI 43-101 commissioned on Dadi was completed in the first quarter of 2010. An additional NI 43-101 report will commence on the Laopandao property and be completed during the fourth quarter of this year.

Mexico

Our mining and exploitation activities in Mexico are in the exploration stage. Due to funding deficiencies during 2010 planned exploring of the concessions through tunneling, trenching and drifting have been curtailed. Our objective is to find new ore bodies and expand the resource of the existing ore bodies. There are currently seven mining shafts, which were used to extract underground ore in the past.

During the third quarter of this year we acquired five hectares of land adjacent to the Cerro Las Minitas concessions in Guadalupe Victoria, Durango, Mexico to be used to build a tailings pond when the Company commences construction of its mill.

We expect the cost of exploration activities, mine development and administration costs in Mexico over the next 12 months to be financed, initially, by equity financing from head office and then by the sale or processing of ore through the new mill acquired. Pending sufficient financing, this mill is expected to be fully operational in the second quarter of 2011, producing concentrates and generating revenue through the sale of those concentrates.

Under the terms of the agreement with Jaime Muguiro Pena, the Company purchased 100% interest in 10 mining concessions in consideration for $800,000 and the issuance of 450,000 restricted common stock of the Company. The agreement also stipulates that the 450,000 common shares issued under the purchase agreement have a minimum value of $450,000 ($1.00 per share issued), which therefore obligates the Company to compensate for any shortfall in the share price on disposition. Subsequent to that transaction, Mr. Muguiro pursued foreclosure proceedings in the local court of the City of Durango while negotiations were underway between him and the Company respecting certain adjustments to the purchase price for the concessions. These foreclosure proceedings appear to have been premised on a flawed interpretation by Mr. Muguiro of his rights under the purchase and sale agreement for the 10 concessions. According to Company records, the legal proceedings were not brought on notice to the Company but were heard and determined on an ex parte basis, without allowing proper defense and representation of Silver Dragon Mining de Mexico S.A. de C.V. As a result of the ex parte proceedings, through some publications it was learned that Mr. Muguiro was granted title to all of the 15 concessions, including the 5 concessions that he never owned and which the Company acquired from other unrelated parties. The Company has instructed its Mexican counsel to commence all available proceedings in the competent Mexican Courts in Durango to address these issues and acknowledge the actual terms under which the proceedings transpired, and when applicable, if procedural and other irregularities have occurred, challenge the proceedings through the Mexican Federal Courts to allow proper defense and representation on behalf of Silver Dragon Mining de Mexico, S.A. de C.V.

RESULTS OF OPERATIONS

Three months ended September 30, 2010 and September 30, 2009.

Total operating expenses for the three months ended September 30, 2010 were $551,137 (2009 – $406,144). The increase in the expenses from the previous year was primarily due to an increase in warrants issued for services.

Net sales were $nil for both the quarters ended September 30, 2010 and September 30, 2009 as there was no production at any of the mining properties.

Nine months ended September 30, 2010 and September 30, 2009.

Total expenses for the nine months ended September 30, 2010 were $2,889,525 (2009 – $1,819,230). The increase in the expenses from the previous year was primarily due to the exploration program at our Dadi and Laopandao properties held through our equity investment in Sanhe Sino-Top Resources and Technologies Ltd. In addition, $196,377 of warrants were issued for services during the nine months ended September 30, 2010 (2009 – $32,118)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010 we had a working capital deficiency of $1,446,859 (2009 – $718,335). We have funded our expenses and capital requirements through the issuance of shares, warrants and notes. Sales of shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder, and/or Regulation S thereunder. All of the purchasers of the shares were sophisticated or accredited investors. The shares were issued with a restrictive legend.

We expected to invest approximately $1,600,000 (which represents 40% of the $4,000,000 committed) into Sino-Top in 2010. Our contribution for 2010 was funded through the sale by Sino-Top of two of its properties in early 2010. These funds were to be invested towards exploration and property maintenance on the seven properties in the portfolio and conducting a Canadian National Instrument (“NI”) 43-101 conversion program on the Laopandao property.

SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Significant areas requiring the use of estimates relate to mineral rights, equity investment, plant and equipment, and stock-based compensation. Actual results could differ from these and other estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the respective period.

We have identified below certain accounting policies that we believe are most important for the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed on March 31, 2010.

Mineral Rights

We record our interest in mineral rights at cost. Exploration costs are expensed. Costs associated with acquisition and development of mineral reserves, including directly related overhead costs, are capitalized and are subject to ceiling tests to ensure the carrying value does not exceed the fair value.

Investments in unproved properties and major exploration projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the capitalized cost of the property will be added to the costs to be amortized. We presently have no proven reserves. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses whether the carrying values can be recovered. If the carrying values exceed estimated recoverable values, then the costs are written-down to fair values with the write-down expensed in the period.

Equity Investment

Equity investments are entities over which we exercise significant influence but do not exercise control. These are accounted for using the equity method of accounting in accordance with APB 18 and are initially recognized at cost net of any accumulated impairment loss. Our share of these entities’ profits or losses after acquisition of our interest is recognized in the statement of operations and cumulative post-acquisition movements are adjusted against the carrying amount of the investment. When our share of losses on these investments equals or exceeds the carrying amount of the investment, we only recognize further losses where we have incurred obligations or made payments on behalf of the affiliate.

OFF BALANCE-SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements or contractual obligations that have had or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that have not been disclosed in our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, as to the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation, other than the Company hiring a CFO during the third quarter which has improved the control environment.

Limitations on the effectiveness of controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Attached as Exhibits to this Form 10-Q are Certifications by the CEO and the CFO, in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Audit Committee report

Our Board of Directors has not established an audit committee. The role of an audit committee has been conducted by our Board of Directors as a whole. We intend to establish an audit committee during the current fiscal year. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. Once the audit committee is established, during the fourth quarter of the current fiscal year, its charter will be published on our website at www.silverdragonresources.com.

PART II: OTHER INFORMATION

Item 1A. Legal Proceedings.

The Company received a notice from the Intermediate Court of Langfang, Hebei Province, China, which informed the Company that two individuals in China have sued the Company for infringement of rights in relation to the equity sale of 50% of Sanhe Sino-Top Resources & Technologies Ltd. in 2008. The substantive trial procedures for this lawsuit have not yet commenced but the Company’s legal counsel and management believe that the claim is without merit.

Item 1B. Risk Factors

You should consider each of the following risk factors and other information set forth in this Form 10-Q and the other reports we have filed with the SEC, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones that our operations and business. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business or operations. A full set of risk factors is set out in our Form 10-K filed with the SEC on March 31, 2010.

None of the properties in which we have an interest or the right to earn an interest has any known reserves.

None of the properties in which we have an interest or the right to earn an interest has any reserves. To date, we have engaged in only exploration activities on the properties and accordingly, we do not have sufficient information upon which to assess the ultimate success of our exploration efforts. If we do not establish reserves, we may be required to curtail or suspend our operations, in which case the market value of our common stock may decline, and you may lose all or a portion of your investment.

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

From inception, we have generated limited revenues and have experienced negative cash flows from operating losses. We anticipate continuing to incur such operating losses and negative cash flows for the foreseeable future, and to accumulate increasing deficits as we increase our expenditures for exploration of minerals, infrastructure, research and development and general corporate purposes. Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability. Our history of operating losses and negative cash flows from operating activities will result in our continued dependence on external financing arrangements. In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure additional external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment. There is no guarantee that we will generate revenues or secure additional external financing. Our financial statements, which have been prepared in accordance with the United States GAAP, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern.

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

Since we changed our business focus to silver exploration, we have generated no revenue. We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever. If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

We expect that a portion of our revenues, if any, may be derived from sales of our products in foreign markets. Accordingly, we will be subject to all risks associated with foreign trade. These risks include shipping delays, increased credit risks, trade restrictions, export duties and tariffs, fluctuations in foreign currency, and uncertainties in international, legal, political, regulatory and economic developments.

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

Because all of our assets, our officers and our directors are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us, our officers or our directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On October 4, 2010, the Company closed a private placement totaling 50,000 units at $0.20 per unit for gross proceeds of $10,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On October 6, 2010, a Director of the Company subscribed to a private placement totaling 100,000 units at $0.28 per unit for gross proceeds of $28,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

On October 14, 2010, the Company closed a private placement totaling 50,000 units at $0.20 per unit for gross proceeds of $10,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On October 15, 2010, the Company closed a private placement totaling 50,000 units at $0.20 per unit for gross proceeds of $10,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

Item 3. Defaults upon senior securities

No report required.

Item 4. Submission of matters to a vote of security holders

No report required.

Item 5. Other information

No report required.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Dated: November 10, 2010	By:	/s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer

Dated: November 10, 2010	By:	/s/ Jeffrey D. Sherman
Jeffrey D. Sherman, Chief Financial Officer