Form 10-K/A
period 2009-12-31
Silver Dragon Resources Inc.
filed 2010-11-22
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

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

As of June 30, 2009, the aggregate market value of the issuer’s common stock held by non-affiliates of the issuer was $8,380,013 based on upon the closing sale price of the common stock as reported by the OTCBB on that date.

Explanatory Note

This Amendment No.1 to our Form 10-K/A (the “Amended Report”) amends the original Annual Report on Form 10-K of Silver Dragon Resources Inc. for the fiscal year ended December 31, 2009. Various disclosure errors or deficiencies were corrected, as set out below. The amendment had no effect on the results of operations disclosed herein, the consolidated statements of operations and comprehensive loss including loss per share, the consolidated statements of shareholders’ equity, nor on the consolidated statements of cash flows, in the attached financial statements.

Part I, Item 1, Description of Business
The commentary was amended make it clearer that our current business focus is primarily on acquisition and exploration rather than development and mining of our properties. The risk factors were clarified to make it clearer that we will require additional funding for our business during the year. Maps were added of the Erbaohuo and Cerro las Minitas properties. Certain undocumented information regarding the history of the Cerro Las Minitas property before it was acquired by us was deleted.

Part I, Item 6, Managements’ Discussion and Analysis and Plan of Operation
The commentary was amended make it clearer that our current business focus is primarily on acquisition and exploration rather than development and mining of our properties. The commentary on cash requirements was clarified to make it clearer that we will require additional funding for our business during the year.

A note as to critical accounting policies was added which observed that significant accounting policies are set out in Note 3 to the financial statements that are included in this Annual Report on Form 10K/A, and that the most important accounting policies relate to mineral rights and to equity investment. Please refer to Part I, Item 6 for a full description.

Consolidated Financial Statements
Note 13, Consolidated Statements of Cash Flows Supplemental Disclosures
Two editing errors were corrected. In the first row of the table, “Statement of operations” was changed to “Balance Sheet,” and in the second row the 2009 amount for stock-based compensation expense was changed to $1,745,651.

These corrections have no effect on the consolidated statements of operations and comprehensive loss, the consolidated statements of shareholders’ equity, nor on the consolidated statements of cash flows.

Signatures
The signatures were amended to conform to SEC requirements.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Silver Dragon Resources, Inc. was initially incorporated in the State of Delaware on May 9, 1996 under the name American Electric Automobile Company Inc. On July16, 2002, we amended our Certificate of Incorporation to change our name to American Entertainment & Animation Corporation. On February 25, 2005, we again amended our Certificate of Incorporation to change our name to "Silver Dragon Resources, Inc." in order to better reflect our current business focus on silver. We operate in Mexico through our wholly-owned subsidiary, Silver Dragon Mining De Mexico S.A. de C.V. (''Silver Dragon Mexico''), a Mexican company incorporated on April 21, 2006.

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

We are engaged in the acquisition and exploration of silver and other mineral properties in China and Mexico. Our primary focus is the exploration of seven properties located in the Erbaohuo Silver District in Northern China, as well as the Cerro Las Minitas property located in Guadalupe, Durango, Mexico. We are still in our exploration stage and have not generated any revenues from the mining properties in China and Mexico.

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

Prior to entering into the Asset Purchase Agreement described above, on April 14, 2005 we entered into a Venture Agreement with Sino Silver to acquire 50% of Sino Silver's interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration and evaluation of the Aobaotugonao property located in the Erbaohuo Silver District. Consideration for the interest included cash payments of $350,000 over a two year period and the issuance of 500,000 shares of our common stock. On closing, we paid $150,000 cash and issued 250,000 restricted common shares. In addition, 4,500,000 restricted common shares were issued to parties who assisted in the transaction. Three million of these shares were subsequently returned to us and cancelled. The Venture Agreement was superseded by the Asset Purchase Agreement described above.

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

On July 26, 2006, we signed a Strategic Cooperation Agreement with the Tianjin North China Exploration Bureau (''TNCEB'') in China. The TNCEB has access to mine assets located in various locations in China. The 5-year Agreement provides that prospective mining properties identified by the TNCEB will be referred exclusively to Silver Dragon first. We have 90 days to review geological information and other information we reasonably may request. If we do not wish to develop such properties, TNCEB may show the properties to other prospective purchasers. In the event that Silver Dragon chooses to acquire, develop or exploit any mining opportunities referred by the TNCEB, Silver Dragon and TNCEB will work towards a mutually acceptable working agreement with respect to the purchase and/or exploration of the mining property. The TNCEB will provide technical, geological and other documentation as may be requested by Silver Dragon as part of its due diligence investigation of prospective properties. In the event that TNCEB does not wish to participate in the joint exploration of the property, we are required to pay TNCEB the amount equal to 1% of the purchase price of such property in cash or 2% of the purchase price in non-cash consideration, including our common stock. If the seller of the property is an affiliate of TNCEB, we have no payment obligation.

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

Cerro las Minitas is comprised of 15 concessions covering 1,413 Hectares. It is located 68 kilometers northeast of the City of Durango, Mexico, and comprises the Cerro las Minitas mining district, part of the prolific silver belt of the Sierra Madre Occidental. An NI 43-101 report has been completed and concluded that the exploration done by Silver Dragon Mexico indicates that the potential resources inferred there justify the cost of further exploration.

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

Regulatory Obligations in Mexico

In Mexico, our exploration activities are governed by the General Mining Law and the regulations promulgated thereunder.

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

After the exploration stage, mining activities in Mexico will be carried out in accordance with the environmental permit issued by the General Direction of Mining Ministry of Economy under the plan of operations for mining activity submitted by an applicant. Since our current activities in Mexico are in the exploration stage, we have not yet submitted a plan of operations. After receiving confirmation of the existence of minerals, we are required to file an application with the General Direction of Mining of the Ministry of Economy to obtain concession titles for the exploitation of the minerals. As of today, we have obtained fifteen Concession Titles for the Exploitation of Minerals in Cerro Las Minitas, which titles were granted according to the applicable provisions of the General Mining Law. We will be required to obtain additional permits commonly referred to as the Sole Environmental License from SEMARNAT and the National Water Commission (''NWC''). After we successfully obtain concession titles, we are required to submit annual reports in May of each year, detailing the work performed during the designated year on the properties specified by such concession titles.

Once mining activities commence, we will be required to obtain additional permits and authorizations from the Ministry of Labor to operate special machineries used for the exploration of the Mining Field. Such special machineries include but are not limited to pressured containers, boilers and other machineries designated for mining that are regulated by various National Official Norms (''NOM''). Once mining activities commence we will also be required to file reports on safety, hygiene and minimum wage of our workers to the registry of the Labor Commissions as provided under Mexican Federal Labor Law.

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

We intend to secure all necessary permits required for exploration. We anticipate no discharge of water into active streams, creeks, rivers, lakes or other bodies of water regulated by environmental law or regulation. We also anticipate that no endangered species will be disturbed. Restoration of the disturbed land will be completed according to law, and all holes, pits and shafts will be sealed upon abandonment of the mineral claims. During the exploration phase that we are in now, compliance costs are nil or nominal. It is difficult to estimate the cost of compliance with the environmental laws, because the full nature and extent of our proposed activities cannot be determined until we start our operations.

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

Our current cash will not be sufficient to fund our business as currently planned for the next 12 months. We will need additional funding, either through equity or debt financings or partnering arrangements, that could negatively affect us and our stock price.

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

Our operations may be curtailed, delayed or cancelled as a result of numerous factors, many of which are beyond our control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services. If our drilling activities are not successful, we will experience a material adverse effect on our future results of operations and financial condition.

In addition to the substantial risk that the properties that we drill will not eventually be productive or may decline in productivity over time. Such hazards include unusual or unexpected geologic formations, pressures, downhole fires, mechanical failures, blowouts, cratering, explosions, uncontrollable flows of well fluids, pollution and other physical and environmental risks. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. We do not fully insure against all risks associated with our business because insurance is either unavailable or its cost of coverage is prohibitive. The occurrence of an event that is not fully covered or covered at all by insurance could have a material adverse effect on our financial condition and results of operations.

The impact of governmental regulation could adversely affect our business.

Our business is subject to applicable domestic and foreign laws and regulations, including laws and regulations on taxation, the exploration, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of mines, rates of production, prevention of waste and other matters. These laws and regulations may increase the costs and timing of planning, designing, drilling, installing, operating and abandoning our silver mines and other facilities. In addition, our operations are subject to complex environmental laws and regulations adopted by domestic and foreign jurisdictions where we operate. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil or water, including responsibility for remedial costs.

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

HISTORY

Silver was discovered in Erbaohuo following analysis by the Comprehensive Gross Exploration Department from 1989 to 1992, when exploration was carried out for the purpose of finding the necessary silver reserves projected to be required to satisfy China's growing industrial demands. A geological survey at scales of 1:10,000 and 1:2,000 has been completed. In 1992, the department committed the Nonferrous Metal Metallurgy Institute in Beijing to complete the primary metallurgical trial. In 1997, the department completed detailed geological survey work. From 1998 to 2002, exploration was carried out leading to the eventual mining of approximately 30,000 tons of ore with an average grade of 248.02 gpt silver at a cut-off grade of 200 gpt Ag.

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

PROPERTY HISTORY

There is little documentation regarding the history at Cerro Las Minitas, but local legend has it that Spaniards from the city of Victoria de Durango (now Durango City) discovered the silver mineralization at Cerro Las Minitas originally. The historical information presented herein has been gleaned from discussions with local miners and operators and the few previous evaluative reports concerning the property that do exist.

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

From 1999 to 2000, Minerales Noranda, SA de CV (''Noranda'') optioned the properties and completed an exploration program including 861 soil and rock samples, an aeromagnetic survey covering the entire district, and seven widely-spaced diamond drill holes (3886 meters total) within the Cerro Las Minitas Dome. Results were encouraging but not up to Noranda's expectations and they abandoned the property. Unfortunately, the original Noranda data has not been found and all that has been located is fragmentary data presented in a summary report by Proyectos Minerales y Topografia, S.A. de C.V. (2001). Most of the core from Noranda's drilling has been located and a partial reexamination of that core has been made to confirm data used in estimating the inferred mineral resource reported herein. Continued re-examination of that core is ongoing, as Noranda's drill logs have not been recovered.

Minera Real Victoria (''MRV'') acquired leases on concessions in the Puro Corazón - Santo Niño area in 2005 and began a program of exploration in the area. In May 2005, MRV began driving a 2.5m X 2.5m decline into the old Puro Corazón - Santo Niño workings to develop resources believed to be present there. MRV drove 170 meters of workings to connect with level 2 of the Puro Corazon workings and to make a preliminary exploration of the near surface portion of the La Chive mineralized zone. That work was halted in November, 2005 when MRV entered negotiations with Silver Dragon Resources, Inc to acquire the property. The sampling and resource assessment started by MRV was not completed, but fragmentary data from that work has been recovered.

Silver Dragon Mining de Mexico, S.A. de C.V. signed agreements to acquire a 100% interest in the properties that now constitute the Company's holdings in the district in March, 2006. At that time geologists began compiling and analyzing existing data for the property. Examination of that data showed that it was inadequate to guide further exploration operations and a program of rehabilitation, mapping and sampling existing workings on the property began. A combined reverse-circulation and diamond drilling program to test continuity of mineralization at depth commenced in May of 2006. Eleven holes were drilled for 2915 meters. Nine of the eleven holes have been sampled, logged and assayed. Analysis of the two remaining holes will be completed when geotechnical personnel are available. The mine is an underground mine. On October 28, 2008 the company acquired a mill at a price of US$245,000, including approximately US$20,000 for delivery and assembly.

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

Plan of Operation

Overview.

Our primary objective is to explore for silver minerals and, if warranted, to develop those existing mineral properties. Our secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance our exploration through equity financing, by way of joint venture or option agreements or through a combination of both.

Plans for the Year 2010.

Geologic mapping, trenching and drilling work is underway for seven properties in China. Our mining and exploration activities in Mexico are in the exploration stage. We are in the process of exploring the concessions through drilling, trenching and drifting. Our objective is to find new ore bodies and expand the resource of the existing ore bodies. There are currently four mining shafts, which were used to extract underground ore in the past. We built a ramp directly to one of the main ore bodies. Based on our initital findings, we have concluded that the exploration done by Silver Dragon Mexico indicates that the potential resources inferred there justify the cost of further exploration.

We intend to begin an exploration program of detailed geologic mapping, surface geochemical sampling and ground magnetic sampling to collect the basic geotechnical information that will be necessary to support an effective exploration program at Cerro Las Minitas. The program will include geologic mapping of the entire outcropping portion of the Cerro Las Minitas Dome at a scale of 1:2000, with more detailed mapping in areas of special interest, and definition of project stratigraphy in detail from examination of exposures and drill core. Additionally, the program will include reconnaissance geochemical soil and rock sampling and ground magnetic surveying to cover the entire property. This first phase program will include drilling 30 diamond drill holes from surface (5,000 meters) to develop oxide resources identified on the property and an additional six diamond drill holes (1,200 meters) drilled from underground to further develop discoveries of sulfide mineralization made during the 2009 exploration program. The goals of this program are:

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

Cash Requirements.

The Company’s current cash will not be sufficient to fund our business as currently planned for 12 months. We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $3.5 million over the next 12 months to fund our anticipated capital requirements in Mexico as well as the costs of administration.

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

Critical Accounting Policies

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

We have identified below certain accounting policies that we believe are most important for the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K/A.

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

Going Concern

As of December 31, 2009, we had an accumulated deficit of $30,311,561. Our continuation as a going concern is uncertain and dependent on successfully achieving future profitable operations and obtaining additional sources of financing to sustain our operations. In the event we cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel our exploration programs. We plan to pursue additional financing; however there can be no assurance that we will be able to secure financing when needed or obtain such on terms satisfactory to us, if at all.

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

All Other Fees were nil for 2008 and 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto authorized.

SILVER DRAGON RESOURCES INC.

By: /s/ Marc M. Hazout
Marc M. Hazout
President and Chief Executive Officer

Dated:  November 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc M. Hazout	President and Chief Executive Officer, and	November 22, 2010
Marc M. Hazout	Director

/s/ Jeffrey D. Sherman	Chief Financial Officer (Principal Financial	November 22, 2010
Jeffrey D. Sherman	and Principal Accounting Officer)

/s/ Manuel Chan	Director	November 22, 2010
Manuel Chan

/s/ Glen MacMullin	Director	November 22, 2010
Glen MacMullin

/s/ Guoqiang Hao	Director	November 22, 2010
Guoqiang Hao

/s/ Charles McAlpine	Director	November 22, 2010
Charles McAlpine

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
December 31, 2009 and 2008
(Expressed in United States Dollars)

13.

Consolidated Statements of Cash Flows Supplemental Disclosures

For the year ended December 31, 2009, stock-based compensation and the current portion of deferred expenses amounted to $2,074,978 (2008 - $2,138,348). These amounts are included in the consolidated financial statements as follows:

	December 31, 2009	December 31, 2008
Balance Sheet (current portion of deferred expenses)	$329,327	$544,662
Statement of operations (stock-based compensation expensed)	1,745,651	1,593,686
	$2,074,978	$2,138,328

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