Form 10-K
period 2010-12-31
Silver Dragon Resources Inc.
filed 2011-03-22
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Registrant’s telephone number, including area code: (416) 223-8500

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

Yes [  ] No [  ]

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

Yes [  ] No [X]

The aggregate market value of the voting common equity held by non-affiliates was $19,192,251, based on the average bid and asked price of such common equity as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter. As of March 21, 2011, there were 109,884,302 shares of the registrant’s common stock, par value $.0001 per share, issued and outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are subject to the “safe harbor” created by those sections. The forward-looking statements in this report are based on our management’s beliefs and assumptions and on information currently available to our management. You can identify forward-looking statements by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this document in greater detail under the heading “Risk Factors.” We believe it is important to communicate our expectations to our investors. However, there will be events that we are not able to predict accurately, or over which we have no control. The risks described in “Risk Factors” included in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in “Risk Factors” and elsewhere in this report could harm our business.

The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends in the mining industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business”. The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed in “Risk Factors”, there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly, and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in the report statement, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this document completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

As used in this Annual Report, “we”, “us”, “our”, “Company” or “Silver Dragon” refers to Silver Dragon Resources Inc. and all of its subsidiaries.

Item 1. Description of Business

Corporate history

Silver Dragon Resources Inc. was initially incorporated in the State of Delaware on May 9, 1996 under the name American Electric Automobile Company Inc. On July16, 2002, we amended our Certificate of Incorporation to change our name to American Entertainment & Animation Corporation. On February 25, 2005, we again amended our Certificate of Incorporation to change our name to “Silver Dragon Resources Inc.” to reflect our current business focus on silver.

We own a 40% equity interest in Sanhe Sino-Top Resources and Technologies, Ltd. (“Sino-Top’’), which was incorporated in 2003 as a Chinese company wholly owned by Huaguan Industrial Corp. (“HIC’’), a subsidiary of the state-owned North China Geological Exploration Bureau. Sino-Top became an American-Chinese joint venture in 2005. Silver Dragon Resources Inc. acquired Sino-Top in 2006, and currently owns 40% of Sino-Top after having sold 50% of its ownership interest to its Chinese partners. The Chinese side, led by Gansu Shengda Group Ltd. (“Shengda”), at 52%, and HIC, at 8%, collectively own 60% of Sino-Top. Sino-Top holds exclusive exploration and development rights to six properties in northern China (Inner Mongolia), covering a total area of 139 km2.

We are also entitled to 70% of the after-tax proceeds from the Erbahuo Silver mine, to which Chifeng Silver Dragon, a wholly-owned subsidiary of Sino-Top, holds exclusive exploration and mining rights.

We operate in Mexico through our wholly-owned subsidiary, Silver Dragon Mining De Mexico S.A. de C.V. (‘‘Silver Dragon Mexico’’), a Mexican company incorporated on April 21, 2006.

We are engaged in the acquisition and exploration of silver and other mineral properties. Our primary focus is the exploration of seven properties located in the Erbahuo Silver District in Northern China. We also had 15 concessions known as the Cerro Las Minitas property in Guadalupe, Durango, Mexico. The ownership of that property is now subject to legal dispute. Although management expects that it may eventually be successful, it has decided to write-off its Mexican assets as the outcome of the dispute is uncertain. Further details are provided on page 5 and in the notes to the financial statements.

We are still in the exploration stage and have not generated any revenues from the properties in China and Mexico.

We have recently retained Gowlings Lafleur Henderson LLP in Toronto, Canada to facilitate our application to be listed on the Toronto Stock Exchange.

Silver Mining Business in China

We acquired Sino-Top in 2006, and currently own 40% of Sino-Top after having sold 50% of our ownership interest to our Chinese partners. The Chinese side partners, led by Gansu Shengda Group Ltd. (“Shengda”), at 52%, and HIC, at 8%, collectively together own 60% of Sino-Top. Sino-Top holds exclusive exploration and development rights to six properties in northern China (Inner Mongolia), covering a total area of 139 km2.

Erbahuo projects

On March 16, 2006, we entered into an agreement to acquire certain mining and exploration rights to the Erbahuo Silver Project by purchasing a 60% interest in Sino-Top from Sino Silver Corp. (the “Asset Purchase Agreement’). Sino-Top was an equity joint venture company originally created under the Joint Venture Agreement dated April 14, 2005 between Sino Silver and certain other parties. Pursuant to the Asset Purchase Agreement, we acquired a 60% interest in Sino-Top and became a party to the Joint Venture Agreement. Sino-Top held the exploration and mining rights to nine properties in the Erbahuo Silver District in Northern China (“Erbahuo Projects”). The total purchase price was $650,000 plus 4,000,000 shares of our restricted common stock, all of which had been delivered to Sino Silver following receipt of the requisite approvals to the transfer by the local Provincial Department of Commerce in China. In March 2007, we increased our interest from 60% to 90% in exchange for 2 million restricted common shares of the company. On May 9, 2007, we received approval from the Ministry of Commerce to change the equity joint venture to a contractual joint venture. On June 10, 2008 we signed a letter of intent with our state–owned Chinese Joint venture partner Exploration Unit of North China Nonferrous Geological Exploration Bureau, also known as Huaguan Industrial Corp. (“HIC”) to sell 50% equity interest in Sanhe Sino-Top Resources & Technologies Ltd. (“Sino-Top”), not including the Erbahuo mine, from Silver Dragon in exchange for US$4.5 million. A definitive agreement was signed on July 4, 2008 to sell 50% of Sino-Top to HIC from Silver Dragon for US$4.5 million. With respect to the Erbahuo mine, the ninth property controlled by Sino-Top at that time, Silver Dragon is entitled to a 70% interest in its after-tax proceeds, and HIC would be entitled to 30%. On November 20, 2008 Gansu Shengda Group Ltd. (Shengda), a private Chinese conglomerate, agreed to acquire 52% of the equity interests in Sanhe Sino-Top Resources & Technologies, Ltd. (“Sino-Top”) from Huaguan Industrial Corp. (“HIC”), Silver Dragon’s state-owned Chinese joint venture partner. On January 21, 2010 Sino-Top sold the Saihanaobao and Liangdi Properties to Chinese State-owned Entities for approximately USD$4.2 Million.

Sino-Top is managed by its board of directors, which manages, supervises and controls the operating activities of the Company in accordance with the articles of association and makes decisions in accordance with the Sino-foreign Cooperative Joint Venture law of P.R. China and the articles of association. The board constitutes five members, with two members and the chairman appointed by Shengda, two members and the vice chairman appointed by Silver Dragon, and one member appointed by HIC. Neither party has the obligation to pay additional capital contribution to the joint venture. If the Board of Directors deems it necessary, each party may but is not obliged to contribute additional capital to the joint venture in accordance with the timing and amount as decided by Board of Directors. The parties shall re-determine the profit distribution proportion before either of the parties makes additional capital contribution.

Prior to entering into the Asset Purchase Agreement described above, on April 14, 2005, we entered into a Venture Agreement with Sino Silver to acquire 50% of Sino Silver’s interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration and evaluation of the Aobaotugounao property located in the Erbahuo Silver District. Consideration for the interest included cash payments of $350,000 over a two year period and the issuance of 500,000 shares of our common stock. On closing, we paid $150,000 cash and issued 250,000 restricted common shares. In addition, 4,500,000 restricted common shares were issued to parties who assisted in the transaction. Three million of these shares were subsequently returned to us and cancelled. The Venture Agreement was superseded by the Asset Purchase Agreement described above.

Using the funds from the sale of two properties in January 2010 mentioned above, approx. $3,378,234 was spent on exploration activities in 2010 with the focus on bringing the Erbahuo silver mine into production in 2011, and the Dadi and Laopandao mines into production in 2012.

Strategic cooperation agreements

Silver Dragon and Sino-Top are party to strategic agreements with various parties, including the North China Geological Exploration Bureau (“NCGEB”).

On July 26, 2006, we signed a Strategic Cooperation Agreement with the Tianjin North China Exploration Bureau (“TNCEB”) in China. The TNCEB has access to mine assets located in various locations in China. The 5-year Agreement provides that prospective mining properties identified by the TNCEB will be referred exclusively to Silver Dragon first. We have 90 days to review geological information and other information we reasonably may request. If we do not wish to develop such properties, TNCEB may show the properties to other prospective purchasers. In the event that Silver Dragon chooses to acquire, develop or exploit any mining opportunities referred by the TNCEB, Silver Dragon and TNCEB will work towards a mutually acceptable working agreement with respect to the purchase and/or exploration of the mining property. The TNCEB will provide technical, geological and other documentation as may be requested by Silver Dragon as part of its due diligence investigation of prospective properties. In the event that TNCEB does not wish to participate in the joint exploration of the property, we are required to pay TNCEB the amount equal to 1% of the purchase price of such property in cash or 2% of the purchase price in non-cash consideration, including our common stock. If the seller of the property is an affiliate of TNCEB, we have no payment obligation.

Silver Mining Business in Mexico

Cerro las Minitas Project

On March 2, 2006, Silver Dragon Mexico acquired 15 mining concessions from four individuals by entering into various assignment agreements. The total consideration paid by us through March 2008 is $1,045,000 plus 2,560,000 restricted shares. We were obligated to pay a further $100,000 to one of these individuals by March 8, 2008 to fulfill our obligations under these agreements. On March 13, 2010, the Company settled the outstanding debt of $100,000 through the issuance of 360,000 shares of the Company’s restricted stock. This was a full settlement of all outstanding amounts owing to the vendor.

Cerro las Minitas is comprised of 15 concessions covering 1,413 hectares. It is located 68 kilometers northeast of the City of Durango, Mexico, and comprises the Cerro las Minitas mining district, part of the prolific silver belt of the Sierra Madre Occidental.

In December 2010 we became aware of various matters that transpired between 2006 and 2010, that resulted in our concessions being seized without notice to us.

In the city of Durango, Durango, Mexico, on August 18, 2006 the former representative of Silver Dragon Mining de Mexico, S.A. de C.V. (“Silver Dragon Mexico”) in Mexico signed a promissory note for a principal amount of $350,000 for a vendor, from whom we had purchased 10 of the 15 aforementioned mining concessions, due March 5, 2008. The actions of our former legal representative were not authorized by Silver Dragon Resources Inc., and he did not advise us about signing the promissory note, nor its terms.

On April 21, 2008 the vendor filed a lawsuit against Silver Dragon Mexico claiming payment of $350,000 as well as ordinary interest at an annual rate of 10%, interest on past due and unpaid principal at an interest rate of 5% per month, as well as legal expenses. The lawsuit was registered under the file number 482/2008, before the Fourth Commercial Local Court of the city of Durango.

On October 10, 2008, Silver Dragon Mexico was officially notified of the lawsuit through the former legal representative, but the representative did not advise Silver Dragon Mexico nor us. The vendor then seized the following mining concessions: Mina Piña, El Refugio, Ampliación De Santo Niño, La Bocona, La Muralla, Victoria IV, Guadalupe, El Santo Niño and Piña Nueva. On October 28, 2008 the seizure of the mining concessions were recorded before the Public Registry of Mines of Durango.

During this time period, we had no knowledge of what had transpired. Since Silver Dragon Mexico never appeared before the court to reply to the lawsuit, Silver Dragon Mexico was declared in default and lost its opportunity to offer evidence in its favor. Nevertheless, it is important to mention that on November 28, 2008, the former legal representative appeared before the court on behalf of Silver Dragon Mexico to appoint legal address to receive notifications.

On January 8, 2009, the Court passed final sentence ordering Silver Dragon Mexico to pay to the vendor the principal amount plus interest and legal costs. On January 16, 2009 our former legal representative was formally notified of the sentence, but did not advise us.

Since Silver Dragon Mexico never appealed the final sentence, on February 10, 2009 the Court declared the sentence as final and irrevocable.

On March 30, 2009 the former legal representative of Silver Dragon Mexico, appeared again before the court to appoint an expert to appraise the mining concessions to be sold on a public auction. The appraisal of that expert was similar to the vendor’s appraisal. On May 29, 2009 by public auction the mining concessions were granted to the vendor as payment of the owed principal amount and its corresponding interest, on June 25, 2009 the Court passed resolution approving such public auction.

The mining concessions were granted to the vendor as new holder for the following amounts: “Mina Piña” $ 78,000, “La Bocona” $62,000, “Santo Niño” $42,000, “Ampliación Santo Niño” $31,000, “Victoria IV” $28,000, “Piña Nueva” $26,000, “Guadalupe” $23,000, “La Muralla” $11,000, “El Refugio” $10,000. On July 31, 2009 those mining concessions were transferred to the vendor through public deed number 7,730 granted before public notary number 3 of the city of Durango. On August 19, 2009, the vendor filed a motion before the court to request a further seizure of the assets of Silver Dragon Mexico to guarantee the payment of $39,000 as remaining amount to reach the principal claimed amount of $350,000, since all concessions were appraised in the amount of $311,000. On October 2, 2009, the court granted such petition to execute a further seizure.

On June 16, 2010 the vendor filed a motion before the court to request a further seizure of the assets of Silver Dragon Mexico to guarantee the payment of ordinary interest at a rate of 10% which at that date represented an amount of $45,739.00, interest on past due and unpaid principal at an interest rate of 5% per month which at that date represented an amount of $274,166.66, plus legal expenses of $100,000. On November 5, 2010 the aforementioned petition of the vendor was granted by the court.

Throughout this whole process the former legal representative never advised Silver Dragon Mexico or us of the existence of the promissory note nor the subsequent court actions. He also accepted court service numerous times on behalf of Silver Dragon Mexico as mentioned earlier to enforce payment of the note, but similarly did not advise Silver Dragon Mexico of this. In summary, from our perspective, the legal proceedings were heard and decided on an ex parte basis, without notice to us, nor allowing proper defense and representation of Silver Dragon Mining Mexico.

In December 2010, we became aware of this situation, and are now taking steps through the Federal courts in Mexico to seek appropriate redress. We have instructed our counsel to assert a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities in the foreclosure proceedings, for the purposes of re-opening the case. On January 17, 2011, Silver Dragon Mexico provided certain evidence in connection with the claims to the court, which is currently reviewing the documentation. We expect the court to schedule a hearing within two months.

While we expect that we may eventually be successful with the Constitutional Rights Claim, since we have lost title to our 15 concessions in Mexico, pursuant to court judgments, management has decided to write-off the book value of these concessions, as well as related liabilities, in net amount written of $2,335,289.

In late 2010 we became aware of another situation involving the same former legal representative. In November 2010, we and Silver Dragon Mexico approached certain suppliers in order to arrange payment of our outstanding accounts payables. Agreements were reached in most cases. One of Silver Dragon Mexico’s creditors did not respond to the request, however, an individual purporting to represent that creditor subsequently emailed us in December 2010 requesting payment for an amount that was more than triple the amount of the debt and asserted that it was pursuant to a promissory note signed by Silver Dragon Mexico and a court decision related to the promissory note in Mexico. On January 17, 2011 we received a copy of the promissory note. It was dated April 24, 2008 and was for a principal amount of $166,623 and carried interest at a rate of 5% per month. It was signed by the same former legal representative of SDM. His actions were not authorized by us, and he did not advise us about the promissory note, or the subsequent court actions. He also accepted court service several times on behalf of Silver Dragon Mexico to enforce payment of the note, but similarly did not advise Silver Dragon Mexico or us of this.

We are in the process of investigating this matter and have determined that in April 2010 the creditor had obtained a judgment from a court in Chihuahua, Mexico, in its favor, for payments under the promissory note that the creditor asserts aggregates $408,226 with interest, as well as a further 10% for its legal fees. We have restated results from prior years to reflect the original promissory note of $166,623 and the interest on the promissory note of $99,974 and $141,630 in 2009 and 2008, respectively.

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

As noted elsewhere, we have written off our ownership of the Mexican concessions, but if we are successful the following will be applicable.

Regulatory obligations and government approvals in Mexico

In Mexico, our exploration activities are governed by the General Mining Law and the regulations promulgated thereunder.

We obtained initial authorizations and the relevant permits for the exploration of Cerro Las Minitas from the Ministry of Natural Resources (‘‘SEMARNAT’’). The initial authorization from SERMARNAT authorizing us to initiate the excavation of the soil on Cerro Las Minitas was issued in 2006. The excavation of soil must be carried out using digger machines, which are registered and authorized by SEMARNAT. Our machines are duly registered and authorized by SEMARNAT. The company has documented all requirements and has submitted its Environmental Impact Assessment / Manifestacion, or Manifestacion de Impacto Ambiental (‘‘MIA’’), for its Cerro las Minitas silver project in Durango, Mexico that includes a cyanide process for the sulfide handling and Heap Leaching process for the handling of oxides. The MIA was officially submitted on March 23, 2009 to SEMARNAT for review, and is the principal document in the application process for a mine operating permit. The environmental permit was received in the 2nd quarter of 2010.

After the exploration stage, mining activities in Mexico will be carried out in accordance with the environmental permit issued by the General Direction of Mining Ministry of Economy under the plan of operations for mining activity submitted by an applicant. Since our current activities in Mexico are in the exploration stage, we have not yet submitted a plan of operations. After receiving confirmation of the existence of minerals, we are required to file an application with the General Direction of Mining of the Ministry of Economy to obtain concession titles for the exploitation of the minerals. As of today, we have obtained fifteen Concession Titles for the Exploitation of Minerals in Cerro Las Minitas, which titles were granted according to the applicable provisions of the General Mining Law. As noted above, we have lost title to those properties but are endeavoring to recover it. We will be required to obtain additional permits commonly referred to as the Sole Environmental License from SEMARNAT and the National Water Commission (‘‘NWC’’). After we successfully obtain concession titles, we are required to submit annual reports in May of each year, detailing the work performed during the designated year on the properties specified by such concession titles.

Once mining activities commence, we will be required to obtain additional permits and authorizations from the Ministry of Labor to operate special machineries used for the exploration of the Mining Field. Such special machineries include but are not limited to pressured containers, boilers and other machineries designated for mining that are regulated by various National Official Norms (‘‘NOM’’). Once mining activities commence we will also be required to file reports on safety, hygiene and minimum wage of our workers to the registry of the Labor Commissions as provided under Mexican Federal Labor Law.

Regulatory obligations and government approvals in China

Exploration for and exploitation of mineral resources in China is governed by the Mineral Resources Law of the People’s Republic of China (‘‘PRC’’) of 1986, amended effective January 1, 1997, and the Implementation Rules for the Mineral Resources Law of the PRC, effective March 26, 1994. In order to further implement these laws, on February 12, 1998, the State Council issued three sets of regulations: (i) Regulation for Registering to Explore Mineral Resources Using the Block System, (ii) Regulation for Registering to Mine Mineral Resources, and (iii) Regulation for Transferring Exploration and Mining Rights (together with the mineral resources law and implementation rules being referred to herein as “Mineral Resources Law”).

Under Mineral Resources Law, the Ministry of Land and Resources and its local authorities (the “MLR”) is in charge of the supervision of mineral resource exploration and development. The mineral resources administration authorities of provinces, autonomous regions and municipalities, under the jurisdiction of the State, are in charge of the supervision of mineral resource exploration and development in their respective administration areas. The PRC’s governments of provinces, autonomous regions and municipalities, under the jurisdiction of the State, are in charge of coordinating the supervision by the mineral resources administration authorities on the same level.

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

Exploration rights

In order to conduct exploration, a Sino-foreign cooperative joint venture (“CJV”) must apply to the MLR for an exploration license. Owners of exploration licenses are “licensees”. The period of validity of an exploration license can be no more than three years. An exploration license area is described by a “basic block”. An exploration license for metallic and non-metallic minerals has a maximum of 40 basic blocks. When mineral resources that are feasible for economic development have been discovered, a licensee may apply for the right to develop such mineral resources. The period of validity of the exploration license can be extended by application and each extension can be for no more than two years. The annual use fee for an exploration license is RMB 100 per square kilometer for the first three years and increases by RMB 100 per square kilometer for each subsequent year, subject to a maximum fee of RMB 500 per square kilometer.

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

After the licensee acquires the exploration license, the licensee is obliged to, among other things: (i) begin exploration within the prescribed term, (ii) explore according to a prescribed exploration work scheme, (iii) comply with State laws and regulations regarding labor safety, water and soil conservation, land reclamation and environmental protection, (iv) make detailed reports to local and other licensing authorities, (v) close and occlude the wells arising from exploration work, (vi) take other measures to protect against safety concerns after the exploration work is completed, and (vii) complete minimum exploration expenditures as required by the Regulations for Registering to Explore Resources Using the Block.

Mining rights

In order to conduct mining activities, a CJV must also apply for a mining license from the MLR. Owners of mining rights, or “concessionaires”, are granted a mining license to mine for a term of no more than ten to thirty years, depending on the magnitude or size of the mining project. A mining license owner may extend the term of a mining license with an application 30 days prior to expiration of the term. The annual use fee for a mining license is RMB 1,000 per square kilometer per year.

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

A mining license owner is required to, among other things: (i) conduct mine construction or mining activities within a defined time period, (ii) conduct efficient production, rational mining and comprehensive use of the mineral resources, (iii) pay resources tax and mineral resources compensation (royalties) pursuant to applicable laws, (iv) comply with State laws and regulations regarding labor safety, water and soil conservation, land reclamation and environmental protection, (v) be subject to the supervision and management by the departments in charge of geology and mineral resources, and (vi) complete and present mineral reserves forms and mineral resource development and use statistics reports, in accordance with applicable law.

Transfer of exploration and mining rights

A mining company may transfer its exploration or mining licenses to others, subject to the approval of MLR.

An exploration license may only be transferred if the transferor: (i) held the exploration license for two years after the date that the license was issued, or discovered minerals in the exploration block, which are able to be explored or mined further, (ii) has a valid and subsisting exploration license, (iii) completed the stipulated minimum exploration expenditures, (iv) paid the user fees and the price for exploration rights pursuant to the relevant regulations, and (v) obtained the necessary approval from the authorized department in charge of the minerals.

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

Environmental laws

In the past ten years, Chinese laws and policies regarding environmental protection have moved towards stricter compliance standards and stronger enforcement. In accordance with the Environmental Protection Law of the PRC adopted by the Standing Committee of the PRC National People’s Congress on 26 December 1989, the General Administration of Environmental Protection Bureau under the State Council sets national environmental protection standards. The various local environmental protection bureaus may set stricter local standards for environmental protection. CJVs are required to comply with the stricter of the two standards.

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

Compliance with environmental laws

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

The company should also apply for other zoning and construction permits to conduct construction on the land. PRC laws require a company to obtain the land zoning permit and construction zoning permit with the local zoning authorities under the Ministry of Construction (‘‘MOCON’’). Then, the company is required to enter into a construction contract with a qualified constructor and file the construction contract to the local construction authorities under the MOCON and obtain a construction permit. After the construction is completed, the company should apply for the construction authorities and related environmental and fire departments for the check and acceptance of the construction. Upon the pass of check and acceptance, the company should apply with local housing authorities to register the constructed buildings in its own name and obtain a housing ownership certificate.

Foreign Exchange Controls

Pursuant to PRC foreign exchange regulations, foreign exchange dealings are administered by the State Administration of Foreign Exchange and its local agencies (the “SAFE”) and transacted through designated financial institutions. CJVs are required to conduct their corporate activities in accordance with the relevant PRC foreign exchange rules/regulations.

CJVs are entitled to borrow funds from overseas within such CJVs’ total investment amount. Once such loan agreements have been registered with the SAFE in accordance with the formal requirements, the principal and interest of loan can be paid out of China.

CJVs are also entitled to remit the profit/dividends derived from CJVs out of China once the relevant taxes of CJVs have been paid in compliance with PRC Law, if such foreign investor has made the capital contribution in compliance with the contribution schedule set in CJV Contract.

The shareholder of a CJV is entitled to transfer the funds out of China when it sells its equity in the CJV to a Chinese buyer, but such transfer of money should be approved by SAFE.

China has restrictions on Chinese persons and companies to make investment out of China. The Chinese investor should obtain various approvals from governmental authority, including SAFE’s approval on foreign exchange payment, to make such overseas investment.

Employees

As of March 11, 2011, the Company had 6 total employees of whom 5 are full-time employees.

Item 1A. Risk factors

You should consider each of the following risk factors and any other information set forth in this Form 10-K and the other reports we file with the Securities and Exchange Commission (“SEC”), including our financial statements and related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones that might affect our operations and business. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business or operations.

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

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $3.5 million over the next 12 months to fund our anticipated capital requirements and obligations.

We have historically satisfied our working capital requirements through the private issuances of equity securities and convertible notes. We will continue to seek additional funds through such channels and from collaboration and other arrangements with corporate partners. However, we may not be able to obtain adequate funds when needed or funding that is on terms acceptable to us. If we fail to obtain sufficient funds, we may need to delay, scale back or terminate some or all of our mining exploration programs.

Third parties may challenge our title for the properties in which we have an interest.

We have not obtained title insurance for our properties. Title to the properties in which we have an interest may be and in fact has been challenged in Mexico. In Mexico we have lost title and, if such an event occurred in China, we will likely incur significant costs and lose valuable time in defending such a challenge. If such claims are successful, we will lose our interest in the respective properties.

We are an exploration stage company, and based on our negative cash flows from operating activities there is uncertainty as to our ability to continue as a going concern.

From inception, we have generated limited revenues and have experienced negative cash flows from operating losses. We anticipate continuing to incur such operating losses and negative cash flows for the foreseeable future, and to accumulate increasing deficits as we increase our expenditures for exploration and mining of minerals, infrastructure, research and development and general corporate purposes. Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability. Our history of operating losses and negative cash flows from operating activities will result in our continued dependence on external financing arrangements. In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure additional external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment. There is no guaranty that we will generate revenues or secure additional external financing. Our financial statements, which have been prepared in accordance with the United States Generally Accepted Accounting Principles (‘‘GAAP’’), contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern. See “Management’s Plan of Operations”.

The reports of independent auditors of our consolidated financial statements included in this annual report contain explanatory paragraphs which note our recurring operating losses since inception, our lack of capital and lack of long term contracts related to our business plans, and that these conditions give rise to substantial doubt about our ability to continue as a going concern. In the event that we are unable to successfully achieve future profitable operations and obtain additional sources of financing to sustain our operations, we may be unable to continue as a going concern. See “Management’s Plan of Operation” and our consolidated financial statements and notes thereto included in this annual report.

We have a history of operating losses and we anticipate future losses.

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of approximately $4,318,318 and $4,869,372 respectively, for the fiscal years ended December 31, 2010 and 2009. We have accumulated losses since inception of approximately $36,054,080. We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever. If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

Because we do not have sufficient capital, we may have limited our exploration activity, which may result in a loss of your investment.

Because we are small and do not have much capital, we have limited our exploration activity. As such, we may not be able to complete exploration programs as planned. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues, in which case, you will lose your investment.

Because of the speculative nature of mineral property exploration, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

Exploration for minerals is a speculative venture involving substantial risk. We cannot provide investors with any assurance that our claims and properties contain commercially exploitable reserves. The exploration work that we intend to conduct on our claims or properties may not result in the discovery of commercial quantities of silver or other minerals. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, our business may fail.

Because our interests are in China and Mexico, our business is subject to additional risks associated with doing business outside the United States.

We expect that a portion of our revenues, if any, may be derived from sales of our products in foreign markets. Accordingly, we will be subject to all risks associated with foreign trade. These risks include:

  uncertain legal environment
  inability to enforce legal rights
  political risks
  shipping delays,
  credit risks,
  fluctuations in foreign currency

As a result, even if our foreign operations are successful, these risks could result in unexpected costs and losses.

Joint ventures and other partnerships in relation to our properties may expose us to risks.

We are currently involved in, and may enter into in the future, joint ventures or other partnership arrangements with other parties in relation to the exploration, development and production of the properties in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which would lead to deadlock in the operations of the joint venture or partnership. Further, we may be unable to exert control over strategic decision made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and, therefore, could have a material adverse effect on our results of operations, financial performance, cash flows and share price.

Because all of our assets, our officers and our directors are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us, our officer or our director.

All of our assets are located outside of the United States, the individuals serving as our officers and directors are nationals of a country other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officers and directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce such judgments rendered by the courts of the United States. There is also uncertainty as to whether the courts of Canada or other jurisdictions would be competent to hear original actions brought in Canada or other jurisdictions against us or our officers and directors predicated upon the securities laws of the United States or any state thereof.

Our President - Chief Executive Officer controls a significant percentage of our common stock.

As of March 16, 2011, Marc Hazout, our President and Chief Executive Officer, owned beneficially approximately 16.5% of our outstanding common stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

There is a substantial risk that the properties that we drill will not eventually be productive or may decline in productivity over time. We do not insure against all risks associated with our business because insurance is either unavailable or its cost of coverage is prohibitive. The occurrence of an event that is not covered by insurance could have a material adverse effect on our financial condition.

The impact of government regulation could adversely affect our business.

Our business is subject to applicable domestic and foreign laws and regulations, including laws and regulations on taxation, exploration, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of mines, rates of production, prevention of waste and other matters. These laws and regulations may increase the costs and timing of planning, designing, drilling, installing, operating and abandoning our silver mines and other facilities. In addition, our operations are subject to complex environmental laws and regulations adopted by domestic and foreign jurisdictions where we operate. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil or water, including responsibility for remedial costs.

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

The value and price of your investment in our common shares, our financial results, and our exploration, development and mining activities may be significantly adversely affected by declines in the price of silver and other precious metals. Silver prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of silver-producing countries throughout the world. The price of silver fluctuates in response to many factors, which are beyond anyone’s prediction abilities. The prices used in making the estimates in our plans differ from daily prices quoted in the news media. Because mining occurs over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons. Such reasons include a belief that the low price is temporary, and/or the expense incurred is greater when permanently closing a mine.

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

Currently there is only a limited public market for our common stock on the OTCBB in the United States. Thus investors may be unable to resell their shares of our common stock. The development of an active public trading market depends upon the existence of willing buyers and sellers who are able to sell their shares as well as market makers willing to create a market in such shares. Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account. Such decisions of the market makers may be critical for the establishment and maintenance of a liquid public market in our common stock. Market makers are not required to maintain a continuous two-sided market and are free to withdraw firm quotations at any time. We cannot give you any assurance that an active public trading market for the shares will develop or be sustained.

The price of our common stock is volatile, which may cause investment losses for our shareholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.07 to a high of $0.36 on the OTCBB. The trading price of our common stock on the OTCBB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

Shareholders may suffer dilution from the issuance of common stock, options, warrants and convertible notes to finance our operations.

All of our properties are in the exploration stage, and we will be required to raise additional capital, enter into joint venture relationships or find alternative means to finance placing one or more of our properties into commercial production, if warranted. On February 15, 2011, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Tonaquint, Inc., a Utah corporation (the “Investor”) whereby we issued and sold, and the Investor purchased: (i) a Secured Convertible Promissory Note of the Company in the principal amount of $2,766,000 (the “Company Note”) and (ii) a Warrant to purchase common stock of the Company (the “Warrant”). In connection with the transaction, the Company also issued the Investor 50,000 shares of common stock. Beginning six months after closing, the Investor has the right to convert, subject to restrictions described in the Company Note, all or a portion of the outstanding amount of the Company Note that is eligible for conversion into shares of the Company’s common stock. Furthermore, the Warrant to purchase 8.6 million shares of common stock of the Company may be exercised at an exercise price of US$0.50 per share at any time within three years after February 15, 2011. The conversion of the Company Note and exercise of the Warrant, in addition to any other outstanding options, warrants, convertible notes, as well as potential future transactions, would result in dilution, possibly substantial, to present and prospective holders of common shares.

Our common stock is considered to be a “penny stock,” which may make it more difficult for investors to sell their shares.

Our common stock has been subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than US$5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; issued by a registered investment company; excluded from the definition on the basis of price (at least US$5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. .Our common stock is considered to be a “penny stock.” The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” As our common stock is considered to be “penny stock,” trading in our common stock will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. This may reduce the liquidity and trading volume of our shares.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay dividends.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

As a public company, we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) could have a material adverse effect on our business and operating results.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common shares.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting. In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. We determined that our disclosure controls and procedures were not effective at December 31, 2010. Internal control over financial reporting was also not effective at December 31, 2010.

However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

We may subject to shareholder litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations. In fact, a lawsuit has been filed by two individuals in China. This will require cash to defend against and may adversely affect our share price.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We are, and may in the future be, the target of similar litigation. Securities litigation will result in substantial costs and liabilities and will divert management’s attention and resources.

As discussed on page 23, two individuals have filed a lawsuit against the Company. While we believe it is without merit, regardless of the outcome, it will require funding and attention by management, and will likely adversely affect our share price.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of properties

Erbahuo

Property location and description

Erbahuo is located at the common boundary of Keshiketeng county and Wenniute county in Inner Mongolia, within the Maoshandong village of Wenniute county. The property is about 1.2 km2. Access to the property is 110km via paved highway from Chifeng City to the village of Maoshandong and then west 10 km by unsealed road to the property. The mine is an underground and open pit mine. A 10kv electricity power net passes through the concession and the electrical power is adequate for mining purposes. The property has eight existing exploratory tunnels totaling about 800m in length. The property has a building used as onsite offices and dormitory, which was built in December 2006 at a cost of RMB235,000.

The neighboring exploration properties of Dadi, Laopandao, Aobaotugounao, Yuanlinzi, Zhuanxinhu and Shididonggou are all located within Keshiketeng County and cover a total area of 139 km2.

Agreements

On March 16, 2006, we entered into an agreement to acquire certain mining and exploration rights to the Erbahuo Silver Project by purchasing a 60% interest in Sino-Top from Sino Silver (the “Asset Purchase Agreement”). Sino-Top was an equity joint venture company originally created under the Joint Venture Agreement dated April 14, 2005 between Sino Silver and certain other parties. Pursuant to the Asset Purchase Agreement, we acquired a 60% interest in Sino-Top and became a party to the Joint Venture Agreement. Sino-Top holds the exploration and mining rights to nine properties in the Erbahuo Silver District in Northern China (“Erbahuo Projects”). The total purchase price was $650,000 plus 4,000,000 shares of our restricted common stock, all of which had been delivered to Sino Silver following receipt of the requisite approvals to the transfer by the local Provincial Department of Commerce in China. In March 2007, we increased our interest from 60% to 90% in exchange for 2 million restricted common shares of the company. On May 9, 2007, we received approval from the Ministry of Commerce to change the equity joint venture to a contractual joint venture. On June 10, 2008, we signed a letter of intent with our state–owned Chinese Joint venture partner Exploration Unit of North China Nonferrous Geological Exploration Bureau, also known as Huaguan Industrial Corp. (“HIC’’) to sell a 50% equity interest in Sino-Top, not including the Erbahuo mine, from Silver Dragon in exchange for US$4.5 million. With respect to the Erbahuo mine, the then-ninth exploration property owned by Chifeng Silver Dragon, a wholly owned subsidiary of Sino-Top, Silver Dragon is entitled to a 70% interest of after-tax proceeds and HIC is entitled to 30%. On November 20, 2008, Gansu Shengda Group Ltd. (Shengda), a private Chinese conglomerate, agreed to acquire 52% of the equity interests in Sino-Top from HIC, Silver Dragon’s state-owned Chinese joint venture partner. On January 21, 2010, Sino-Top sold the Saihanaobao and Liangdi Properties to Chinese State-owned Entities for approximately USD$4.2 Million.

Prior to entering into the Asset Purchase Agreement described above, on April 14, 2005 we entered into a Venture Agreement with Sino Silver to acquire 50% of Sino Silver’s interest in the net proceeds from the sale of minerals or the sale of mining rights as a result of the exploration, evaluation, and development of the Aobaotugounao property located in the Erbahuo Silver District. Consideration for the interest included cash payments of $350,000 over a two year period and the issuance of 500,000 shares of our common stock. On closing, we paid $150,000 cash and issued 250,000 restricted common shares. In addition, 4,500,000 restricted common shares were issued to parties who assisted in the transaction. Three million of these shares were subsequently returned to us and cancelled. The Venture Agreement was superseded by the Asset Purchase Agreement described above.

History

Silver was discovered in Erbahuo following analysis by the Comprehensive Gross Exploration Department (the “Department”) from 1989 to 1992, when exploration was carried out for the purpose of finding the necessary silver reserves projected to be required to satisfy China’s growing industrial demands. A geological survey at scales of 1:10,000 and 1:2,000 has been completed. In 1992, the Department committed the Nonferrous Metal Metallurgy Institute in Beijing to complete the primary metallurgical trial. In 1997, the Department completed detailed geological survey work. From 1998 to 2002, exploration was carried out leading to the eventual mining of approximately 30,000 tons of ore with an average grade of 248.02 gpt silver at a cut-off grade of 200 gpt Ag.

Operations

In 2010, a comprehensive exploration program that consisted of a total of 12,634m drilling (29 holes), 2,545m tunneling and surface geological work was completed on Dadi and Laopandao properties, which are exploratory in nature. The Company intends to further explore the properties, with the goal of applying for mining licenses for Dadi and Laopandao by the end of 2011.

Since 2006, an advanced drilling program has been carried out on the Laopandao project, focusing on three mineralization zones and it is these three zones which were the focus of an initial geological report in China in February 2011. Highlights from the report are as follows:

Highlights

  Mineralization zone II is also featured by a silver-copper-tin enrichment and is approximately 200m long and 80m wide, containing 16 mineralized bodies.

  Mineralization zone III is characterized by tin mineralization, approximately 300m long and 200m wide and occurs within a granite porphyry intrusion. A total of 21 mineralized bodies were identified.

  All mineralized bodies have been defined by drill holes and/or underground drifts, the samples were analyzed with internal and external verification.

  The Company will continue advanced exploration of Laopandao in 2011. The company will conduct metallurgical testing on the 2010 exploration results and commission an initial NI 43-101 technical report based on CIM standards.

Laopandao, a key exploration project for Silver Dragon, is located in Inner Mongolia Keshiketeng County, North China and is 44.88 km2.

The exposed rocks in the exploration area include Paleozoic Middle Permian Zhesi Formation andesite, Mesozoic Upper Jurassic Baiyigaolao Formation volcanic series, and Yanshanian granite porphyry and quartz porphyry intrusions.

Based on geochemical and geophysical survey results, three geochemical anomalies were found and called anomaly No. 104 in the north, No. 95 in the central, and No. 102 in the south of the property respectively. Since 2006, most drilling and tunneling exploration work has been carried out and focused on the area of geochemical anomaly no. 95 and the three significant Silver-Copper-Tin mineralization zones, each of which consists of multiple mineralized bodies.

Based on annual exploration reports provided by the Comprehensive Exploration Institute of North China Nonferrous Geological Survey Bureau, the exploration work at the Laopandao Property is summarized as follows:

From 2006 to 2009, general and advanced geological exploration, geochemical and geophysical surveys have been carried out by the Comprehensive Geological Exploration Institute of North China Nonferrous Geological Survey Bureau. A total of 23 drill holes (9,936m) and 1,880m tunneling exploration were completed within the central area of the Property (geophysical anomaly no. 95). The exploration focused on mineralization zone I and II

In 2010, advanced geological exploration work was continued and the exploration targets were focused on mineralization zones I and III. The exploration consisted of 11 drill holes (4,696 m), 634m tunneling, and an additional geophysical survey.

In February 2011 a geological report was also completed for the Dadi property based on the results from the 2010 drilling program at the Dadi project.

Highlights

  Extensive exploration work has been carried out during the 2010 season with the major focus on mineralization zones I and II. These zones show the most significant mineralization so far. Although mineralization zones (III, IV, and V) also show significant potential, they were not the focus of the 2010 season.
  An associated element, cadmium, was found in the polymetallic ores. The cadmium resource could be of significant industrial and economic value.

Using the funds from the sale of two properties in January 2010 mentioned earlier, approx. $3,378,234 was spent on exploration activities in 2010 with the focus on bringing the Erbahuo silver mine into production in 2011, and the Dadi and Laopandao mines into production in 2012.

Mineralization

Rocks include porphyry rhyolite, quartz porphyry, quartz porphyry and breccia conglomerate, running in a north-west direction, for tens to hundreds of meters with widths from several meters to tens of meters. The common forms of mineralization found in the rocks are pyrite, galena, and sphalerite. The prominent structures have provided conduits for the transmission of hydrothermal fluids which has created mineralized zones in such environments as faults, and fractured zones where the fluids were accumulated, trapped and precipitated. The main metallic minerals include the following: pyrolusite, psilomelane, limonite, pyrite, galena, sphalerite, chalcopyrite, and other silver related minerals. The main metallic minerals include the following: pyrolusite, psilomelane, limonite, pyrite, galena, sphalerite, chalcopyrite, and other silver related minerals.

Cerro las Minitas

Property location and description

As noted elsewhere, we have written off our ownership of the Mexican concessions, but if we are successful in our Constitutional Rights Claim, the following will be applicable.

The Cerro Las Minitas property is located in the Minitas Mining District, approximately seven kilometers north of the town of Guadalupe Victoria, Durango and 70 km northeast of the City of Durango, Ciudad Durango, the capital of the state of Durango, and six kilometers northwest of the town of Guadalupe Victoria, in the municipality of Guadalupe Victoria, Durango. The property can be reached from Ciudad Durango via Interstate Highway 40 (Toll Road) and Highway 40 (Free Access), the road from Francisco I. Madera to Cuencame. From Guadalupe Victoria, a graded dirt road leads north to the property. About half of the property is located north of Interstate Highway 40 (a limited access freeway) and an overpass over the highway affords access to the northern part of the property. The claims are located in the Minitas Mining District in the Mining Region of Guadalupe Victoria. The property consists of 15 mining concessions encompassing 1,413 hectares.

The nearby towns of Guadalupe Victoria and Ignacio Ramirez are serviced by the commercial electrical grid and a regional transmission line of the Comisión Federal de Electricidad (CFE) follows Interstate Highway 40. A 33,000 Kva power drop has been extended from the CFE line to the Mina Piña shaft and is serviceable, but in need of repair. Improvements on the property consist of a network of graded dirt roads and various mine buildings in a poor state of repair located in the Puro Corozon – Santo Nino and Mina Pina – La Bocona mining areas

Agreements

In a news release dated December 13, 2005, Silver Dragon Resources, Inc. (the “Company”) announced that it had entered into agreements to purchase a 100% interest in the Cerro Las Minitas Property. In March 2006, Silver Dragon consolidated landholdings in the district and claims are now held by Silver Dragon Mining de Mexico S.A. De C.V, a wholly owned Mexican subsidiary of Silver Dragon Resources Inc. (“Silver Dragon Mexico”), by virtue of “Agreements to Purchase” 15 of the mining concessions (collectively, the Purchase Agreement).

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

On August 12, 2010, Silver Dragon Mexico entered into an agreement with Ema Violante, wherein Ms. Violante sold to Silver Dragon Mexico five hectares of land for $15,564 in Guadalupe Victoria, Durango, Mexico to be used to build a tailings pond when the Company commences construction of its mill.

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

The Consejo de Recursos Minerales (‘‘CRM’’) has been giving support to the miners in the area since 1977. In 1979, CRM completed 834.55m of diamond drilling in seven holes on the Mina Piña area, which belonged at that time to Mr. Santiago Valdez. Mr. Valdez exploited the mine until 1997, when he suspended operations due to the drop in metal prices. CRM discovered additional mineralization in their drilling, but no further exploration or development of those discoveries has been done. CRM delivered drill and assay data to the operators in the district without interpretation.

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

In 1995, Minas de Bacis completed a 30-day evaluation of Cerro Las Minitas, which consisted of analysis of previous data, inspection of accessible workings and analysis of surface geology. Minas de Bacis began negotiations to acquire the concessions in the district. Those negotiations were unsuccessful and Minas de Bacis withdrew. A summary report of Minas de Bacis findings has been located, but much of the data used as the basis for the conclusions in the report has not.

From 1999 to 2000, Minerales Noranda, SA de CV (‘‘Noranda’’) optioned the properties and completed an exploration program including 861 soil and rock samples, an aeromagnetic survey covering the entire district, and seven widely-spaced diamond drill holes (3886 meters total) within the Cerro Las Minitas Dome. Results were encouraging but not up to Noranda’s expectations and they abandoned the property. Unfortunately, the original Noranda data has not been found and all that has been located is fragmentary data presented in a summary report by Proyectos Minerales y Topografia, S.A. de C.V. (2001). Most of the core from Noranda’s drilling has been located and a partial reexamination of that core has been made to confirm data used in estimating the inferred mineral resource reported herein. Continued re-examination of that core is ongoing, as Noranda’s drill logs have not been recovered.

Minera Real Victoria (‘‘MRV’’) acquired leases on concessions in the Puro Corazón - Santo Niño area in 2005 and began a program of exploration in the area. In May 2005, MRV began driving a 2.5m X 2.5m decline into the old Puro Corazón - Santo Niño workings to develop resources believed to be present there. MRV drove 170 meters of workings to connect with level 2 of the Puro Corazon workings and to make a preliminary exploration of the near surface portion of the La Chive mineralized zone. That work was halted in November, 2005 when MRV entered negotiations with Silver Dragon Resources, Inc. to acquire the property. The sampling and resource assessment started by MRV was not completed, but fragmentary data from that work has been recovered.

Operations

Silver Dragon Mining de Mexico, S.A. de C.V. signed agreements to acquire a 100% interest in the properties that now constitute the Company’s holdings in the district in March 2006. At that time, geologists began compiling and analyzing existing data for the property. Examination of that data showed that it was inadequate to guide further exploration operations and a program of rehabilitation, mapping and sampling existing workings on the property began. A combined reverse-circulation and diamond drilling program to test continuity of mineralization at depth commenced in May of 2006. Eleven holes were drilled for 2915 meters. Nine of the eleven holes have been sampled, logged and assayed. Analysis of the two remaining holes will be completed when geotechnical personnel are available. The mine is an underground mine. On October 28, 2008 we signed an agreement to purchase a mill at a price of US$245,000, including approximately US$20,000 for delivery and assembly. We have written off our deposit on the mill as part of the write-off of our Mexican assets.

Mineralization and rock formation

Cerro Las Minitas is located within the geomorphic province of the Mesa Central (Altiplano) of Mexico, northwest of the Sierra Madre Occidental in the State of Durango. In Durango, the Mesa Central is a broad plain at about 2000 meters elevation traversed by NW trending mountain ranges separated by broad NW-trending valleys. Within this province, Cerro Las Minitas lies within a belt of prolific Au, Ag, Pb, Zn and Cu deposits that stretches from the highly productive vein deposits of Fresnillo in Zacatecas to the south, to the massive manto deposits of Santa Eulalia in Chihuahua to the north. This belt includes the productive replacement deposits of San Martin, Santa Eulalia, Santa Barbara and Naica, as well as the rich vein deposits of Fresnillo, El Bote, San Jose and various others.

The basement rocks of Mexico are now known to be composed of an assemblage of tectono-stratigraphic terranes derived from the Paleozoic Appalachian origin and the Mesozoic of the Atlantic and Gulf of Mexico combined with basement rocks of the North American Cordillera. The assemblage includes deformed Pre-Cambrian intrusives and sediments, deformed Lower to Middle Paleozoic sediments and Lower Mesozoic sediments which are all covered with a thick succession of Mesozoic sedimentary and volcanic strata. Those are covered by a thick succession of Tertiary sediments and volcanics and cut by numerous Tertiary intrusives.

Cerro Las Minitas is located within the Parral tectono-stratigraphic terrain near the regional fault that marks the contact between the Parral terrain and the Sierra Madre Occidental terrain. The Parral terrain is characterized by a thick Late Mesozoic, miogeoclinal marine sequence deposited on a basement of Lower Mesozoic, eugeosynclinal sedimentary and volcanic strata. The Parral terrain is host to some of Mexico’s larger Au, Ag, Pb, Zn and Cu replacement deposits, such as Santa Eulalia, Naica, Villardeña, San Martin and Santa Barbara

Item 3. Legal proceedings

China

In December 2010, shareholders of Silver Dragon began receiving a notice, which contained two items: (i) the first item was a copy of a legal proceeding filed in Langfang District Court, China and (ii) the second item was a letter making certain allegations regarding the Company and its management.

The Langfang District Court proceeding was filed by two shareholders, and seeks to invalidate the Company’s sale in 2008 of 50% of Sanhe Sino-Top Resources & Technologies, Ltd. After consulting with Chinese legal counsel, the Company believes that the Langfang proceeding had been filed in an improper jurisdiction and is, in any event, frivolous and wholly without merit. The sale in question was made to a Chinese government-owned entity, after the receipt of approval by the Ministry of Commerce in China.

The second item was a letter purporting to be written by a “Minority Shareholder Committee”, comprised of individuals who apparently invested in the Company in 2006. The letter claimed that the Committee initiated the Langfang proceeding. The letter alleged that the Company and its management had engaged in various improper and illegal activities since 2005. The allegations made in the letter were similar to allegations that had been repeatedly made and published by an individual over the past three years. The Company, on several occasions, through its legal counsel in several countries, had asked that individual to cease and desist. On August 11, 2010, the Company’s Hong Kong counsel sent a final request letter to cease and desist and to comply with certain demands.

The Company believes that the allegations made are false and unsubstantiated. The Company believes that the continuous pursuance of such allegations and publication of libelous statements with respect to the Company and its management are malicious and calculated to defame and discredit the Company and its management, as well as to damage their reputation. On January 14, 2011, Silver Dragon filed a Writ of Summons in the High Court of the Hong Kong Special Administrative Region, Court of First Instance claiming damages for libel, damages, interest and an injunction in connection with emails, messages, and letters published or caused to be published. On January 17, 2011, the Company’s counsel advised that the Langfang proceeding will be transferred to the Beijing Second Intermediate Court. A trial date has not been set.

Mexico

Our Mexican subsidiary has been subjected to irregularities in Mexico that it is seeking to redress. Silver Dragon Mexico is obligated to pay for a shortfall in the value of shares given in consideration for a 2006 purchase of mineral rights from a vendor. In the city of Durango, Mexico, on August 18, 2006 the then-legal representative of Silver Dragon Mexico signed a promissory note on behalf of Silver Dragon Mexico in the amount $350,000 to that vendor, due March 5, 2008. The actions of the former legal representative were not authorized by Silver Dragon Mexico, nor did he advise Silver Dragon Mexico about the promissory note. On April 21, 2008, the vendor filed a lawsuit against Silver Dragon Mexico for repayment of the note and ordinary interest at an annual rate of 10%, interest on past due and unpaid principal at an interest rate of 5% per month as well as for legal expenses. The legal proceedings were heard and decided on an ex parte basis, without notice to Silver Dragon Mexico, nor allowing proper defense and representation. Indeed, the former legal representative accepted notification of the lawsuit on behalf of Silver Dragon Mexico, but Silver Dragon Mexico was never advised. Since Silver Dragon Mexico did not respond to the lawsuit, it was declared in default and lost its opportunity to offer evidence in its favor. Several times subsequently, the former legal representative accepted service on behalf of SDM but did not inform Silver Dragon Mexico of the situation, and ultimately on June 25, 2009 by public auction, the ten mining concessions, originally purchased from the vendor, were granted to the vendor as payment of the principal and interest due on the note. Subsequently, in 2010, additional assets of Silver Dragon Mexico, including five additional mining concessions that were not acquired from the vendor, were also seized.

In summary, the legal proceedings were heard and decided on an ex parte basis, without notice to us, nor allowing proper defense and representation of Silver Dragon Mexico.

In December 2010, we became aware of this situation, and are now taking steps through the courts in Mexico to redress the situation. We have filed a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities in the foreclosure proceedings, for the purposes of re-opening the case. On January 17, 2011, Silver Dragon Mexico provided certain evidence in connection with the claims to the court, which is currently reviewing the documentation. Although management expects that we may eventually be successful with the Constitutional Rights Claim, we have written off the book value of our mineral rights and related liabilities in Mexico. The net amount written off in 2010 is $2,335,289.

Another issue arose with regards to our Mexican subsidiary. In late November 2010, Silver Dragon and Silver Dragon Mexico approached certain suppliers in order to arrange payment of the Company’s outstanding accounts payables. Agreements were reached in most cases, but one of Silver Dragon Mexico’s creditors did not respond to the request. However, an individual purporting to represent that creditor subsequently emailed the Company in December 2010 requesting payment for an amount that was more than triple the amount of the debt and asserted that it was pursuant to a promissory note signed by Silver Dragon Mexico and a related court decision in Mexico. On January 17, 2011, the Company received a copy of the promissory note. It was dated April 24, 2008, was for a principal amount of $166,623 and carried interest at a rate of 5% per month. It was signed by an individual purporting to represent Silver Dragon Mexico, who was acting under a power of attorney at that time. His actions were not authorized by Silver Dragon Mexico, and he did not advise Silver Dragon Mexico about the promissory note, nor the subsequent court actions. He also accepted court service several times on behalf of Silver Dragon Mexico to enforce payment of the note, but similarly did not advise Silver Dragon Mexico of such court service.

We are in the process of investigating this matter and has determined that, in April 2010, the creditor had obtained a judgment from a court in Chihuahua, Mexico, in its favor, for payments under the promissory note that the creditor asserts aggregate $408,226 with interest, as well as a further 10% for its legal fees. We are endeavoring to settle the matter directly with the creditor.

As an element of our ongoing financing program on January 27, 2011, the Superior Court of the State of California for the County of Los Angeles entered an Order Approving Stipulation for Settlement of Claim in the matter entitled Socius CG II, Ltd. v. Silver Dragon Resources Inc. The order provides for the settlement of Socius GC II, Ltd.’s $405,981.49 claim against us, which they purchased from seven creditors.

Pursuant to the order, we initially issued to Socius 9,000,000 shares of our common stock, representing approximately 8.28% of the total number of shares outstanding. We issued the shares in reliance upon the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended. Such shares were issued in exchange for the Claims pursuant to the Order of the Court, which determined that such exchange was fair to Socius following notice to the Court of our intent to rely upon the exemption and a hearing of which Socius received notice and in which it participated.

The total number of shares issued to Socius was adjusted on the 21st trading day following the date on which they were issued as follows: the number of Volume Weighted Average Price (VWAP) shares were less than the number of shares issued and therefore Socius is returning to us for cancellation 3,116,104 shares which equals the difference between the number of VWAP Shares and the number of shares originally issued. The number of shares is equal to (i) $405,981.49 plus $28,691.32 of Socius’ legal fees divided by 75% of the VWAP of our common stock over the 20-day trading period immediately following the date on which the share were originally issued. The final number of shares issued to Socius is 5,883,896. The remaining 3,116,104 shares were agreed to be returned to us to be cancelled.

Item 4. Reserved

PART II

Item 5. Market for common equity and other shareholder matters

Our common stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “SDRG.” On March 16, 2011, the last reported sale price of our common stock as reported on the OTCBB was $0.10 per share. The following table shows the quarterly high and low trade prices on the OTCBB. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Our common stock commenced trading on the OTCBB on January 1, 2001, and trading has been limited since then; there can be no assurance that a viable and active trading market will develop. There can be no assurance that even if a market were developed for our shares, there will be a sufficient market so that holders of common stock will be able to sell their shares, or with respect to any price at which holders may be able to sell their shares. Future trading prices of our common stock will depend on many factors, including, among others, our operating results and the market for similar securities.

The following sets forth the high and low closing sale price for one share of common stock on the OTCBB.

	Market Price on the OTCBB ($)
	High	Low

Fiscal Year Ended December 31, 2010
First Quarter	$0.44	$0.22
Second Quarter	$0.36	$0.16
Third Quarter	$0.29	$0.155
Fourth Quarter	$0.28	$0.07

Fiscal Year Ended December 31, 2009
First Quarter	$0.12	$0.06
Second Quarter	$0.145	$0.075
Third Quarter	$0.30	$0.085
Fourth Quarter	$0.49	$0.213

Holders

As of March 16, 2011, there were approximately 379 shareholders of record of our common stock.

Dividends

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

Equity Compensation Plan Information

The 2020 stock option plan which is no longer in use was cancelled by the board of directors on March 16, 2011.

Recent Issuances of Unregistered Securities

On January 22, 2010, we issued warrants, to an organization, to purchase 200,000 shares of the Company’s restricted common stock at an exercise price of $0.50, exercisable for a period of three years from the contract date. The warrants were issued pursuant to a consulting agreement dated January 22, 2010.

On January 25, 2010, we issued 200,000 shares of the Company’s restricted common stock to a company, pursuant to a consulting agreement dated January 25, 2010, for fair value of $63,200.

On February 1, 2010, we issued 25,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated February 1, 2010, for fair value of $7,500. We also issued warrants to purchase 150,000 shares of the Company’s restricted common stock at an exercise price of $0.30, exercisable for a period of one year from the contract date, for fair value of $20,355.

On February 1, 2010, an individual exercised 100,000 options to purchase shares of the Company’s restricted common stock at a per share price of $0.10 for gross proceeds of $10,000.

On February 3, 2010, we closed a private placement totaling 803,571 units at $0.28 per unit for gross proceeds of $225,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On March 1, 2010, we issued 25,000 shares of the Company’s restricted common stock to a company, pursuant to the investor relations agreement dated February 1, 2010 for fair value of $7,500.

On March 13, 2010 we settled the outstanding debt of $100,000 with Minera Real Victoria through the issuance of 360,000 shares of the Company’s restricted common stock.

On March 24, 2010, we closed a private placement totaling 500,000 units at $0.20 per unit for gross proceeds of $100,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On April 1, 2010, we issued 25,000 shares of the Company’s restricted common stock to a company, pursuant to the investor relations agreement dated February 1, 2010 for fair value of $7,000.

On April 12, 2010, we made an addendum to a consulting agreement dated January 22, 2010 and issued additional warrants, to an organization, to purchase 180,000 shares of the Company’s restricted common stock at an exercise price of $0.50, exercisable for a period of one year from the date of issuance, for fair value of 21,834.

On April 15, 2010, we issued warrants to purchase 50,000 shares of the Company’s restricted common stock at an exercise price of $0.50, exercisable for a period of two years from the date of issuance to our operations manager in China, for fair value of $9,095.

On April 15, 2010, we issued warrants to purchase 50,000 shares of the Company’s restricted common stock at an exercise price of $0.50, exercisable for a period of two years from the date of issuance to a geologist in China, for fair value of $9,095.

On May 1, 2010, we issued 25,000 shares of the Company’s restricted common stock to a company, pursuant to the investor relations agreement dated February 1, 2010 for fair value of $8,000.

On May 14, 2010, we closed a private placement totaling 300,000 units at $0.28 per unit for gross proceeds of $84,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On May 25, 2010, we issued 75,000 shares of the Company’s restricted common stock to a company, pursuant to a long-term consulting agreement dated May 19, 2010, for fair value of $14,625. We also issued warrants to purchase 300,000 shares of the Company’s restricted common stock at an exercise price of $0.28, exercisable for a period of one year from the issuance date, for fair value of 20,430.

On May 27, 2010, we closed a private placement totaling 1,250,000 units at $0.12 per unit for gross proceeds of $150,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On June 1, 2010, we issued 375,000 of the Company’s restricted common stock to an individual, pursuant to a one-year accounting services contract for fair value of $75,000.

On June 23, 2010, we issued 300,000 shares of the Company’s restricted common stock to a company, pursuant to the investor relations agreement dated June 23, 2010 for fair value of $74,850.

On September 1, 2010, we issued warrants to an individual to purchase 200,000 shares of the Company’s restricted common stock at an exercise price of $0.18, exercisable for a period of two years from the contract date. The warrants were issued pursuant to a consulting agreement dated September 1, 2010, for fair value of $20,426.

On September 8, 2010, we issued warrants to an individual to purchase 200,000 shares of the Company’s restricted common stock at an exercise price of $0.18, exercisable for a period of three years from the contract date. The warrants were issued pursuant to a contract to provide services as Chief Financial Officer, for fair value of $23,058.

On September 21, 2010, we issued 25,000 of the Company’s restricted common stock to an individual, pursuant to an employment agreement dated September 21, 2010 for fair value of $6,250.

On September 28, 2010, we issued warrants, to a Director, to purchase 200,000 shares of the Company’s restricted common stock at an exercise price of $0.25, exercisable for a period of three years from the contract date. The warrants were issued pursuant to the appointment of the Director to our Board of Directors, for fair value of $32,704.

On October 1, 2010, we issued 300,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated October 1, 2010 for fair value of $79,500.

On October 4, 2010, we closed a private placement totaling 50,000 units at $0.20 per unit for gross proceeds of $10,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On October 6, 2010, our Chief Executive Office subscribed to a private placement totaling 100,000 units at $0.28 per unit for gross proceeds of $28,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

On October 6, 2010, we issued 1,000,000 shares of the Company’s restricted common stock to a Director on our Board of Directors pursuant to the renewal of an employment agreement dated October 6, 2010, for fair value of $279,000.

On October 7, 2010, we issued warrants, to an individual, to purchase 50,000 shares of the Company’s restricted common stock at an exercise price of $0.25, exercisable for a period of two years from the contract date. The warrants were issued pursuant to a consulting agreement dated October 7, 2010, for fair value of $7,754.

On October 7, 2010, we issued 50,000 shares of the Company’s restricted common stock, to an individual, pursuant to an employment agreement dated October 7, 2010, for fair value of $13,000. We also issued warrants to purchase 200,000 shares of the Company’s restricted common stock at an exercise price of $0.25, exercisable for a period of one year from the contract date, for fair value of $31,015.

On October 8, 2010, we issued 100,000 shares of the Company’s restricted common stock, to an individual, as well as warrants to purchase 200,000 shares of the Company’s restricted common stock at an exercise price of $0.27, exercisable for a period of two years from the date of issuance. The shares and warrants were issued pursuant to the appointment of the individual to our Strategic Advisory Board on October 8, 2010, for fair value of $27,000 and $31,770, respectively.

On October 14, 2010, we closed a private placement totaling 50,000 units at $0.20 per unit for gross proceeds of $10,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On October 15, 2010, we closed a private placement totaling 50,000 units at $0.20 per unit for gross proceeds of $10,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On November 15, 2010, we closed a private placement totaling 33,333 units at $0.15 per unit for gross proceeds of $5,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On November 29, 2010, we issued 6,000 shares of the Company’s restricted common stock to an individual as a finder’s fee, for fair value of $1,140.

On December 11, 2010, we closed a private placement totaling 33,333 units at $0.15 per unit for gross proceeds of $5,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On December 21, 2010, we closed a private placement totaling 768,000 units at $0.125 per unit for gross proceeds of $96,000. Each unit consists of one common share and one $0.25 per share purchase warrant exercisable within a three year period from the date of the closing of the private placement.

On December 21, 2010, pursuant to the signing of a term sheet proposing equity financing for the Company, we issued 201,094 shares of the Company’s restricted common stock to a company, for fair value of $22,120.

On December 23, 2010, we issued warrants to purchase 100,000 shares of the Company’s restricted common stock, to a consultant for assisting with a financing transaction, at an exercise price of $0.12, exercisable for a period of two years from the issuance date, for fair value of $7,152.

The foregoing transactions were made in accordance with section 4(2) and/or Rule 506 of Regulation D under the 1933 Act, based on the following: (a) the investors confirmed to us that they were “accredited investors”, as defined in Rule 501(a) under the 1933 Act, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act, and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; and (b) there was no public offering or general solicitation with respect to the offerings.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this MD&A should be read in conjunction with the our Consolidated Financial Statements and Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K, for the years ended December 31, 2010 and December 31, 2009, as well as the “Business” and “Risk Factors” sections of this Annual Report on Form 10-K. Our financial statements have been prepared in accordance with United States generally accepted accounting principles.

Overview.

Our primary objective is to explore for silver minerals and, if warranted, to develop those existing mineral properties. Our secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance our exploration through equity or debt financing, by way of joint venture or option agreements or through a combination of both.

Plans for the Year 2011.

Our plan for 2011 is to move forward on operations as well as corporate matters. For operations, the main plans are to invest further in advanced stage exploration at the Chinese properties, while applying for mining licenses at the two flagship properties, Dadi and Laopandao, and prepare for production at the Erbahuo mine in the third quarter of 2011. On the corporate side, we plan to raise further equity capital, and to resolve the various legal matters listed elsewhere in this Annual Report. Detailed plans for 2011 are being drafted at present and will be reviewed by our board of directors in due course.

Cash Requirements.

Our current levels of cash and funding will not be sufficient to fund our business as currently planned for 12 months. We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $3.5 million over the next 12 months to fund our operating requirements.

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

We have identified below certain accounting policies that we believe are most important for the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Results of Operations for the Years Ended December 31, 2010 and 2009

Revenues and Losses

During the years ended December 31, 2010 and 2009, we did not have any revenues.

During the years ended December 31, 2010 and 2009, we incurred operating expenses of $4,793,867 and $4,288,828 respectively. Increases were mainly due to write-off of our Mexican mining concessions and other assets in Mexico.

During the years ended December 31, 2010 and 2009, we reported a net loss of $4,318,318 and $4,869,372, respectively. The reason for the increase in 2010 is due to the write-off of our Mexican concessions and capital assets in Mexico.

Liquidity and Capital Resources

As of December 31, 2010, we had cash on hand of $96,563 and total current assets of $299,821. In addition, we had liabilities totaling $2,034,184 for a working capital deficit of $1,434,542 compared to a working capital deficit of $1,801,677 in 2009. During 2010, we have been dependent on the issuance of common stock and loans to pay our expenses.

On January 27, 2011, the Superior Court of the State of California for the County of Los Angeles entered an order approving stipulation for Settlement of Claim in the matter entitled Socius CG II, Ltd. v. Silver Dragon Resources Inc. The order provides for the full and final settlement of Socius’ $405,981.49 claim against from seven creditors. On January 28, 2011, we issued 9,000,000 free trading shares to Socius. On March 2, 2011, Socius agreed to return to us for cancellation 3,116,104 shares. For further information please see our Form 8-Ks filed January 28 and March 3, 2011.

On February 15, 2011, we entered into an Agreement with Tonaquint, Inc., whereby we issued and sold, and Tonaquint purchased: (i) a Secured Convertible Promissory Note of the Company in the principal amount of $2,766,000 and (ii) a Warrant to purchase 8.6 million shares of common stock of the Company at an exercise price of US$0.50 per share at any time within three years after February 15, 2011. In connection with the transaction, we also issued to Tonaquint 50,000 shares of restricted common stock. For further information please see our Form 8-K filed February 18, 2011.

We will need additional capital in order to finance our obligations and to continue our attempt to acquire viable properties and to finance the administrative costs including, but not limited to, legal and accounting fees. Our management is seeking additional capital. However, there is no assurance that this needed capital can be raised on terms acceptable to us.

Going Concern

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2010, we had an accumulated deficit of $36,054,080. Our continuation as a going concern is uncertain and dependent on successfully achieving future profitable operations and obtaining additional sources of financing to sustain our operations. In the event we cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel our exploration programs. We plan to pursue additional financing; however there can be no assurance that we will be able to secure financing when needed or obtain such on terms satisfactory to us, if at all.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we incurred a large net operating loss in the year ended December 31, 2010, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about our ability to continue as a going concern. Our management has provided operating capital to us and has developed a plan to raise additional capital. Our ability to continue as a going concern is dependent on the success of this plan.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included, as part of this Form 10-K immediately following the signature page.

Item 9. Changes In and Disagreements with Accountants

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Material events occurred in Mexico over the past five years that were not reported to head office on a timely basis, as reported above on page 5. Further, management has been unable to establish that disclosure controls and procedures are operating effectively to ensure that events and transactions occurring in China and Mexico are recorded, processed, summarized and reported within the required time periods.

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934 Rule 13a-15(f). The framework used by management to evaluate internal controls over financial reporting is Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2010, because we were unable to obtain completed internal control questionnaires and process descriptions on a timely basis from our subsidiary in Mexico and our affiliate in China. In addition, the weaknesses referred to above under Evaluation of disclosure controls and procedures also lead us to believe that our internal control over financial reporting was not effective as of December 31, 2010.

Changes in internal control over financial reporting

In part to enhance internal control over financial reporting, we hired a chief financial officer during the third quarter. We have made various enhancements to internal control over financial reporting and to disclosure controls and procedures during the fourth quarter, and expect to be able to report that internal control over financial reporting and disclosure controls and procedures are effective, commencing at some point during 2011. The enhancements include documenting internal controls, improving the control environment by enhancing procedures, and an increased focus on compliance. At this point in time further improvements remain to be implemented.

Inherent Limitations of Internal Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Senior Management

Information about our directors and executive officers as of March 16, 2011 is set forth below:

			Date of first election
Name	Position	Age	or appointment
Executive Officers
Marc Hazout	President and Chief Executive Officer, Director	46	November 5, 2005
Jeffrey Sherman	Chief Financial Officer	55	September 8, 2010

Directors
Manuel Chan	Director	54	August 29, 2007
Charles McAlpine	Director	76	September 28, 2010
Guoqiang Hao	Director	56	June 18, 2008
R. Glen MacMullin	Director	39	December 6, 2007

A brief biography of our directors and executive officers follows. Each director has been elected to serve until our next annual meeting of shareholders and until his successor has been elected and qualified. Each executive officer serves at the discretion of our board of directors.

Mr. Marc Hazout has been our President, Chief Executive Officer and a director since November 5, 2005. Mr. Hazout worked as an equity trader at Swift Trade Securities Inc. in Toronto in 1999. In 1998, Mr. Hazout founded and has been President and CEO of Travellers International Inc., a private investment banking firm headquartered in Toronto.

Mr. Jeffrey Sherman has had extensive experience as CFO of numerous corporations, written about 20 books, and lectured extensively on finance, treasury and governance, including as an adjunct professor at York University from 1984 to 2000, and executive development and other programs for the Institute of Chartered Accountants of Ontario since 1980. His most recent book is Cash Management Toolkit, published by the Canadian Institute of Chartered Accountants in 2010. From October, 1999 to October 2003, he was Vice President and CFO at Herbert A. Watts Limited, a business services company, and was instrumental in its subsequent sale. From October 2003 to April 2005, Mr. Sherman served as CFO of VisualSonics Inc., a manufacturer of laboratory instrumentation, and from 1999 to present Mr. Sherman has been President of Anagram Services, a consulting company. He graduated with a Bachelor of Commerce from the University of Toronto, and an M.B.A. from York University, and obtained his designation as a Chartered Accountant in 1979.

Mr. Manuel Chan joined our board of directors on August 29, 2007. Mr. Chan is also a member of the Board of Directors of Sanhe Sino-Top Resources & Technologies Ltd. of which Silver Dragon owns a 40% equity interest. Mr. Chan possesses more than 20 years of experience in the real estate sector and holds a Bachelor of Commerce degree in Management Information Systems and Accounting from the University of British Columbia, Canada. Since 2007, Mr. Chan has also served as our VP, China.

Mr. Guoqiang Hao has been a director of the company since June 2008. Since December 2007, Mr. Hao has been head of the Exploration Unit of North China Geological Exploration Bureau, a.k.a. Huaguan Industrial Corp., a Chinese state-owned entity that operates in many diversified fields such as mining, engineering, manufacturing, chemical analysis and real estate. Prior to that, Mr. Hao became HIC's deputy head in August 2002. HIC is also Silver Dragon's joint venture partner in China. Mr. Hao has served with HIC for over 30 years, first as a geologist, then as a manager, and has witnessed its development from a geological exploration team to a conglomerate that boasts a staff of over 700 and over 10 subsidiaries. Under the leadership of Mr. Hao, HIC has acquired a number of mining properties in northern China and is expanding its business overseas. Mr. Hao is also a member of the Board of the Directors of Sanhe Sino-Top Resources & Technologies Ltd., a joint venture between Silver Dragon and HIC. Having a dual capacity of corporate executive and government officer, Mr. Hao has extensive connections with China’s mining and industrial circles and the Chinese government.

Mr. R. Glen MacMullin has been a director of the company since December 2007. Mr. MacMullin is currently a Vice President of Finance with Minto Group, Inc., a fully integrated real estate development, construction and management company with operations in Ottawa, Toronto and Florida. Prior to joining Minto Group, Inc. in 2008, Mr. MacMullin was a Managing Director and Chief Operating Officer with Xavier Sussex, LLC, a New York based private equity firm he co-founded in 2004. In 2001, Mr. MacMullin was appointed Director and Chief Operating Officer with DB Advisors, LLC, a $6 billion hedge fund group based in New York and a wholly owned subsidiary of Deutsche Bank AG. He has also held several senior management positions with Deutsche Bank Offshore in the Cayman Islands from 1998 through 2001, including Head of Investment Funds. He began his career in 1993 as a public accountant with Coopers & Lybrand in Ottawa, Canada and KPMG in the Cayman Islands. Mr. MacMullin received a Bachelor of Business Administration degree from Saint Francis Xavier University in 1993 and is a member of the Canadian Institute of Chartered Accountants. Mr. MacMullin also serves on the Board of Directors of Nayarit Gold, Inc.

Mr. Charles McAlpine brings almost 50 years of experience at executive-level positions in the mining industry. He holds a Business Administration degree from The Ivey School, University of Western Ontario and is a Chartered Accountant. Mr. McAlpine was President of Campbell Chibougamau Mines Ltd., (a listed Canadian copper-gold mining company) in 1973 when Campbell won The Ryan Trophy for Best Safety Record of all metalliferous mines in Canada. From 1989 to 2007, he was a Director of Hecla Mining Company, now the largest and one of the lowest cost silver producers in the USA

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, during the past ten years, none of the following occurred with respect to a director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or State securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or State securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies or prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

During the year, Jeffrey Sherman was awarded share purchase warrants as disclosed earlier, that were not reported on a timely basis in a Form 3. Mr. Sherman has since filed the required Form 3 and is in compliance with reporting requirements.

Code of Ethics and Policy Regarding Consideration of Director Candidates Recommended by Stockholders

We have adopted a Code of Conduct and Ethics and a Financial Management Code of Conduct that apply to our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Code of Conduct and Ethics and Financial Management Code of Conduct are available on our website at www.silverdragonresources.com.

Audit Committee and Audit Committee Financial Expert

The board of directors has determined that Glen MacMullin, a member of our Audit Committee, is an audit committee financial expert. Mr. MacMullin is independent as independence for audit committee members is defined by the listing standards of NASDAQ.

Item11. Executive compensation

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes and explains the significant elements of our compensation programs.

The objectives of our compensation program are to retain and motivate qualified executive officers who will drive our success while promoting an alignment of interests between the executive officers and the shareholders. Compensation consists of three elements: base salary, short-term incentive bonus, and stock options. The Compensation Committee reviews annually each component and appropriate competitive factors, and makes recommendations based upon performance.

Base salaries: The primary element of our compensation program is base salary. Our view is that a competitive base salary is a necessary element for retaining and attracting qualified employees. The base salary of each executive is determined based upon survey data and other competitive information, number of years’ experience, and comparison to other base salaries paid in similar situations.

Short-term incentive bonus: In addition to establishing competitive base salaries and stock option incentives, one of the objectives of the executive compensation strategy is to encourage and recognize strong levels of performance by linking achievement of specific goals with variable cash compensation in the form of a short-term incentive bonus. The compensation committee will be assessing appropriate targets going forward. No short-term incentive bonuses were awarded during 2010.

Stock warrants: The number of stock warrants granted is reviewed at each grant date to provide medium-term incentives. Warrants granted to directors who are not employees vest immediately and expire after three years. The terms and conditions of options granted to executives and other employees are reviewed for each grant at the time that it is made.

The following table sets forth certain summary information concerning the compensation paid or accrued during each of our last two completed fiscal years for services for named executive officers in all capacities for the fiscal year ended December 31, 2010.

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position		($)	($)	($)	($)	($)	($)	($)	($)

Marc Hazout, Director, President and Chief Executive Officer	2010	-	-	279,000(1)	-	-	-	288,000(2)	567,000
	2009	-	-	-	-	-	-	288,000(2)	288,000

(1)

The shares granted in 2010 were pursuant to a financing and extension of contract for five years. The shares issued to Travellers International Inc., a corporation owned by Mr. Hazout, consisted of 1,000,000 shares of the Company’s restricted common stock, valued at $0.279 per share on the grant date, which vested immediately and are restricted from resale for six months from the date of issuance of the shares.

(2)	Payments were made to Travellers International Inc.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table provides information regarding the outstanding equity awards held by our Named Executive Officers as of December 31, 2010.

	Option Awards					Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Exercise Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Marc Hazout	-	-	-	-	-	-	-	-	-

No options have been awarded to Named Executive Officers. Any stock awards granted to Named Executive Officers are fully vested.

Compensation of Directors

Directors who are also officers of the Company are not remunerated for their services rendered as a director of the Company. Outside directors received warrants as remuneration for their office. Directors are reimbursed for any reasonable expenses incurred in the connection with attendance at board or committee meetings or any expenses generated in connection with the performance of services on the behalf of the company.

The following table summarizes compensation paid or earned by our directors who are not Named Executive Officers for their services as directors of our Company during the fiscal year ended December 31, 2010.

					Non-
				Non-equity	qualified
	Fees earned	Stock	Option	incentive plan	deferred
	or paid in	awards	awards	compensation	compensation	All other	Total
Name	cash	($)	($)	($)	earnings ($)	compensation	($)
Manuel Chan	-	-	20,426(1)	-	-	-	20,426
Charles McAlpine	-	-	32,704(2)	-	-	-	32,704

(1)	200,000 share purchase warrants were awarded to Manuel Chan exercisable at an exercise price of $0.18 for a period of two years from the date of issuance.
(2)	200,000 share purchase warrants were awarded to Charles McAlpine exercisable at an exercise price of $0.25 for a period of three years from the date of issuance.

Consulting Agreements

On November 1, 2010, we entered into a consulting agreement with Travellers International Inc., a corporation owned by Mr. Hazout, to provide consulting services including all activities required to direct, oversee, and manage us including providing the services that would be provided by a chief executive officer. The consulting agreement provides that the Mr. Hazout is entitled to an annual fee of $288,000 for a term of five years, a travel allowance of $3,000 per month, and eight weeks paid holidays each calendar year. Upon termination of the consulting agreement, Mr. Hazout will be provided with 100% of his annual fee rate for the remaining period of the agreement. The agreement contains provisions prohibiting him from competing with us or soliciting customers or employees for a period of one year following the termination of the agreement.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.

Equity Compensation Plan Information

The 2020 stock option plan was cancelled by the board of directors on March 16, 2011.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 11, 2011, by: (1) our directors, named executive officers and beneficial holders of more than 5% of our common stock, and (2) all of our current directors and executive officers as a group. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

	Number of Shares
Name and Address of Beneficial Owner	Beneficially	Percentage of Shares
	Owned	Beneficially Owned(1)
Marc Hazout (2) Suite 803, 5160 Yonge Street, Toronto, Ontario, M2N 6L9	18,173,206 (2)	16.5%
Manuel Chan (3)	100,000	0.45%
Guoqiang Hao (4)	200,000	0.36%
Glen MacMullin (5)	–	0.63%
Charles McAlpine (6)	–	0.36%
Officers and Directors as a group (7 persons)	18,473,206	18.57%

(1) Based on 109,884,302 shares outstanding as of March 16, 2011 plus any shares of common stock deemed to be beneficially owned pursuant to warrants that are exercisable within 60 days from the above date.

(2) Owned by Travellers International Inc. solely owned by Mr. Hazout. Mr. Hazout is the President and CEO of Travellers.

(3) Manuel Chan owns share purchase warrants, expiring September 1, 2012, to purchase 200,000 shares of Common Stock at an exercise price of $0.18. He owns further share purchase warrants, expiring January 25, 2014, to purchase 200,000 shares of Common Stock at an exercise price of $0.11.

(4) Guoqiang Hao owns share purchase warrants, expiring January 25, 2014, to purchase 200,000 shares of Common Stock at an exercise price of $0.11.

(5) Glen MacMullin owns share purchase warrants, expiring December 5, 2012, to purchase 250,000 shares of Common Stock at an exercise price of $0.11. He also owns share purchase warrants, expiring October 13, 2011, to purchase 250,000 shares of Common Stock at an exercise price of $0.25. He owns further share purchase warrants, expiring January 25, 2014, to purchase 200,000 shares of Common Stock at an exercise price of $0.11.

(6) Charles McAlpine owns share purchase warrants, expiring September 28, 2013, to purchase 200,000 shares of Common Stock at an exercise price of $0.25. He owns further share purchase warrants, expiring January 25, 2014, to purchase 200,000 shares of Common Stock at an exercise price of $0.11.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 6, 2010 we issued 1,000,000 shares of common stock to Travellers International Inc., a company owned by Marc Hazout, pursuant to the signing of a Consulting Agreement. The fair value of the shares issued on the date of issuance was $279,000.

Glen MacMullin and Charles McAlpine were both considered independent under the independence standards of the NASDAQ Stock Market Rule 5605 during the past fiscal year. Mr. MacMullin and Mr. McAlpine currently sit on the audit committee and compensation committee.

Item 14. Principal accountant fees and services

The aggregate fees billed by the Company’s external auditors in each of the last two fiscal years are as follows:

	2010	2009
Audit fees	$53,118	$76,690
Audit-related fees[1]	$12,526	$36,000
Tax fees	—	—
All other fees	—	—
Total	$65,644	$112,690

1. These fees were for reviews of quarterly financial statements.

The audit committee was formed in the fourth quarter of 2010 and as such, did not have a role in approving audit-related fees, tax fees, and all other fees as shown above during the year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

Exhibit No.	Name of Exhibit

3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation
3.3(1)	Bylaws
4.3(4)	Form of Class A Common Stock Purchase Warrant issued to Heller Capital Investments LLC
4.4(4)	Form of Class B Common Stock Purchase Warrant issued to Heller Capital Investments LLC
4.5	Form of Warrant
4.6(5)	Company Noted dated February 15, 2011 between Silver Dragon Resources Inc. and Tonaquint, Inc.
4.7(5)	Warrant to Purchase Shares of Common Stock issued to Tonaquint, Inc. and dated February 15, 2011
10.1(6)	Assignment of Rights of Mining Concessions Agreement between Silver Dragon Mining De Mexico, S.A. de C.V. and Jamie Muguiro Pena
10.2(6)	Assets Bailment Agreement dated March 2, 2006 by and between Silver Dragon Mining De Mexico, S.A. de C.V. and Jamie Muguiro Pena
10.3(6)	Assignment Agreement of Mining Concessions between Silver Dragon Mining De Mexico, S.A. de C.V. and Ramon Tomas Davila Flores
10.4(6)	Assets Purchase Agreement between Silver Dragon Mining De Mexico, S.A. de C.V. and Ramon Tomas Davila
10.5(6)	Assignment of Rights of Mining Concessions Agreement dated March 8, 2006 by and between Silver Dragon Mining De Mexico, S.A. de C.V. and Minera Real Victoria S.A. de C.V.
10.6(6)	Addendum to the Mining Exploration and Exploitation Agreement dated March 9, 2006 by and between Silver Dragon Mining de Mexico , S.A. de C.V. and Silvia Villasenor Haro (6)
10.7(7)	Asset Purchase Agreement dated as of March 16, 2006 among Silver Dragon Resources Inc., Sino Silver Corp. and Sanhe Sino-Top Resources and Technologies, Ltd.
10.8(4)	Strategic Cooperation Agreement dated July 26, 2006, between Silver Dragon Resources, Inc. and Tianjin North China Exploration Bureau
10.9	Subscription Agreement dated December 21, 2010 between Silver Dragon Resources Inc. and Travellers International Inc.
10.10	Consulting Services Agreement dated November 1, 2010 between Silver Dragon Resources Ltd., Silver Dragon Resources Inc. and Travellers International Inc. and Marc Hazout
10.11	Consulting Agreement dated effective September 8, 2010 between Jeffrey D. Sherman and Silver Dragon Resources Ltd.
10.12	Equity Transfer Contract dated July 4, 2008 by and between Silver Dragon Resources Inc. and Exploration Unit of North China Nonferrous Geological Exploration Bureau
10.13	Equity Transfer Agreement dated July 4, 2008 regarding Sanhe Sino-Top Resources & Technologies, Ltd. between Silver Dragon Resources Inc. and Zhou Lin
10.14	Agreement on Amendment to the Joint Venture Contract of Sanhe Sino-Top Resources & Technologies, Ltd. dated July 4, 2008
10.15(8)	Order Approving Stipulation for Settlement of Claim in the matter entitled Socius CG II, Ltd. v. Silver Dragon Resources Inc. filed on January 27, 2011
10.16(5)	Note and Warrant Purchase Agreement dated February 15, 2011 by and between Silver Dragon Resources Inc. and Tonaquint, Inc.

10.17(5)	Form of Buyer Trust Deed Note dated February 15, 2011 between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.18(5)	Form of Secured Buyer Note dated February 15, 2011 between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.19(5)	Form of Deed of Reconveyance
10.20(5)	Form of Request for Full Reconveyance
10.21(5)	Security Agreement dated February 15, 2011 between Silver Dragon Resources Inc. and Tonaquint, Inc.
22.1(4)	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to Form 10-SB filed on February 23, 2000.
(2)	Incorporated by reference to Form 10-SB/A filed on July 17, 2003.
(4)	Incorporated by reference to Form SB-2 filed January 29, 2007.
(5)	Incorporated by reference to Form 8-K filed February 18, 2011.
(6)	Incorporated by reference to Form 8-K filed on March 20, 2006.
(7)	Incorporated by reference to Form 8-K filed March 24, 2006.
(8)	Incorporated by reference to Form 8-K filed on January 28, 2011

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

SILVER DRAGON RESOURCES INC.

By: /s/ Marc M. Hazout
Marc M. Hazout
President and Chief Executive Officer

Dated: March 21, 2011

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc M. Hazout	President and Chief Executive Officer, and Director
Marc M. Hazout		March 21, 2011

/s/ Jeffrey D. Sherman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Jeffrey D. Sherman		March 21, 2011

/s/ Manuel Chan	Director	March 21, 2011
Manuel Chan

/s/ Glen MacMullin	Director	March 21, 2011
Glen MacMullin

/s/ Guoqiang Hao	Director	March 21, 2011
Guoqiang Hao

/s/ Charles McAlpine	Director	March 21, 2011
Charles McAlpine

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010, and 2009

(EXPRESSED IN UNITED STATES FUNDS)

CONTENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010, and 2009	3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2010 and 2009, and Cumulative for the Period from June 15, 1996, (Date of Inception) Through to December 31, 2010	4

Consolidated Statements of Stockholders’ Equity, Cumulative for the Period from June 15, 1996, (Date of Inception) Through December 31, 2010	6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, and 2009, and Cumulative for the Period from June 15, 1996, (Date of Inception) Through December 31, 2010	12

Notes to the Consolidated Financial Statements	14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
Silver Dragon Resources Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Silver Dragon Resources Inc. and Subsidiary (a Delaware corporation in the exploration stage) as of December 31, 2010 and 2009, and the consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2010, and cumulative from inception (June 15, 1996) through to December 31, 2010, except as explained as follows: we did not audit the cumulative data from June 15, 1996 to December 31, 2004. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2004, is based solely on the report of other auditors. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Dragon Resources Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ SF Partnership, LLP
Toronto, Canada	CHARTERED ACCOUNTANTS
March 22, 2011

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Consolidated Balance Sheets

	December 31	December 31
	2010	2009
ASSETS		(restated, note 3)
Current assets
Cash and cash equivalents	$96,563	$137,448
Prepaid expenses	203,258	329,327
Total current assets	299,821	466,775

Deferred expenses (note 6)	220,125	13,125
Plant and equipment, net (note 7)	90,875	370,825
Mineral rights (note 3, 8, and 16)	–	2,488,995
Equity investment (note 9)	4,832,922	4,804,963
	$5,443,743	$8,144,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,127,839	$984,535
Accrued liabilities (note 10)	309,466	767,294
Promissory notes payable (note 11)	166,623	516,623
Convertible notes payable (note 12)	170,000	–
Related party payables (note 13)	260,256	–
	2,034,184	2,268,452

Capital stock (note 14)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.0001 par value, 150,000,000 shares authorized, 98,728,017 shares issued and outstanding (2009 – 91,597,686 issued and outstanding)	9,873	9,160
Additional paid-in capital (note 14)	39,641,412	37,771,329
Treasury (550,000 shares)	(209,000)	(209,000)
Deficit accumulated during the exploration stage	(36,054,080)	(31,735,762)
Accumulated comprehensive income	21,354	40,504
Stockholders’ equity	3,409,559	6,782,981

Total liabilities and stockholders’ equity	$5,443,743	$8,144,683

Commitments and contingencies (note 18)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2010 and 2009, and
Cumulative for the period from June 15, 1996 (date of inception) to December 31, 2010

			For the period from
			June 15, 1996
	December	December	(date of inception) to
	31, 2010	31, 2009	December 31, 2010
		(restated,	(restated,
		note 3)	note 3)

Revenues	$–	$–	$64,888
Cost of revenues	–	–	74,482

Gross loss	–	–	(9,594)

Operating expenses
Exploration	213,248	62,756	7,174,048
General and administrative	2,245,330	3,319,322	25,686,792
Write-off of Mexican assets (note 3)	2,335,289	906,750	3,242,039
Total operating expenses	4,793,867	4,288,828	36,102,879

Loss from operations	(4,793,867)	(4,288,828)	(36,112,473)

Other (expenses) income
Interest gain (expense) (note 12)	121,139	(99,974)	(473,770)
Gain (loss) on embedded derivative	261,000	144,000	–
Net gain (loss) on equity investment	93,410	(663,441)	(570,032)
Forgiveness of debt	–	38,871	38,871
Gain on sale of interest in subsidiary	–	–	1,816,733
Non-recurring items (note 21)	–	–	(703,675)
Total other income (expenses)	475,549	(580,544)	108,127
Loss before income taxes	$(4,318,318)	$(4,869,372)	$(36,004,346)
Provision for income taxes (note 17)	–	–	–
Net loss from continuing operations, after tax	(4,318,318)	(4,869,372)	(36,004,346)
Minority interest	–	–	253,021
Loss from discontinued operations (net of tax)	–	–	(302,755)

Net loss	(4,318,318)	(4,869,372)	(36,054,080)
Other comprehensive income (loss)
Foreign exchange gain (loss)	(19,150)	(17,742)	21,354

Comprehensive loss	$(4,337,468)	$(4,887,114)	$(36,032,726)

Net loss per common share – basic and diluted	$(0.05)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	95,157,809	86,988,100

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the period from June 15, 1996 (date of inception) to December 31, 2010

	Common Stock			Deficit
				Accumulated			Accumulated
			Additional	During the			Comprehensive	Total
	Number of		Paid-in	Exploration	Stock	Treasury	Income	Stockholders'
	Shares	Amount	Capital	Stage	Subscription	Stock	(Loss)	Equity
		$	$	$	$	$	$	$

Shares issued to founders	388,334	39	1,126	–	–	–	–	1,165
Shares issued	413,333	41	47,564	(1,060)	–	–	–	46,545
Net Loss, 1996	–	–	–	(14,198)	–	–	–	(14,198)
Balance, December 31, 1996	801,667	80	48,690	(15,258)	–	–	–	33,512

Shares issued	116,999	12	88,638	–	–	–	–	88,650
Net Loss, 1997	–	–	–	(142,622)	–	–	–	(142,622)
Balance, December 31, 1997	918,666	92	137,328	(157,880)	–	–	–	(20,460)

Shares issued	69,334	7	57,994	-	–	–	–	58,001
Net loss, 1998	–	–	–	(54,404)	–	–	–	(54,404)
Balance, December 31, 1998	988,000	99	195,322	(212,284)	–	–	–	(16,863)

Shares issued	203,918	20	191,999	–	(4,000)	–	–	188,019
Forgiveness of debt of related party	–	–	23,000	–	–	–	–	23,000
Net loss, 1999	–	–	–	(181,898)	–	–	–	(181,898)
Balance, December 31, 1999	1,191,918	119	410,321	(394,182)	(4,000)	–	–	12,258
						–	–
Shares issued for services	4,950,333	495	695,435	–	(278,539)	–	–	417,391
Shares canceled	(453,100)	(45)	(169,867)	–	157,791	–	–	(12,121)
Forgiveness of debt reclassification	–	–	(23,000)	–	–	–	–	(23,000)
Net loss, 2000	–	–	–	(419,296)	–	–	–	(419,296)
Balance, December 31, 2000	5,689,151	569	912,889	(813,478)	(124,748)	–	–	(24,768)

Shares issued	1,179,415	118	89,784	–	–	–	–	89,902
Cash received for subscription	–	–	–	–	124,748	–	–	124,748
Other adjustment	–	–	–	1	–	–	–	1
Net loss, 2001	–	–	–	(339,546)	–	–	–	(339,546)
Balance, December 31, 2001	6,868,566	687	1,002,673	(1,153,023)	–	–	–	(149,663)

Shares issued	29,859,173	2,986	386,394	-	–	–	–	389,380
Shares canceled	(21,978,215)	(2,198)	7	-	–	–	–	(2,191)
Stock warrants issued	-	-	31,000	-	–	–	–	31,000
Stock warrants exercised	3,255,880	326	-	-	–	–	–	326
Net loss, 2002	-	-	-	(570,874)	–	–	–	(570,874)
Balance, December 31, 2002	18,005,404	1,801	1,420,074	(1,723,897)	–	–	–	(302,022)

Shares issued	4,927,411	493	150,833	-	–	–	–	151,326
Shares returned	(66,300)	(7)	(1,319)	-	–	–	–	(1,326)
Net loss, 2003	-	-	-	(414,601)	–	–	–	(414,601)
Balance, December 31, 2003	22,866,515	2,287	1,569,588	(2,138,498)	–	–	–	(566,623)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the period from June 15, 1996 (date of inception) to December 31, 2010 (Cont’d)

	Common Stock			Deficit
				Accumulated			Accumulated
			Additional	During the			Comprehensive	Total
	Number of		Paid-in	Exploration	Stock	Treasury	Income	Stockholders'
	Shares	Amount	Capital	Stage	Subscription	Stock	(Loss)	Equity
		$	$	$	$	$	$	$

Balance, December 31, 2003 (carried forward)	22,866,515	2,287	1,569,588	(2,138,498)	–	–	–	(566,623)
Shares issued	575,000	58	24,942	–	–	–	–	25,000
Short swing profits of shareholder	–	–	50,496	–	–	–	–	50,496
Net loss, 2004	–	–	–	(399,028)	–	–	–	(399,028)
Balance, December 31, 2004	23,441,515	2,345	1,645,026	(2,537,526)	–	–	–	(890,155)

Shares issued	27,879,018	1,572	2,612,433	–	(9,500)	–	–	2,604,505
Shares canceled	(3,500,000)	(350)	(724,650)	–	–	–	–	(725,000)
Net loss, 2005	–	–	–	(584,879)	–	–	–	(584,879)
Balance, December 31, 2005	35,670,533	3,567	3,532,809	(3,122,405)	(9,500)	–	–	404,471

Shares issued	25,790,000	2,579	13,949,985	–	458,500	–	–	14,411,064
Warrants issued	–	–	4,941,036	–	–	–	–	4,941,036
Share issuance costs	–	–	(63,237)	–	–	–	–	(63,237)
Treasury stock	–	–	–	–	–	(392,830)	–	(392,830)
Other comprehensive loss	–	–	–	–	–	–	(1,562)	(1,562)
Net loss, 2006	–	–	–	(8,692,208)	–	–	–	(8,692,208)
Balance, December 31, 2006	61,460,533	6,146	22,360,593	(11,814,613)	449,000	(392,830)	(1,562)	10,606,734

Shares issued	8,362,000	836	7,114,194	–	(334,000)	–	–	6,781,030
Treasury stock	(276,545)	(27)	(392,803)	–	–	392,830	–	–
Warrants issued	–	–	2,717,020	–	–	–	–	2,717,020
Options issued	–	–	459,959	–	–	–	–	459,959
Share issuance costs	–	–	(75,000)	–	–	–	–	(75,000)
Other comprehensive loss	–	–	–	–	–	–	(18,141)	(18,141)
Net loss, 2007 (restated)	–	–	–	(10,665,000)	–	–	–	(10,665,000)
Balance, December 31, 2007 (restated)	69,545,988	6,955	32,183,963	(22,479,613)	115,000	–	(19,703)	9,806,602

Shares issued for cash	8,349,167	835	1,141,023	–	–	–	–	1,141,858
Shares issued for settlement	2,833,333	283	398,050	–	(165,000)	–	–	233,333
Shares issued for services	1,450,000	145	156,855	–	–	–	–	157,000
Shares issued for compensation	875,000	87	135,663	–	–	–	–	135,750
Shares issued for settlement of due to related parties	1,200,000	120	107,880	–	–	–	–	108,000
Shares issued for cash pursuant to exercise of warrants	500,000	50	74,950	–	–	–	–	75,000
Warrants issued for cash	–	–	260,642	–	–	–	–	260,642
Warrants issued for settlement of due to related parties	–	–	192,000	–	–	–	–	192,000

(2008 continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the period from June 15, 1996 (date of inception) to December 31, 2010 (Cont’d)

	Common Stock			Deficit
				Accumulated
			Additional	During the			Accumulated	Total
	Number of		Paid-in	Exploration	Stock	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Subscription	Stock	Income (Loss)	Equity
		$	$	$	$	$	$	$

Balance, (carried forward)	15,207,500	1520	2,467,063	(22,479,613	(165,000)	–	–	12,110,185
Warrants issued for services	–	–	44,600	–	–	–	–	44,600
Options issued for services	–	–	82,200	–	–	–	–	82,200
Share issuance costs	–	–	(6,562)	–	–	–	–	(6,562)
Shares to be returned	–	–	–	–	(67,500)	–	–	(67,500)
Other comprehensive loss	–	–	–	–	–	–	77,949	77,949
Net loss, 2008 (restated, note 3)	–	–	–	(3,969,299)	–	–	–	(3,969,299)
Prior period adjustment	–	–	–	(417,477)	–	–	–	(417,477)

Balance, December 31, 2008 (restated)	84,753,488	8,475	34,771,264	(26,866,389)	(117,500)	–	58,246	7,854,096
Shares issued for cash	4,729,198	473	489,232	–	–	–	–	489,705
Shares issued for services	2,490,000	249	347,909	–	–	–	–	348,158
Shares issued for compensation	175,000	18	14,857	–	–	–	–	14,875
Shares issued for property	550,000	55	208,945	–	(209,000)	–	–	–
Warrants issued for cash	–	–	728,771	–	–	–	–	728,771
Warrants issued for services	–	–	1,442,484	–	–	–	–	1,442,484
Options issued for services	–	–	24,134	–	–	–	–	24,134
Share issuance costs	–	–	(54,877)	–	–	–	–	(54,877)
Shares returned	(1,100,000)	(110)	(201,390)	–	117,500	–	–	(84,000)
Accumulated comprehensive loss	–	–	–	–	–	–	(17,742)	(17,742)
Net loss, 2009 (restated, note 3)	–	–	–	(4,869,372)	–	–	–	(4,869,372)

Balance December 31, 2009 (restated)	91,597,686	9,160	37,771,329	(31,735,762)	(209,000)	–	40,504	5,876,231
Shares issued for cash	4,038,237	404	468,298	–	–	–	–	468,702
Shares issued for services	3,092,094	309	790,076	–	–	–	–	790,385
Warrants issued for cash	–	–	264,298	–	–	–	–	264,298
Warrants issued for services	–	–	274,067	–	–	–	–	274,067
Share issuance costs	–	–	(26,497)	–	–	–	–	(26,497)
Beneficial conversion feature	–	–	99,841	–	–	–	–	99,841
Accumulated comprehensive loss	–	–	–	–	–	–	(19,150)	(19,150)
Net loss, 2010	–	–	–	(4,318,318)	–	–	–	(4,318,318)

Balance December 31, 2010	98,728,017	9,873	39,641,412	(36,054,080)	(209,000)	–	21,354	3,409,559

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the years ended December 31, 2010 and 2009, and
cumulative for the period from June 15, 1996 (date of inception) to December 31, 2010

			For the period
			from June 15,
			1996 (date of
	2010	2009	inception)
		(restated,	through
			December 31,
		note 3)	2010
Cash flows from operating activities
Net loss from continuing operations	$(4,318,318)	$(4,869,372)	$(36,054,080)
Net loss from discontinued operations	-	-	302,755
Net loss	(4,318,318)	(4,869,372)	(35,751,325)
Adjustments for:
Depreciation	92,687	99,248	524,840
Net (gain)/loss from equity investment	(93,410)	663,441	667,730
Gain on recognition of embedded derivative	(261,000)	(144,000)	-
Shares issued for services	790,385	279,033	8,473,121
Warrants and options issued for services	274,067	1,466,615	3,608,212
Beneficial conversion feature	99,841	-	99,841
Write-down of mineral rights	2,504,559	906,750	3,411,309
Write-down of assets	197,810	-	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Deferred expenses	(80,931)	362,668	158,706
Accounts payable	143,304	(273,822)	2,330,339
Accrued liabilities	(196,828)	(57,691)	278,631
Other			665,601
Net cash used in operating activities	$(847,834)	$(1,451,748)	$(17,273,746)

Cash flows from investing activities
Investments in mineral rights	$(15,564)	$-	$(1,920,441)
Additional contribution to Sino-Top	65,451	(893,398)	(3,446,189)
Acquisition of plant and equipment	-	-	(981,486)
Other	-	-	4,364,090
Net cash provided by (used in) investing activities	49,887	(893,398)	(4,838,592)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	733,000	1,218,476	17,897,492
Share issuance costs	(26,497)	(54,877)	(197,936)
Related party loans payable	260,256	10,000	1,192,922
Repayments of related party advances	-	(34,497)	(462,557)
Minority interest	-	-	253,021
Promissory note payable	-	166,623	516,623
Write-down of promissory note payable	(350,000)	-	(350,000)
Payment of notes payable	-	-	3,581
Proceeds from issuance of convertible notes payable	170,000	-	148,493
Other	-	-	(63,190)
Net cash provided by (used in) financing activities	786,759	1,305,725	19,288,449

Effect of change in foreign exchange	(29,697)	(30,358)	65,886
Change in cash and cash equivalents	(40,885)	(1,069,779)	96,563
Cash and cash equivalents - beginning of period	137,448	1,207,227	-
Cash and cash equivalents - end of period	$96,563	$137,448	$96,563

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

1.  Nature of Business and Basis of Presentation

Silver Dragon Resources Inc. was incorporated on May 9, 1996 in the State of Delaware and its executive office is in Toronto, Canada. It carries out operations through a subsidiary and affiliate in Mexico and China. Silver Dragon Resources Inc. and its subsidiary and affiliates (collectively referred to as “Silver Dragon” or the “Company”) are in the exploration stage as defined by Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 915 “Accounting and Reporting For Development Stage Entities.”

The Company’s strategy is to acquire and develop a portfolio of silver properties in proven silver districts globally. To date, the Company has generated no sales and has devoted its efforts primarily to financing, by issuing common shares, and to exploring its properties. The accompanying consolidated financial statements of the Company have been prepared following generally accepted accounting principles in the United States (“U.S. GAAP”), which are expressed in United States funds.

2.  Going Concern and Exploration Stage Activities

These consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.

At December 31, 2010, the Company had a working capital deficiency of $1,734,363, had not yet achieved profitable operations, incurred a net loss of $4,318,318 for the year ended December 31, 2010 (2009 – $4,869,372), has accumulated losses of $36,054,080 since its inception, and expects to incur further losses in the development of its business. These factors, in addition to the write-off of the Company’s Mexican assets, cast doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations. Management believes that the Company will be able to obtain additional funds by equity financing; however, there is no assurance of additional funding being available or available on acceptable terms.

Realization values may be substantially different from carrying values as shown. These consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company were unable to continue as a going concern.

3. Write-off of Mexican assets and prior period adjustment

As described more fully below, the Company has written off the book value of its mineral rights in Mexico, as well as related liabilities, due to adverse court judgments in Mexico. The net amount written off in 2010 is $2,335,289 (see note (b) below). In addition, 2009 results were restated which had the effect of increasing the deficit accumulated during the exploration stage by $1,424,201, and increasing the net loss in 2009 by $1,006,724, for an increase in the net loss per share in 2009 by $0.01 (see below). The 2008 results were also restated which had the effect of increasing the net loss in 2008 by 417,447.

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

3. Write-off of Mexican assets and prior period adjustment (cont’d)

Prior period figures have been restated as follows:

Consolidated Balance Sheet
	2009
	As previously		2009
	reported	Adjustment	As restated	Notes

Mineral rights	$3,045,745	$(556,750)	$2,488,995	a

Current liabilities
Accounts payable	$1,095,243	$(110,708)	$984,535	b
Accrued liabilities	$305,758	$461,536	$767,294	a, b
Promissory notes payable	$–	$516,623	$516,623	a, b

Deficit accumulated during the exploration stage	$(30,311,561)	$(1,424,201)	$(31,735,762)	a, b

Consolidated Statement of Operations and Comprehensive Loss

	2009
	As previously		2009	Cumulative
	reported	Adjustment	As restated	As restated	Notes

Write-off of Mexican assets	$–	$(906,750)	$(906,750)	$(906,750)	a

Other (expenses) income
Interest expense	$–	$(99,974)	$(99,974)	$(594,909)	b

Net loss	$(3,862,649)	$(1,006,723)	$(4,869,372)	$(31,735,762)	a, b

Net loss per common share – Basic and diluted	$(0.04)	$(0.02)	$(0.06)

Consolidated Statement of Cash Flow

	2009
	As previously		2009	Cumulative
	reported	Adjustment	As restated	As restated	Notes

Cash flows from operating activities
Net loss from continuing
operations	$(3,862,649)	$(1,006,723)	$(4,869,372)	$(31,735,762)	b
Promissory note payable	$–	$166,623	$166,623	$516,623	b
Changes in non-cash working capital
Accounts payable	$(107,199)	$(166,623)	$(273,822)	$2,187,035	b
Accrued liabilities	$(42,283)	$99,974	$57,691	$475,459	a, b
Cash flows from investing activities
Write-down of mineral rights	$–	$906,750	$906,750	$906,750	a

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

3.  Write-off of Mexican assets and prior period adjustment (cont’d)

a)	Seizure of 15 mining concessions in Mexico: write-off of Mexican assets and restatement

On March 2, 2006, Silver Dragon Mexico acquired 15 mining concessions from four individuals by entering into various assignment agreements.

In December 2010 the Silver Dragon Resources Inc. became aware of various matters that transpired between 2006 and 2010, that resulted in its concessions being seized without notice to the Company.

In Durango, Mexico, on August 18, 2006 a former representative of Silver Dragon Mining de Mexico, S.A. de C.V. (“Silver Dragon Mexico” or “SDM”) signed a promissory note for a principal amount of $350,000 for a vendor, from whom the Company had purchased 10 of the 15 aforementioned mining concessions, due March 5, 2008. The actions of the Company’s former legal representative were not authorized by the Silver Dragon Resources Inc. and he did not advise the Company about signing the promissory note, nor its terms. There was no valid commercial reason for the promissory note to have been signed, but it nonetheless became an obligation of Silver Dragon Mexico.

On April 21, 2008 the vendor filed a lawsuit in Mexico against Silver Dragon Mexico claiming payment of $350,000 and as ordinary interest at an annual rate of 10%, interest on past due and unpaid principal at an interest rate of 5% per month, as well as legal expenses. On October 10, 2008, Silver Dragon Mexico’s former legal representative was officially notified of the lawsuit through the former legal representative, but the representative did not advise Silver Dragon Mexico nor the Company. The vendor then seized the ten mining concessions that the Company had originally purchased from the vendor in 2006.

During this time, the Company had no knowledge of what had transpired. On November 28, 2008, the former legal representative appeared before the court on behalf of Silver Dragon Mexico to receive notifications, but did not advise the Company. Since Silver Dragon Mexico never appeared before the court to reply to the lawsuit, Silver Dragon Mexico was declared in default and lost its opportunity to offer evidence in its favor.

On January 8, 2009, the court passed final sentence ordering Silver Dragon Mexico to pay to the vendor the principal amount plus interest and legal costs. On January 16, 2009 the Company’s former legal representative was formally notified of the sentence, but did not advise the Company. Since Silver Dragon Mexico never appealed the final sentence, on February 10, 2009 the Court declared the sentence as final and irrevocable.

On March 30, 2009 the former legal representative of Silver Dragon Mexico, appeared again before the court to appoint an expert to appraise the mining concessions to be sold on a public auction. The appraisal of that expert was similar to the vendor’s appraisal. On May 29, 2009 by public auction the mining concessions were granted to the vendor as payment of the owed principal amount and its corresponding interest, on June 25, 2009 the Court approved the auction.

On August 19, 2009, the vendor filed a motion before the court to request a further seizure of the assets of Silver Dragon Mexico to guarantee the remaining amount, which the court granted on October 2, 2009. On June 16, 2010 the vendor filed a motion before the court to request a further seizure of the assets of Silver Dragon Mexico to guarantee the payment of ordinary interest at a rate of 10% which at that date represented an amount of $45,739, interest on past due and unpaid principal at an interest rate of 5% per month, plus legal expenses of $100,000. On November 5, 2010 this petition of the vendor was granted by the court, and the Company’s remaining Mexican five concessions were seized.

Throughout this whole process the former legal representative never advised Silver Dragon Mexico or the Company of the existence of the promissory note nor the subsequent court actions.

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

3. Write-off of Mexican assets and prior period adjustment (cont’d)

He also accepted court service numerous times on behalf of Silver Dragon Mexico as mentioned earlier to enforce payment of the note, but similarly did not advise Silver Dragon Mexico of this. In summary, from the Company’s perspective, the legal proceedings were heard and decided on an ex parte basis, without notice to the Company, nor allowing proper defense and representation of Silver Dragon Mining Mexico.

In December 2010, the Company became aware of this situation. The Company’s counsel in Mexico has filed a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities in the foreclosure proceedings, for the purposes of re-opening the case. On January 17, 2011, Silver Dragon Mexico provided certain evidence in connection with the claims to the court, which is currently reviewing the documentation. The Company expects the court to schedule a hearing within two months.

The Company has restated prior year results to reflect the original promissory note of $350,000 and the interest on the promissory note of $319,906 from prior years. However, since the Company has lost title to the 15 concessions in Mexico, pursuant to court judgments, management has decided to write-off the book value of these concessions of $3,411,309, of which $906,750 was written off in the restated December 31, 2009 financial statements. In 2010, the Company also wrote-off the promissory note and interest due on the promissory note as all obligations were fulfilled as part of the court order to repossess title to the 15 concessions.

b)	Promissory note: restatement

In late 2010 the Company became aware of another situation involving the same former legal representative. In November 2010, the Company and Silver Dragon Mexico approached certain suppliers in order to arrange payment of the Company’s outstanding accounts payable. Agreements were reached in most cases. One of Silver Dragon Mexico’s creditors did not respond to the request, however, an individual purporting to represent that creditor subsequently emailed the Company in December 2010 requesting payment for an amount that was more than triple the amount of the debt and asserted that it was pursuant to a promissory note signed by Silver Dragon Mexico and a court decision related to the promissory note in Mexico. On January 17, 2011 the Company received a copy of the promissory note. It was dated April 24, 2008 and was for a principal amount of $166,623 and carried interest at a rate of 5% per month. It was signed by the same former legal representative of Silver Dragon Mexico. His actions were not authorized by the Company, and he did not advise the Company about the promissory note, or the subsequent court actions.

He also accepted court service several times on behalf of Silver Dragon Mexico to enforce payment of the note, but similarly did not advise Silver Dragon Mexico or the Company of this. There was no valid commercial reason for the promissory note to have been signed, but it nonetheless became an obligation of Silver Dragon Mexico.

The Company is in the process of investigating this matter and has determined that in April 2010 the creditor had obtained a judgment from a court in Chihuahua, Mexico, in its favor, for payments under the promissory note that the creditor asserts aggregates $408,226 with interest, as well as a further 10% for its legal fees. The Company has restated results from prior years to reflect the original promissory note of $166,623 and the interest on the promissory note of $99,974 and $141,630 in 2009 and 2008, respectively.

4. Summary of Significant Accounting Policies

a)   Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Silver Dragon Mining De Mexico S.A. de C.V (a Mexico corporation) All significant inter-company balances and transactions have been eliminated on consolidation. The Company’s ownership of 40% of Sanhe Sino-Top Resources & Technology, Ltd. (a China corporation) (“Sino-Top”) is recorded on the equity basis.

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

4. Summary of Significant Accounting Policies (cont’d)

b)   Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Significant areas requiring the use of estimates relate to the estimated useful lives of plant and equipment, valuation of mineral rights, and stock-based compensation. Actual results could differ from these estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

c)   Cash and cash equivalents

Cash and cash equivalents consist of deposits held in financial institutions and liquid investments with original maturities of three months or less at the time of purchase.

d)   Financial instruments

The Company classifies all financial instruments as held-for-trading or other financial liabilities. Financial liabilities are measured at amortized cost. Instruments classified as held for trading are measured at fair value with unrealized gains and losses recognized in the statement of operations. Debt transaction costs are allocated to the related debt and amortized over the life of the loan using the effective interest method. Equity transaction costs are recorded in equity.

The Company has designated its cash and cash equivalents as held for trading, which is measured at fair value. Accounts payable, accrued liabilities, convertible notes payable and related party payables are classified as other liabilities, which are measured at amortized cost.

e)   Mineral rights

The Company records its interest in mineral rights at cost. Accordingly, costs associated with the acquisition and development of mineral reserves are capitalized. Exploration costs are expensed as incurred.

Capitalized costs of mineral properties are amortized using the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major exploration and development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that a property is impaired, the capitalized cost of that property will be charged to expense at that time. The Company presently has no proven reserves. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses whether the carrying values can be recovered. If the carrying values exceed estimated recoverable values, then the costs are written-down to fair values with the write-down expensed in the period. The Company evaluates the carrying amounts of its mineral rights when events or changes in circumstances indicate that the carrying amount may not be recoverable.

f)   Equity investment

The Company exercises significant influence but does not exercise control over its equity investment, Sino-Top. It is accounted for using the equity method of accounting and is initially recognized at cost. The Company’s share of the entity’s profits or losses is recognized in the statement of operations, and cumulative post-acquisition changes in the investment are adjusted against the carrying amount of the investment. Were the Company’s share of losses on its investment to equal or exceed the carrying amount of the investment, the Company would then only recognize further losses if it incurred obligations or made payments on behalf of the equity investment.

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

4. Summary of Significant Accounting Policies (cont’d)

g)   Income taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for differences between the consolidated financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period, increased or decreased by the change in deferred tax assets and liabilities during the period.

h)   Revenue recognition

The Company has not earned revenues from its planned principal operations. Revenues incidental to the planned principal operations will be recognized as follows: Revenues from the provision of mine exploration services are recognized when the services are performed and collection is reasonably assured. Revenues from the sale of silver and other byproducts are recognized when title and risk of ownership of metal and metal bearing concentrates passes to the buyer and collection is reasonably assured.

i)   Plant and equipment

Plant and equipment are stated at cost. Equipment awaiting installation on site is not depreciated until it is commissioned. Depreciation is based on the estimated useful life of the asset and depreciated annually as follows:

Category	Rate	Method
Computer hardware	30%	Declining balance
Computer software	30%	Declining balance
Vehicles	20%	Declining balance
Office equipment	20%	Declining balance
Mine equipment	20%	Declining balance
Leasehold improvements	5 years	Straight line

j)   Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. The computation of diluted earnings (loss) per share has not been presented as its effect would be anti-dilutive.

k)   Stock-based compensation

From time to time the Company grants warrants to management, directors, employees and consultants. The Company recognizes compensation expense for this plan at fair value. Under this method, the fair value of each warrant is estimated on the date of the grant and amortized over the vesting period, with the resulting amortization credited to contributed surplus. The fair value of each grant is determined using the Black-Scholes option-pricing model. Consideration paid upon the exercise of stock options is recorded as share capital.

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

4. Summary of Significant Accounting Policies (cont’d)

l)   Asset retirement obligations

The Company recognizes liabilities for statutory, contractual or legal obligations associated with the reclamation of mineral properties. Initially, a liability for an asset retirement obligation is recognized at its fair value in the period in which it is incurred and the corresponding asset retirement cost is added to the carrying amount of the related asset. The cost is amortized over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability is adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation. As at December 31, 2010, the Company had not incurred any asset retirement obligations related to the exploration of its mineral properties.

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

n)   Comprehensive Loss

The Company accounts for comprehensive loss in accordance with ASC 220, “Comprehensive Income,” which establishes standards for reporting and presentation of comprehensive loss and its components. Comprehensive loss is presented in the statements of stockholders' equity, and consists of net loss and foreign currency translation adjustments.

o)   Foreign currency translation

The Company accounts for foreign currency translation pursuant to ASC 830, "Foreign Currency Matters". The Company's functional currency is United States dollars. For operations in Mexico, the local currency is the functional currency. All assets and liabilities denominated in Mexican Pesos are translated into United States dollars using the current exchange rate. Revenues and expenses are translated using average exchange rates during the year. Foreign exchange gains or losses are included in other comprehensive income for the period. The functional currency of the equity investment in China is United States dollars. Net income or loss recorded on the equity basis is translated using average exchange rates during the year.

5.  Recent Accounting Pronouncements

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855); Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-9”). The standard amends Subtopic 855-10, “Subsequent Events” to remove the requirement for a SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-9 is effective upon issuance of the final update. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

5.  Recent Accounting Pronouncements (cont’d)

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The standard amends ASC Topic 310, “Receivables” to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables. ASU 2010-20 is effective for interim and annual fiscal years beginning after December 15, 2010 for public entities. The Company does not expect the adoption of ASU 2010-20 to have a material impact on its consolidated financial statements.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

6.  Deferred Expenses

During the year ended December 31, 2010, $220,125 of the fair value of shares issued for services, pursuant to consulting agreements greater than a year, remained to be amortized over the remaining period of those agreements.

7.  Plant and Equipment, net

		Accumulated	2010	2009
	Cost	depreciation	Net book value	Net book value

Computer hardware	$40,559	$28,354	$12,205	$21,271
Computer software	–	–	–	45,122
Vehicles	–	–	–	10,103
Office equipment	45,720	24,110	21,610	33,845
Mine equipment	–	–	–	160,050
Leasehold improvements	195,667	138,607	57,060	100,434
	$281,946	$191,071	$90,875	$370,825

In 2010, the Company wrote off the net book value of its Mexican assets in the amount of $152,687.

8.   Mineral Rights

Cerro Las
Minitas
Mexico

Balance, December 31, 2008	$3,045,745
Additions during 2009	–
Prior period adjustment (note 3)	350,000
Write-off during 2009 (note 3)	(906,750)
Balance, December 31, 2009	2,488,995
Additions during 2010	15,564
Write-off during 2010 (note 3)	(2,504,559)
Balance, December 31, 2010	$–

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

8.  Mineral Rights (cont’d)

Cerros Las Minitas, Mexico

The Cerros Las Minitas property is located 70 kilometers northeast of the City of Durango, capital of the state of Durango, and 6 kilometers northwest of the town of Guadalupe Victoria, in the municipality of Guadalupe Victoria, Durango. The claims are located in the Minitas Mining District in the Mining Region of Guadalupe Victoria. The property consists of 16 mining concessions encompassing 1,423 hectares (3,516 acres).

On August 12, 2010, Silver Dragon Mexico entered into an agreement with Ema Violante wherein Ms. Violante sold to Silver Dragon Mexico five hectares of land for $15,564 in Guadalupe Victoria, Mexico to be used to build a tailings pond.

The Company decided to write-off its Mexican assets as set out in notes 3 and 16.

9.  Equity Investment

On December 12, 2008, the Exploration Unit of North China Nonferrous Geological Exploration Bureau, also known as Huaguan Industrial Corp. (“HIC”), acquired 50%, in addition to its previous 10%, of the Company’s equity interest in Sanhe Sino-Top Resources & Technologies Ltd., not including the Erbahuo property, from the Company in exchange for Chinese Yuan 30 million (approximately $4.4 million). HIC and the Company hold equity interest of 60% and 40%, respectively, in Sino-Top, whose assets mainly consist of six exploration properties. With respect to Erbahuo, the seventh exploration property controlled by Sino-Top, it will be 70% beneficially owned by the Company and 30% by HIC. The proceeds have been used to further develop the Company’s properties in China and Mexico.

	2010	2009

Equity investment, beginning of year	$4,804,963	$4,575,006
Additional investment and advances	81,049	893,398
Return of funds advanced	(146,500)	–
Share of income (loss) for the year	93,410	(663,441)
Equity investment, end of year	$4,832,922	$4,804,963

Share of income (loss) for the year:
Exploration expenses	$(1,351,294)	$(510,404)
General and administrative expenses	(197,171)	(153,037)
Gain on disposal of properties	1,684,096	–
Income taxes	(42,102)	–
Share of income (loss) for the year (at 40%)	$93,410	$(663,441)

10.   Accrued Liabilities

During 2006, the Company purchased a 100% interest in 10 mining concessions in Mexico for $800,000 and the issuance of 450,000 restricted common shares of the Company. The agreement stipulated that the 450,000 common shares issued have an aggregate minimum value of $450,000, which obligates the Company to compensate for any shortfall in the share price on disposition. Accordingly, an embedded derivative of $ nil (2009 -- $261,000) was recognized in accrued liabilities. The embedded derivative was written off in 2010 as the Company was no longer obligated to compensate for a shortfall, as per the loss of title to the Mexican mining concessions (see note 3).

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

11.  Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 with a carried interest rate of 5% per month, unsecured, and no maturity date. The Company became aware of the promissory note in 2010 and has since restated previously reported figures (see note 3). During the year ended December 31, 2010 the Company incurred interest of $93,517 (2009 - $99,974).

12.  Convertible Notes Payable

During the year ended December 31, 2010, the Company issued three convertible notes with principal amounts aggregating $170,000. The notes bear interest of 8% per annum, are unsecured, and are due on March 21, April 22, and August 11, 2011, respectively. The notes are convertible into common stock, at the lender’s option, at a discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion. The lender has agreed to restrict its ability to convert the notes and receive shares of common stock, such that the number of shares of common stock held by them and their affiliates in the aggregate, after such conversion or exercise, does not exceed 4.99% of the then issued and outstanding shares of common stock. The Company recorded an expense of $99,841 as the value of the beneficial conversion feature of the convertible notes payable.

13.  Related Party Transactions and Balances

	2010	2009

Remuneration payable	$213,040	$–
Advances	47,216	–
	$260,256	$–

During the year ended December 31, 2010, the Company incurred $288,000 (2009 – $288,000) in management fees, paid to a company controlled by a director, for Chief Executive Officer services rendered.

Amounts due to related parties (Chief Executive Officer and Vice President, China) are unsecured, non-interest bearing and payable on demand.

14.  Capital Stock

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

On February 6, 2009, the Company issued 300,000 options, to an individual, to purchase shares of the Company’s restricted common stock at an exercise price of $0.10, exercisable for a period of three years from contract date. The options were issued pursuant to a management consulting agreement dated February 6, 2009, for fair value of $21,559.

On February 12, 2009, the Company issued 40,000 shares of the Company’s restricted common stock to an individual, in relation to investor relations services provided, for fair value of $3,608.

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

14.  Capital Stock (cont’d)

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

On October 13, 2009, the Company issued warrants, to a board member, to purchase 250,000 shares of the Company’s restricted common stock at an exercise price of $0.25, exercisable for a period of two years from the date of issuance, for fair value of $38,475.

On October 14, 2009, the Company issued warrants, to an individual, to purchase 30,000 shares of the Company’s restricted common stock at an exercise price of $0.25, exercisable for a period of two years from contract date. The warrants were issued pursuant to a management consulting agreement dated October 14, 2009, for fair value of 4,500.

On November 1, 2009, the Company issued warrants, to two Strategic Advisory Board members and a consulting group, to purchase 5,100,000 shares of the Company’s restricted common stock for a period of five years from the date of issuance. The warrants allow for 600,000 shares to be purchased at an exercise price of $0.25 and 4,500,000 shares to be purchased at an exercise price of $0.50. The warrants were issued pursuant to two appointments to the Strategic Advisory Board of the Company on October 13, 2009, for fair value of $1,215,000.

On November 3, 2009, the Company closed a private placement totaling 40,000 units at $0.25 per unit for gross proceeds of $10,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a two year period from the date of the closing of the private placement.

On November 16, 2009, the Company issued 550,000 shares of the Company’s restricted common stock to an individual, pursuant to an agreement to purchase further mining concessions. As at December 31, 2010, the agreement had not been finalized and the Company continues to hold possession of the shares until final terms of the agreement have been reached.

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

14.  Capital Stock (cont’d)

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

On December 21, 2009, the Company issued warrants, to two individuals, to purchase 2,500 shares of the Company’s restricted common stock at an exercise price of $0.50, exercisable for a period of one year from the date of issuance, for fair value of $430.

On December 31, 2009, the Company cancelled 800,000 restricted shares of the Company’s stock that were initially issued on November 14, 2008, due to non-performance of contract terms.

On January 22, 2010, the Company issued warrants, to an organization, to purchase 200,000 shares of the Company’s restricted common stock at an exercise price of $0.50, exercisable for a period of three years from the contract date. The warrants were issued pursuant to a consulting agreement dated January 22, 2010, for fair value of $39,380.

On January 25, 2010, the Company issued 200,000 shares of the Company’s restricted common stock to a company, pursuant to a consulting agreement dated January 25, 2010, for fair value of $63,200.

On February 1, 2010, the Company issued 25,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated February 1, 2010, for fair value of $7,500. The Company also issued warrants to purchase 150,000 shares of the Company’s restricted common stock at an exercise price of $0.30, exercisable for a period of one year from the contract date, for fair value of 20,355.

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

On March 13, 2010 the Company settled the outstanding debt of $100,000 with Minera Real Victoria through the issuance of 360,000 shares of the Company’s restricted common stock.

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

On April 12, 2010, the Company made an addendum to a consulting agreement dated January 22, 2010 and issued additional warrants, to an organization, to purchase 180,000 shares of the Company’s restricted common stock at an exercise price of $0.50, exercisable for a period of one year from the date of issuance, for fair value of 21,834.

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

14.  Capital Stock (cont’d)

On April 15, 2010, the Company issued warrants to purchase 50,000 shares of the Company’s restricted common stock at an exercise price of $0.50, exercisable for a period of two years from the date of issuance to an operations manager of the Company in China, for fair value of $9,095.

On April 15, 2010, the Company issued warrants to purchase 50,000 shares of the Company’s restricted common stock at an exercise price of $0.50, exercisable for a period of two years from the date of issuance to a geologist in China, for fair value of 9,095.

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

On May 25, 2010, the Company issued 75,000 shares of the Company’s restricted common stock to a company, pursuant to a long-term consulting agreement dated May 19, 2010, for fair value of $14,625. The Company also issued warrants to purchase 300,000 shares of the Company’s restricted common stock at an exercise price of $0.28, exercisable for a period of one year from the issuance date, for fair value of 20,430.

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

On September 1, 2010, the Company issued warrants to an individual to purchase 200,000 shares of the Company’s restricted common stock at an exercise price of $0.18, exercisable for a period of two years from the contract date. The warrants were issued pursuant to a consulting agreement dated September 1, 2010, for fair value of $20,426.

On September 8, 2010, the Company issued warrants to an individual to purchase 200,000 shares of the Company’s restricted common stock at an exercise price of $0.18, exercisable for a period of three years from the contract date. The warrants were issued pursuant to a contract to provide services as Chief Financial Officer, for fair value of $23,058.

On September 21, 2010, the Company issued 25,000 of the Company’s restricted common stock to an individual, pursuant to an employment agreement dated September 21, 2010 for fair value of $6,250.

On September 28, 2010, the Company issued warrants, to a Director, to purchase 200,000 shares of the Company’s restricted common stock at an exercise price of $0.25, exercisable for a period of three years from the contract date. The warrants were issued pursuant to the appointment of the Director to the Company’s Board of Directors, for fair value of $32,704.

On October 1, 2010, the Company issued 300,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated October 1, 2010 for fair value of $79,500.

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

14.  Capital Stock (cont’d)

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

On October 7, 2010, the Company issued warrants, to an individual, to purchase 50,000 shares of the Company’s restricted common stock at an exercise price of $0.25, exercisable for a period of two years from the contract date. The warrants were issued pursuant to a consulting agreement dated October 7, 2010, for fair value of $7,754.

On October 7, 2010, the Company issued 50,000 shares of the Company’s restricted common stock, to an individual, pursuant to an employment agreement dated October 7, 2010, for fair value of $13,000. The Company also issued warrants to purchase 200,000 shares of the Company’s restricted common stock at an exercise price of $0.25, exercisable for a period of one year from the contract date, for fair value of $31,015.

On October 8, 2010, the Company issued 100,000 shares of the Company’s restricted common stock, to an individual, as well as warrants to purchase 200,000 shares of the Company’s restricted common stock at an exercise price of $0.27, exercisable for a period of two years from the date of issuance. The shares and warrants were issued pursuant to the appointment of the individual to the Strategic Advisory Board of the Company on October 8, 2010, for fair value of $27,000 and $31,770, respectively.

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

On November 15, 2010, the Company closed a private placement totaling 33,333 units at $0.15 per unit for gross proceeds of $5,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On November 29, 2010, the Company issued 6,000 shares of the Company’s restricted common stock to an individual as a finder’s fee, for fair value of $1,140.

On December 11, 2010, the Company closed a private placement totaling 33,333 units at $0.15 per unit for gross proceeds of $5,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On December 21, 2010, the Company closed a private placement totaling 768,000 units at $0.125 per unit for gross proceeds of $96,000. Each unit consists of one common share and one $0.25 per share purchase warrant exercisable within a three year period from the date of the closing of the private placement.

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

14. Capital Stock (cont’d)

On December 21, 2010, pursuant to the signing of a term sheet proposing equity financing for the Company, the Company issued 201,094 shares of the Company’s restricted common stock to a company, for fair value of $22,120.

On December 23, 2010, the Company issued warrants to purchase 100,000 shares of the Company’s restricted common stock, to a consultant for assisting with a financing transaction, at an exercise price of $0.12, exercisable for a period of two years from the issuance date, for fair value of $7,152.

Common share purchase warrants		Weighted average
	Number of warrants	exercise price

Balance, December 31, 2008	8,570,667	$1.49
Issued during the year	10,211,698	0.47
Exercised during the year	-	-
Forfeitures during the year	(200,000)	2.75
Expired during the year	(2,768,167)	2.78
Balance, December 31, 2009	15,814,198	$0.58
Issued during the year	6,018,237	0.40
Exercised during the year	-	-
Forfeitures during the year	-	-
Expired during the year	(6,614,198)	0.50
Balance, December 31, 2010	15,218,237	$0.55

As at December 31, 2010 the range of exercise prices of the outstanding warrants were as follows:

		Average remaining	Weighted average
Range of	Number of warrants	contractual life	exercise price

$0.12 - $1.00	13,983,237	2.12 years	$0.46
$1.01 - $2.00	1,017,500	1.93 years	$1.26
$2.01 - $5.00	217,500	1.14 years	$2.93
	15,218,237	2.09 years

Warrants were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 115% - 117%, a risk-free interest rate of 0.22% - 1.39%, and a term equivalent to the life of the warrant.

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

14. Capital Stock (cont’d)

Options

		Weighted
	Number of	average exercise
	options	price

Balance, December 31, 2008	1,152,000	$0.68
Issued during the year	300,000	0.10
Exercised during the year	(100,000)	0.115
Expired during the year	(52,000)	2.50
Balance, December 31, 2009	1,300,000	$0.48
Issued during the year	-	-
Exercised during the year	(100,000)	0.10
Expired during the year	(500,000)	0.21
Balance, December 31, 2010	700,000	$0.70

As of December 31, 2010 the range of exercise prices of the outstanding options were as follows:

			Weighted
		Average remaining	average exercise
Range of	Number of options	contractual life	price
$0.20 - $1.00	700,000	1.48 years	$0.70

15. Consolidated Statements of Cash Flows Supplemental Disclosures

For the year ended December 31, 2010 there were no cash payments or receipts for income taxes (2009 - $ nil). Cash payments for interest expense amounted to $ nil (2009 - $ nil).

16. Litigation

a)	China

In December, 2010, shareholders of the Company received a letter from a shareholder which contained two items. The first was a copy of a legal proceeding filed in Langfang District court, China and the second was a letter making certain allegations regarding the Company and its management.

The Langfang District Court proceeding was filed by two shareholders and seeks to invalidate the Company’s sale in 2008 of 50% of Sanhe Sino-Top Resources & Technologies, Ltd. After consulting with Chinese legal counsel, the Company believed that the Langfang proceeding had been filed in an improper jurisdiction and was, in any event, frivolous and wholly without merit. The sale in question was made to a Chinese government-owned entity, after the receipt of approval by the Ministry of Commerce in China. On January 17, 2011, the Company’s counsel advised that the Langfang proceeding will be transferred to the Beijing Second Intermediate Court. A trial date has not been set.

The second item was a letter purporting to be written by a “Minority Shareholder Committee”, which invested in the Company in 2006. The letter claimed that the Minority Shareholder Committee initiated the Langfang proceeding. The letter alleged that the Company and its management had engaged in various improper and illegal activities since 2005. The allegations made in the letter were similar to allegations that had been repeatedly made and published by an individual over the past three years. The Company, on several occasions, through its legal counsel in several countries, had asked that individual to cease and desist. On August 11, 2010 the Company’s Hong Kong counsel sent a final request letter to cease and desist and to comply with certain demands.

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

16. Litigation (cont’d)

Silver Dragon believes that the allegations made are false and unsubstantiated. The Company believes that the continuous pursuance of such allegations and publication of libelous statements with respect to Silver Dragon and its management are malicious and calculated to defame and discredit the Company and its management, as well as to damage their reputation. On February 11, 2011, Silver Dragon filed a Writ of Summons in the High Court of the Hong Kong Special Administrative Region, Court of First Instance claiming damages for libel, damages, interest and an injunction in connection with emails, messages, and letters published or caused to be published.

b)	Mexico Mineral Rights

The Company’s Mexican subsidiary has been subjected to irregularities in Mexico that it is seeking to redress. SDM is obligated to pay for a shortfall in the value of shares given in consideration for a 2006 purchase of mineral rights from a vendor. In the city of Durango, Mexico, on August 18, 2006 the then-legal representative of SDM signed a promissory note on behalf of SDM in the amount $350,000 to that vendor, due March 5, 2008. The actions of the former legal representative were not authorized by SDM, nor did he advise SDM about the promissory note. On April 21, 2008, the vendor filed a lawsuit against SDM for repayment of the note and ordinary interest at an annual rate of 10%, interest on past due and unpaid principal at an interest rate of 5% per month as well as for legal expenses. The legal proceedings were heard and decided on an ex parte basis, without notice to SDM, nor allowing proper defense and representation. Indeed, the former legal representative accepted notification of the lawsuit on behalf of SDM, but SDM was never advised. Since SDM did not respond to the lawsuit, it was declared in default and lost its opportunity to offer evidence in its favor. Several times subsequently, the former legal representative accepted service on behalf of SDM but did not inform SDM of the situation, and ultimately on June 25, 2009 by public auction, the ten mining concessions, originally purchased from the vendor, were granted to the vendor as payment of the principal and interest due on the note. Subsequently, in 2010, additional assets of SDM, including five additional mining concessions that were not acquired from the vendor, were also seized. In summary, the legal proceedings were heard and decided on an ex parte basis, without notice to the Company, nor allowing proper defense and representation of Silver Dragon Mexico.

In December 2010, the Company became aware of this situation, and is now taking steps through the courts in Mexico to redress the situation. It has commenced a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities in the foreclosure proceedings, for the purposes of re-opening the case. On January 17, 2011, Silver Dragon Mexico provided certain evidence in connection with the claims to the court, which is currently reviewing the documentation. Although the Company expects that it may eventually be successful with the Constitutional Rights Claim, it has written off the book value of the concessions of $3,061,309 (see note 3 and 8).

c)	Mexico Accounts Payable

In late November 2010, Silver Dragon and SDM approached certain suppliers in order to arrange payment of the Company’s accounts payables. Agreements were reached in most cases. One of SDM’ creditors did not respond to the request, however, an individual purporting to represent that creditor subsequently emailed the Company in December 2010 requesting payment for an amount that was more than triple the amount of the debt and asserted that it was pursuant to a promissory note signed by SDM and a court decision related to the promissory note in Mexico. On January 17, 2011 the Company received a copy of the promissory note. It was dated April 24, 2008 and was for a principal amount of $166,623 and carried interest at a rate of 5% per month. It was signed by the same former legal representative of SDM, who was acting under a power of attorney at that time. His actions were not authorized by SDM, and he did not advise SDM about the promissory note, nor the subsequent court actions. He also accepted court service several times on behalf of SDM to enforce payment of the note, but similarly did not advise SDM of this.

Silver Dragon is in the process of investigating this matter and has determined that in April 2010 the creditor had obtained a judgment from a court in Chihuahua, Mexico, in its favour, for payments under the promissory note that the creditor asserts aggregates $408,226 with interest, as well as a further 10% for its legal fees. The Company is endeavoring to settle the matter directly with the creditor (see note 3).

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

17. Income Taxes

The Company's income tax provision has been calculated as follows:

	2010	2009
		(restated)

Loss before income taxes	$(4,318,318)	$(4,869,372)
Deferred: Expected income tax recovery at the combined average statutory rates of 32.58% (2009 – 33.39%)	(1,406,832)	(1,625,711)
Losses not available to carryforward	61,396	29,875
Change in valuation allowance	1,345,437	1,595,836

Provision for income taxes	$-	$-

The following summarizes the principal temporary differences and related future tax
	2010	2009

Losses carried forward	$9,548,613	$8,031,484
Valuation allowance	(9,548,613)	(8,031,484)

Deferred income tax asset	$-	$-

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

The Company's tax returns have not yet been filed and when they are filed will be subject to audit and potential penalties reassessment by taxation authorities. The outcome of audits cannot be reasonably determined and the potential impact on the financial statements is not determinable.

18. Commitments and Contingencies

a) On April 1, 2007, the Company entered into a five year lease agreement for office space with an option to renew for an additional five years. The future minimum commitment under the lease obligations for office premises are as follows:

2011	$56,767
2012	14,192
$70,959

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

b) Under an agreement with HIC, the Company has committed to provide capital contributions to cover expenses proportionate to its equity interest in Sino-Top.

c) For other contingencies, please refer to Litigation, note 16.

19. Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments.

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

a)	Fair Value

The carrying amount of cash and cash equivalents, accounts payable, accrued liabilities, promissory notes payable, convertible notes payable and related party payables approximates fair value due to the short term nature of these items.

b)	Financial Risk

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest risk or currency risk and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

c)	Concentration of Credit Risk

The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains its cash and cash equivalents with major financial institutions so considers the risk as minimal.

d) Currency Risk

While the reporting currency is the U.S. Dollar, 11% of consolidated expenses for the year ended December 31, 2010 are denominated in the Mexican Peso. As at December 31, 2010, 0% of the assets and 45% of the liabilities are originally denominated in Mexican Pesos. The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between the U.S. Dollar and the Mexican Peso.

The Company has not entered into any hedging transactions in an effort to reduce the exposure to currency risk.

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

20.  Segmented Information

As at December 31, 2010	Canada	Mexico		Total

Mineral rights	$-	$-		$-
Equity investment	$4,832,922	$-		$4,832,922
Total assets	$5,443,743	$-		$5,443,743

Year ended December 31, 2010	Canada	Mexico		Total

Revenues	$-	$-		$-
Depreciation	$54,008	$38,679		$92,687
Loss before income tax	$(1,982,929)	$(2,335,389)		$(4,318,318)

As at December 31, 2009	Canada	Mexico		Total
(restated)

Mineral rights	$-	$2,488,995	$	$ 2,488,995
Equity investment	$4,804,963	$-	$	$ 4,804,963
Total assets	$5,655,688	$2,488,995	$	$ 8,144,683

Year ended December 31, 2009	Canada	Mexico		Total
(restated)

Revenues	$-	$-		$-
Depreciation	$53,358	$45,890		$99,248
Loss before income tax	$(3,786,885)	$(1,082,487)		$(4,869,372)

The Canadian operation has an equity investment in a Chinese company, Sino-Top, whose assets mainly consist of six exploration properties in China.

21.	Supplemental Disclosure

In the Consolidated Statements of Operations and Comprehensive Loss, for the period from June 15, 1996 to December 31, 2010, non-recurring items consist of the following:

			For the period from June 15,
	December 31,	December 31,	1996 (date of inception) to
Non-recurring items	2010	2009	December 31, 2010

Development (non-mining)	$-	$-	$(60,000)
Settlement with Cyper Entertainment, Inc.	-	-	(80,000)
Loss on disposal of asset	-	-	(15,371)
Loss on investment	-	-	(158,939)
Loss on sale of marketable securities	-	-	(389,365)
	$-	$-	$(703,675)

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

22.  Subsequent Events

The following occurred subsequent to December 31, 2010 and before March 21, 2011, the date the financial statements were prepared:

Between January 3 and February 15, 2011 an investor elected to convert two outstanding notes payable totaling $120,000 plus accrued interest of $3,000 and $1,800 respectively. The Company issued a total of 1,991,285 shares in lieu of a cash payment.

On January 18, 2011, the Company issued 50,000 shares of restricted common stock to a company, pursuant to the signing of a term sheet proposing $2.5 million of convertible debt financing for the Company, for fair value of $5,000.

On January 25, 2011, the Company issued 1,410,000 common share purchase warrants to directors and consultants at an exercise price of $0.11 exercisable for a period of 3 years from the date of issuance.

On January 27, 2011, the Superior Court of the State of California for the County of Los Angeles entered an Order Approving Stipulation for Settlement of in the matter entitled Socius CG II, Ltd. v. Silver Dragon Resources Inc. The order provides for settlement of Socius GC II, Ltd.’s $405,981 claim against the Company. Socius purchased the claims from seven creditors of Silver Dragon. On January 28, 2011, the Company issued 9,000,000 shares of common stock to Socius. On March 2, 2011, Socius agreed to return for cancellation 3,116,104 shares. For further information please see the Company Form 8-Ks filed January 28 and March 3, 2011.

On January 31, 2011, the Company issued 15,000 shares of the Company’s restricted common stock to an individual for investor relation services provided, for fair value of $1,500.

On February 23, 2011, the Company issued 100,000 shares of the Company’s restricted common stock to an individual pursuant to an addendum to an agreement signed October 7, 2010, for fair value of $12,400.

On February 15, 2011, The Company entered into a Note and Warrant Purchase Agreement with Tonaquint, Inc. (“the Investor”), whereby the Company issued and sold, and the Investor purchased: (i) a Secured Convertible Promissory Note of the Company in the principal amount of $2,766,500 and (ii) a Warrant to purchase 8.6 million shares of common stock of the Company at an exercise price of US$0.50 per share at any time within three years after February 15, 2011. In connection with the transaction, the Company also issued to the Investor 50,000 shares of the Company’s restricted common stock. For further information please see the Company’s Form 8-K filed February 18, 2011.

23.  Comparative Figures

Certain items have been reclassified to conform to the presentation adopted in 2010.

