Form 10-Q
period 2011-03-31
Silver Dragon Resources Inc.
filed 2011-05-05
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ; Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 4, 2011 there were 106,893,198 shares of common stock outstanding, par value $0.0001.

As of May 4, 2011, the aggregate market value of the issuer’s common stock held by non-affiliates of the issuer was $17,102,912 based on upon the closing sale price of the common stock as reported by the OTCBB on that date.

SILVER DRAGON RESOURCES INC.

INDEX TO FORM 10-Q

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 and 2010

(EXPRESSED IN UNITED STATES FUNDS)

Part I	FINANCIAL INFORMATION
Item 1	Financial Statements	1
	Consolidated Balance Sheets (Unaudited)
	Consolidated Statement of Operations and Comprehensive Loss (Unaudited)
	Consolidated Statements of Cash Flows (Unaudited)
	Notes to the Consolidated Financial Statements (Unaudited)
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4	Controls and Procedures	18
Part II	OTHER INFORMATION
Item 1	Legal proceedings	19
Item 1A	Risk Factors	20
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3	Defaults upon Senior Securities	22
Item 5	Other information	22
Item 6	Exhibits	23

Part I FINANCIAL INFORMATION
Item 1 Financial Statements

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$78,550	$96,563
Notes receivable (note 8)	1,400,000	–
Prepaid expenses	194,562	203,258
Total current assets	1,673,112	299,821

Notes receivable (note 8)	600,000	–
Deferred expenses	202,750	220,125
Plant and equipment, net (note 4)	74,856	90,875
Equity investment (note 5)	4,780,661	4,832,922
	$7,331,379	$5,443,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$715,815	$1,127,839
Accrued liabilities	364,460	309,466
Promissory note payable (note 6)	166,623	166,623
Convertible notes payable (note 7)	121,453	170,000
Related party payables (note 9)	92,570	260,256
	1,460,921	2,034,184
Non-current liabilities
Convertible note payable (note 7)	1,964,116	–

Capital stock (note 10)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.0001 par value, 150,000,000 shares authorized, 106,768,198 shares issued and outstanding (2010 – 98,728,017 issued and outstanding)	10,677	9,873
Additional paid-in capital (note 10)	40,896,253	39,641,412
Treasury (550,000 shares)	(209,000)	(209,000)
Deficit accumulated during the exploration stage	(36,788,777)	(36,054,080)
Accumulated comprehensive (loss) income	(2,811)	21,354
Stockholders’ equity	3,906,342	3,409,559

Total liabilities and stockholders’ equity	$7,331,379	$5,443,743

Commitments and contingencies (note 11)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the three-month periods ended March 31, 2011 and 2010, and
Cumulative for the period from June 15, 1996 [date of inception] to March 31, 2011
(Unaudited)

			For the period from
	March 31	March 31	June 15, 1996 (date
	2011	2010	of inception) to
			March 31, 2011

Operating expenses
Exploration	$–	$125,948	$7,174,048
General and administrative	588,601	561,564	26,275,393
Write-off of Mexican assets	–	–	3,242,039
Total operating expenses	588,601	687,512	36,691,480

Loss from operations	(588,601)	(687,512)	(36,691,480)

Other (expenses) income
Interest expense	(93,835)	–	(567,605)
Loss on embedded derivative	–	(63,000)	–
Net loss on equity investment	(52,261)	(48,689)	(622,293)
Forgiveness of debt	–	–	38,871
Gain on sale of interest in subsidiary	–	–	1,816,733
Non-recurring items	–	–	(713,269)
Total other expenses	(146,096)	(111,689)	(47,563)
Loss before income taxes	(734,697)	(799,201)	(36,739,043)
Provision for income taxes	–	–	–

Net loss from continuing operations, after tax	(734,697)	(799,201)	(36,739,043)
Minority interest	–	–	253,021
Loss from discontinued operations (net of tax)	–	–	(302,755)

Net loss	(734,697)	(799,201)	(36,788,777)
Other comprehensive loss
Foreign exchange loss	(24,165)	(23,439)	(2,811)

Comprehensive loss	$(758,862)	$(822,640)	$(36,791,588)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	100,130,353	87,196,264

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the three month periods ended March 31, 2011 and 2010, and
Cumulative for the period from June 15, 1996 [date of inception] to March 31, 2011
(Unaudited)

			For the period
			from June 15,
			1996 (date of
			inception)
			through
	March 31,	March 31,	March 31,
	2011	2010	2011

Cash flows from operating activities

Net loss from continuing operations	$(734,697)	$(799,201)	$(36,851,887)
Net loss from discontinued operations	-	-	302,755

Net loss	(734,697)	(799,201)	(36,549,132)
Adjustments for:
Depreciation	16,019	22,144	540,859
Interest on convertibles notes payable	4,800	-	4,800
Net loss from equity investment	52,261	48,689	719,991
Loss on recognition of embedded derivative	-	63,000	-
Shares issued for services	19,300	183,400	8,492,421
Warrants and options issued for services	129,085	59,735	3,737,297
Amortization of beneficial conversion feature	29,516	-	129,357
Write-down of mineral rights	-	-	3,411,309
Write-down of assets	-	-	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Deferred expenses	26,071	106,512	184,777
Accounts payable	22,649	39,004	2,352,988
Accrued liabilities	54,994	(24,821)	333,625
Other			665,601

Net cash used in operating activities	$(380,002)	$(301,538)	$(17,303,748)

Cash flows from investing activities
Investments in mineral rights	$-	$-	$(1,920,441)
Additional contribution to Sino-Top	-	-	(3,446,189)
Acquisition of plant and equipment	-	-	(981,486)
Other	-	-	4,364,090
Net cash used in investing activities	-	-	(1,984,026)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	335,000	17,897,492
Share issuance costs	-	(15,750)	(197,936)
Related party loans payable	-	-	1,192,922
Repayments of related party payables	(167,686)	-	(630,243)
Minority interest	-	-	253,021
Promissory note payable	-	-	516,623
Write-down of promissory note payable	-	-	(350,000)
Payment of convertible notes payable	-	-	3,581
Proceeds from issuance of convertible notes payable (note 7)	2,620,000	-	2,768,493
Notes receivable (note 8)	(2,000,000)	-	(2,000,000)
Deferred charges	(66,160)	-	(66,160)
Other	-	-	(63,190)
Net cash provided by financing activities	386,154	319,250	19,324,603

Effect of exchange rate on cash	(24,165)	(34,631)	41,721
Change in cash and cash equivalents	(18,013)	(16,919)	78,550
Cash and cash equivalents - beginning of period	96,563	137,448	-
Cash and cash equivalents - end of period	$78,550	$120,529	$78,550

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)

1. Nature of Business and Basis of Presentation

Silver Dragon Resources Inc. was incorporated on May 9, 1996 in the State of Delaware and its executive office is in Toronto, Canada. It carries out operations through a subsidiary and affiliate in Mexico and China, respectively. Silver Dragon Resources Inc. and its subsidiary and affiliate (collectively referred to as “Silver Dragon” or the “Company”) are in the exploration stage as defined by Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 915 “Accounting and Reporting For Development Stage Entities.”

The Company’s strategy is to acquire and develop a portfolio of silver properties in proven silver districts globally. To date, the Company has generated no sales and has devoted its efforts primarily to financing, by issuing common shares, and to exploring its properties.

The accompanying consolidated financial statements of the Company have been prepared following generally accepted accounting principles in the United States (“US GAAP”), which are expressed in United States funds, and pursuant to the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended December 31, 2010 filed in the Company’s Annual Report on Form 10-K.

2. Going Concern and Exploration Stage Activities

These consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.

At March 31, 2011, the Company had working capital of $212,191 (December 31, 2010 – ($1,734,363)), had not yet achieved profitable operations, incurred a net loss of $734,697 for the three months ended March 31, 2011 (2010 – $799,201), has accumulated losses of $36,788,777 since its inception, and expects to incur further losses in the development of its business. These factors cast doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations. Management believes that the Company will be able to obtain additional funds by equity financing; however, there is no assurance of additional funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. These consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company were unable to continue as a going concern.

3. Financial Instruments

The carrying value of cash and cash equivalents, notes receivable, accounts payable, accrued liabilities, promissory note payable, current portion of convertible notes payable and related party payables approximated their fair value as of March 31, 2011 and December 31, 2010 due to their short-term nature. Management believes that the carrying value of the non-current portion of convertible notes payable and notes receivable approximates their fair value.

Cash and cash equivalents consist of demand deposits at a bank.

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from the financial instruments. While the reporting currency is the US Dollar (“USD”), 4% of consolidated expenses for the three-month period ended March 31, 2011 are denominated in the Mexican Peso (“MXN”). As at March 31, 2011, 0% of the assets and 65% of the liabilities are denominated in MXN. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)

4. Plant and Equipment, net

		Accumulated	March 31,	December
			2011	31, 2010
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$29,269	$11,290	$12,205
Office equipment	45,720	25,190	20,530	21,610
Leasehold improvements	195,667	152,631	43,036	57,060
	$281,946	$207,090	$74,856	$90,875

5. Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China

The Exploration Unit of North China Nonferrous Geological Exploration Bureau, also known as Huaguan Industrial Corp. (“HIC”), and the Company hold equity interests of 60% and 40%, respectively, in Sino-Top, whose assets mainly consist of six exploration properties. Erbahuo, the seventh exploration property controlled by Sino-Top, is 70% beneficially owned by the Company and 30% by HIC.

		March 31, 2011
Carrying value of investment at December 31, 2010		$4,832,922
40% share of net loss for the three-month period ended March 31, 2011		(52,261)
Carrying value of investment at March 31, 2011		$4,780,661

Share of loss for the three-month period:
	2011	2010
Exploration expenses	$(30,963)	$(5,300)
General and administrative expenses	(21,298)	(43,389)
Share of loss for the three-month period (at 40%)	$(52,261)	$(48,689)

6. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 with a carried interest rate of 5% per month, unsecured, and no maturity date. During the three-month period ended March 31, 2011 the Company incurred interest of $24,993.

7. Convertible Notes Payable

	Current	Non-current
Balance, December 31, 2010	$170,000	$-
Issued during the three-month period	120,000	2,766,500
Deferred charges	(48,547)	(802,384)
Converted during the three-month period	(120,000)	-
Balance, March 31, 2011	$121,453	$1,964,116

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)

7. Convertible Notes Payable, continued

On January 11, 2011, the Company issued a convertible note with a principal amount of $65,000. On March 1, the Company issued a convertible note with a principal amount of $55,000. The notes bear interest of 8% per annum, are unsecured, and are due on October 13 and December 2, 2011, respectively. The notes are convertible into common stock, at the lender’s option, at a discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion. The lender has agreed to restrict its ability to convert the notes and receive shares of common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

On February 15, 2011, the Company closed a convertible financing of $2.5 million bearing interest of 5.5% per annum over a four-year period with Tonaquint Inc. The total amount to be funded (in cash and notes) at closing was $2,500,000, with payment consisting of $500,000 in cash paid at closing and $2,000,000 to be paid in a series of ten notes (note 8), each in the principal amount of $200,000, with each due on or before the earlier of (i) 49 months from February 15, 2011, or (ii) subject to certain conditions, a series of dates beginning on September 15, 2011 and following on the 15th of each month thereafter. The Company has the right to offset the payment of any unpaid note receivable subject to certain conditions and obligations. In exchange for the note receivable issued by Tonaquint, the Company issued a convertible note payable to Tonaquint with a face amount of $2,766,000 due February 15, 2015, which represents the $2,500,000 paid or to be paid to the Company by Tonanquint and other fees and expenses. Tonaquint also received a warrant to purchase 8.6 million common shares at an exercise price of $0.50 per share at any time within three years after the date of issuance.

The proceeds of the financing were allocated between the convertible note payable ($1,938,233), the related warrants ($242,090), the related expenses ($343,391), and the beneficial conversion feature ($242,786) based upon their respective fair values in accordance with ASC 470. The difference between the face value of the convertible note payable and the allocated value is being charged to interest expense over the term of the convertible note payable. The fair value of the beneficial conversion feature will be allocated over the term from commitment date to the maturity date of the convertible note payable. Contingent beneficial conversion features will be recognized when the outstanding conditions have been met and will amortized from the date of recognition to the maturity date of the convertible note payable. The fair value of the warrants and the related expenses will be allocated over the term from the commitment date to the maturity date of the convertible note payable.

8. Notes Receivable

Notes receivable consists of ten notes issued by Tonaquint (note 7), each in the principal amount of $200,000 and bearing interest of 5% per annum, with payment to the Company for each due on or before the earlier of (i) 49 months from February 15, 2011, or (ii) subject to certain conditions, a series of dates beginning on September 15, 2011 and following on the 15th of each month thereafter. Each payment would consist of the balance owing on the corresponding note receivable being paid. Three of the notes receivable are secured by real estate property owned by Tonaquint and the remainder are unsecured.

9. Related Party Transactions and Balances

	March 31, 2011	December 31, 2010
Unpaid remuneration	$92,570	$213,040
Advances	-	47,216
	$92,570	$260,256

During the three-month period ended March 31, 2011, the Company incurred $81,000 (March 2010 - $81,000) in management fees paid to a company controlled by a director for services rendered other than in his capacity as director.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)

10. Capital Stock

Stock Issuances				Deficit
	Common Stock			Accumulated
	Number		Additional	During the		Accumulated	Total
	of		Paid-in	Exploration		Comprehensive	Stockholders’
	Shares	Amount	Capital	Stage	Treasury	(Loss) Income	Equity
Balance, December 31, 2010	98,728,017	$9,873	$39,641,412	$(36,054,080)	$(209,000)	$21,354	$3,409,559
Shares issued for cash	-	-	-	-	-	-	-
Shares issued for services	165,000	17	19,283	-	-	-	19,300
Shares issued on conversion of notes	1,991,285	199	124,601				124,800
Shares issued for settlement of debt	5,883,896	588	434,085				434,673
Warrants issued for cash	-	-	-	-	-	-	-
Warrants issued for services	-	-	363,610	-	-	-	363,610
Beneficial conversion feature			313,262				313,262
Shares issuance costs	-	-	-	-	-	-	-
Other comprehensive income (loss)	-	-	-	-	-	(24,165)	(24,165)
Net loss, three-month period ended March 31, 2011	-	-	-	(734,697)	-	-	(734,697)
Balance, March 31, 2011	106,768,198	$10,677	$40,896,253	$(36,788,777)	$(209,000)	$(2,811)	$3,906,342

Between January 3 and February 15, 2011 an investor elected to convert two outstanding notes payable totaling $120,000 plus accrued interest of $3,000 and $1,800 respectively. The Company issued a total of 1,991,285 shares in lieu of a cash payment (note 7).

On January 18, 2011, the Company issued 50,000 shares of restricted common stock to a company, pursuant to the signing of a term sheet proposing $2.5 million of convertible debt financing for the Company, for fair value of $5,400 (note 7).

On January 25, 2011, the Company issued 1,410,000 common share purchase warrants to directors and consultants at an exercise price of $0.11 exercisable for a period of three years from the date of issuance.

As an element of the Company’s ongoing financing program on January 27, 2011, the Superior Court of the State of California for the County of Los Angeles entered an Order Approving Stipulation for Settlement of in the matter entitled Socius CG II, Ltd. v. Silver Dragon Resources Inc. The order provided for settlement of Socius GC II, Ltd.’s (“Socius”) $405,981 claim against the Company. Socius purchased the claims from seven creditors of Silver Dragon. On January 28, 2011, the Company issued 9,000,000 shares of common stock to Socius and Socius subsequently returned 3,116,104 shares for cancellation.

On January 31, 2011, the Company issued 15,000 shares of restricted common stock to an individual for investor relation services provided, for fair value of $1,500.

On February 23, 2011, the Company issued 100,000 shares of restricted common stock to an individual pursuant to an addendum to an agreement signed October 7, 2010, for fair value of $12,400.

On February 15, 2011 the Company issued 8.6 million share purchase warrants to an investor, as part of a financing arrangement (note 7) at an exercise price of $0.50 for a period of three years from the date of issuance.

On February 17, 2011, the Company issued 250,000 share purchase warrants to a company at an exercise price of $0.07 exercisable for a period of one year from the date of issuance.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)

10. Capital Stock, continued

Warrants

As at March 31, 2011, 24,024,666 warrants were outstanding, having an exercise price between $0.07 and $5.00 per share with an average remaining contractual life of 2.38 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2010	15,218,237	$0.55
Issued during the three-month period	10,260,000	0.44
Expired during the three-month period	(1,453,571)	(0.48)
Balance, March 31, 2011	24,024,666	$0.50

As at March 31, 2011, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.07 - $1.00	22,789,666	2.43 years	$0.45
$1.01 - $2.00	1,017,500	1.68 years	$1.26
$2.01 - $5.00	217,500	0.90 years	$2.93

Options

As at March 31, 2011, 700,000 options were outstanding, having an exercise price between $0.10 and $0.95 per share with an average remaining contractual life of 1.23 years.

		Weighted
	Number of	average exercise
	options	price
Balance, December 31, 2010	700,000	$0.70
Balance, March 31, 2011	700,000	$0.70

As at March 31, 2011, the range of exercise prices of the outstanding options were as follows:

			Weighted
		Average remaining	average exercise
Range of exercise prices	Number of options	contractual life	price
$0.10 - $1.00	700,000	1.23 years	$0.70

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)

11. Commitments and Contingencies

a) On April 1, 2007, the Company entered into a five year lease agreement for office space with an option to renew for an additional five years. The future minimum commitment under the lease obligations for office premises are as follows:

2011	$54,869
2012	13,717
$68,586

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

b) Under an agreement with HIC, the Company has committed to provide capital contributions to cover expenses proportionate to its equity interest in Sino-Top.

c) In December, 2010, shareholders of the Company received a letter from a shareholder which contained two items. The first was a copy of a legal proceeding filed in China and the second was a letter making certain allegations regarding the Company and its management. The legal proceeding was filed by two shareholders and sought to invalidate the Company’s sale in 2008 of 50% of Sanhe Sino-Top Resources & Technologies, Ltd. The Company believes that the legal proceeding was frivolous and wholly without merit. The sale in question was made to a Chinese government-owned entity, after the receipt of approval by the Ministry of Commerce in China. The second item was a letter written by a purported “Minority Shareholder Committee,” claiming that it had initiated the proceeding. The letter alleged that the Company and its management had engaged in various improper and illegal activities since 2005. The allegations made in the letter were similar to allegations that had been repeatedly made and published by an individual over the past three years. The Company, on several occasions, through its legal counsel in several countries, had asked that individual to cease and desist. The Company filed a Writ of Summons in the High Court of the Hong Kong Special Administrative Region, Court of First Instance claiming damages for libel, an injunction and other relief. On May 4, 2011, judgment was given in favor of the Company for damages for libel, malicious falsehood, interest and costs, with amounts to be assessed by the court.

d) The Company’s Mexican subsidiary has been subjected to irregularities that it is seeking to redress. Legal proceedings were heard and decided on an ex parte basis, without notice to the Company that resulted in its Mexican subsidiary losing title to its mineral assets. In December 2010, the Company became aware of this situation, and is now taking steps through the courts in Mexico to redress the situation. It has commenced a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities. The court proceedings are continuing in Mexico, with the next hearing scheduled for May 24, 2011.

12. Subsequent Events

On April 20, 2011, the Company issued 125,000 shares of restricted common stock to a law firm for legal services provided in connection with the convertible financing agreement closed on April 21, 2011, for fair value of $20,000.

On April 21, 2011 the Company closed a convertible financing agreement for $3 million over a three-year period with JMJ Financial, a privately-held US investment firm. The total planned funding amount is $3,000,000, with payment consisting of $1,000,000 cash consideration through a convertible promissory note and four $500,000 promissory notes, secured and collateralized by JMJ Financial.

The initial note provides a $1 million consideration in the form of cash payments to be made to Silver Dragon according to a funding schedule expiring 180 days after an effective registration statement covering the resale of the shares of common stock issuable upon conversion of the note, assuming certain share volume and prices are met. $250,000 was paid to the Company on April 21, 2011. The subsequent notes each provide $500,000 consideration, totaling $2,000,000, which are secured and collateralized by JMJ Financial, over the remainder of the three-year period. The total face amount of the convertible notes issued to JMJ Financial is $3,150,000, which represents $3,000,000 to be paid to the Company and includes other fees and expenses to be paid to JMJ Financial.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
March 31, 2011 and 2010
(Unaudited)

13. Segmented Information

As at March 31, 2011	Canada	Mexico	Total

Equity investment	$4,780,661	$-	$4,780,661
Current liabilities	$536,372	$924,549	$1,460,921
Total assets	$7,331,379	$-	$7,331,379

Three-month period ended March 31, 2011	Canada	Mexico	Total

Revenues	$-	$-	$-
Depreciation	$16,019	$-	$16,019
Loss before income tax	$(706,295)	$(28,402)	$(734,697)

As at December 31, 2010	Canada	Mexico	Total

Equity investment	$4,832,922	$-	$4,832,922
Current liabilities	$1,106,504	$927,680	$2,034,184
Total assets	$5,443,743	$-	$5,443,743

Three-month period ended March 31, 2010	Canada	Mexico	Total

Revenues	$-	$-	$-
Depreciation	$12,442	$9,702	$22,144
Loss before income tax	$(736,647)	$(62,554)	$(799,201)

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

CHINA

The properties in China, in which we have an interest, continue to be drilled and tunneled. Geologic mapping, trenching, tunneling and drilling work are underway for three of the properties known as Dadi, Laopandao, and Aobaotugounao. An NI 43-101 report on Laopandao property will be completed by the third quarter of this year and the NI43-101 report on Dadi will also be updated by the third quarter.

On February 1, 2011 we reported an initial geological report from recently completed exploration work at the Company's Laopandao Silver-Tin-Copper-Lead Polymetallic project in Inner Mongolia, Northern China. Since 2006, an advanced drilling program has been carried out on the project, focusing on three mineralization zones and it is these three zones which were the focus of the report. Highlights from the report are as follows:

  Mineralization zone I is featured by a silver-copper-tin enrichment and is approximately 540m long, 100m wide with a dip extension of over 300m, containing 8 mineralized bodies with average grades Ag 231.7 g/t, Cu 0.48%, and Sn 0.335%.

  Mineralization zone II is also featured by a silver-copper-tin enrichment and is approximately 200m long and 80m wide, containing 16 mineralized bodies with the highest average grade of individual mineralized body at Ag 274.46 g/t, Cu 1.26% (II-3 mineralized body), and Sn 0.185% (II-1a mineralized body) .

  Mineralization zone III is characterized by tin mineralization, approximately 300m long and 200m wide and occurs within a granite porphyry intrusion. A total of 21 mineralized bodies were identified with the highest Tin ore grade at 34.08% and average Tin grade of 0.413%.

  All mineralized bodies have been defined by drill holes and/or underground drifts, the samples were analyzed with internal and external verification.

  The initial resource estimate of the three mineralization zones are based on Chinese National Non-ferrous Metal Resource Estimation Standards. Estimates show 4,616,370 t (metric tonnes) of ore with 318.2 t (10.2 million oz.) silver, 10,239 t copper, and 15,184.5 t tin.

  We will continue advanced exploration of Laopandao in 2011, conduct metallurgical testing on the 2010 exploration results and commission an initial NI 43-101 technical report based on CIM standards.

On February 23, 2011, we announced the completion of a geological report on the results from the 2010 drilling program at our Dadi Silver-Lead-Zinc Polymetallic project in Inner Mongolia, Northern China.

Highlights were as follows (for additional details, please refer to our press release of February 23, 2010, available at www.silverdragonresources.com/Investor_Center/News_Releases/2011/02-23-2011.asp:

  Extensive exploration work has been carried out during the 2010 season with the major focus on mineralization zones I and II. These zones show the most significant mineralization so far. Although mineralization zones (III, IV, and V) also show significant potential, they were not the focus of the 2010 season.

  Additional resource estimation based on the Chinese National Non-ferrous Metal Resource Estimation Standards indicates that mineralization zones I and II contain 3,375,000t ore with 358.4 metric tonnes (11.5 million ounces) silver; 42,621 metric tonnes (93.9 million pounds) lead, and 60,240 metric tonnes (132.8 million pounds) zinc. These estimates are in addition to previous estimates disclosed in our NI 43-101 released in Q1 2010.

  An associated element, cadmium, was found in the polymetallic ores. The cadmium resource could be of significant industrial and economic value.

Further details are set out below.

1. Exploration work in 2010

In December 2009, Southampton Associates Inc. (Consulting Engineers and Geoscientists) prepared an initial NI 43-101 report on the Dadi Polymetallic Project. Based on the recommendations of the NI43-101 report on further exploration, a new round of exploration on the Dadi Property was completed successfully in 2010. In total, 7,938m drilling (18 holes), 1,910.7m tunneling, and 226m3 surface trenching were completed. The amount of assaying samples analyzed total 1,216. In addition, geophysical detection on main mineralization zones and sampling work for metallurgical testing was also carried out.

2. General geology and Ag-Pb-Zn mineralization type

The Dadi Property is located at the south end of Xingan Mountain Poly-metallic Metallogenic Belt and within a Jurassic volcanic faulted basin. The exposed rocks in the property are mainly Upper Jurassic volcanic series, consisting of rhyolitic and dacitic lava, welded tuff, tuff, and sandy conglomerate. Polymetallic mineralization zones are mainly controlled by the northwest trending fault system. Mineralization is volcanic hydrothermal fluid fracture filling type. The multiple mineralized bodies with vein and veinlet forms occur within the mineralization zones.

3. Ag-Pb-Zn mineralization zones and mineralized bodies

At Dadi, five mineralization zones are identified and controlled by surface trenches, drill holes, and underground tunneling. From north to south of the Property, they are mineralization zone II, mineralization zone I, mineralization zone III, and mineralization zone IV. Mineralization zone V is a blind one (being not exposed on the surface) and is located between mineralization zone I and zone II. Most exploration work, including surface trenching, drilling and underground tunneling, was focused on mineralization zone I and zone II.

(1) Mineralization zone I

Mineralization zone I, located in the central part of the Property, is about 1,000m long, and its width ranges from 5m to 60m. Laterally, the distribution pattern of the mineralization zone on the surface is like an “S” shape. The occurrence of mineralization zone I is of 310°~340° strike and dips to northwest. The southeast end of mineralization zone I is covered by Quaternary sediments.

The country rocks consist of Upper Jurassic Baiyingaolao Formation volcanic series. Within the mineralization zone, strong alteration is characterized by silicification, chloritization, carbonatization, limonitization, as well as epidotization, sericitization, and fluoritization.

4. Quality control of sampling, assaying and data verification

For drilling core, the sampling method consists of dividing the core along the middle line into two parts; one part for assaying and the other for storage. The sample lengths are from 1 m to 1.5m and the minimum sample length is 0.4m. Closing samples are taken from each mineralized body at the hanging wall and footwall to ensure that the mineralized body is closed by sampling.

Within underground drifts, the sampling method is channel sampling which is cut to 10cm wide and 3cm deep on the drift wall. The sample length is from 0.4m to 1.5m. Samples are collected close to the mineralized body at the hanging wall and footwall.

Collected samples are analyzed in the Yanjiao Central Laboratory of North China Nonferrous Geological Survey Bureau. From 2006 to 2009, 3,435 samples were analyzed, among which 126 samples were subject to internal assay verification and 61 samples were subject to external assay verification. In 2010, 1,000 samples were analyzed, among which 85 samples were subject to internal assay verification at the Central Laboratory and 53 samples were sent to ALS Laboratory Group, Mineral Division – ALS Chemex in Guangzhou (www.alschemex.com) for external assay verification.

The results of both the internal and external verifications show that the original assay results are of high quality and accuracy.

5. Initial resource estimation

Based on available data, the initial resource estimation of silver, lead and zinc has been carried out according to Chinese National Non-ferrous Metal Resource Estimation Standards.

The results of resource estimation as follows:

  Mineralization zone I (332+333+334): 1,755,000t ore, containing 207 tonnes of silver, 30,636 tonnes of lead, and 24,517 tonnes of zinc;

  Mineralization zone II (332+333+334): 5,745,000t ore, containing 719.4 tonnes of silver, 72,054 tonnes of lead, and 114,224 tonnes of zinc;

  Other mineralization zones (334): 4,770,000t ore, containing 94.7 tonnes of silver, 14,334 tonnes of lead, and 60.607 tonnes of zinc.

  Total resources for all five mineralization zones (332+333+334) are 12,270,000 tonnes of ore, containing 1021.4 tonnes (32.7 million oz.) of silver, 117,023 tonnes of lead and 199,348 tonnes of zinc. These numbers include previously disclosed resources from exploration prior to 2010 defined in the Company’s NI 43-101 released in Q1 2010.

  Additional resource estimation based on the Chinese National Non-ferrous Metal Resource Estimation Standards indicates that mineralization zones I and II contain 3,375,000 tonnes ore with 358.4 tonnes (11.5 million ounces) of silver; 42,621 metric tonnes (93.9 million pounds) of lead, and 60,240 metric tonnes (132.8 million pounds) of zinc. These estimates are based on exploration and analysis conducted after the Company’s NI 43-101 released in Q1 2010.

In addition, 10 combined ore samples were collected from mineralized body (i) and mineralized body (ii) to analyze the contents of associated useful metal elements, including Au, Ge, Ga, In, Cd, Co, and Ni. The results of chemical analyses indicate that the average Cd (Cadmium) content reaches 0.06% in mineralized body (i) and 0.08% in mineralized body (ii) respectively (industrial grades of Cd are from 0.01% to 0.09%) . Based on this data, an initial estimation of Cd resources reaches 5,649t in mineralized body (i) and mineralized body (ii). This indicates a further economic potential in addition to silver, lead and zinc.

6. Further exploration and development plan

  Further exploration will focus on mineralization zones I and II in order to increase the amounts of mineable polymetallic resources by tunneling and underground drilling. For other mineralization zones, surface drilling will be continued

  Metallurgical testing will be completed shortly to provide basic industrial and economic parameters for development design.

  The construction of the ore processing mill and the underground mining system will commence in order for Dadi to become a producing property by 2012.

Since the associate element Cadmium is found in polymetallic ores, further testing work will be conducted to evaluate its industrial and economic values.

On March 23, 2011 Chifeng Silver Dragon Resources & Technologies, Ltd. which owns the Erbahuo mine signed a definitive agreement with Guangxi Hongteng Mining, Ltd. to commence production at the Erbahuo silver mine.

On April 5, 2011 we announced that Sanhe Sino-Top Resources & Technologies, Ltd. commenced this year’s approved exploration program on three of its properties in Northern China. The exploration targets include 6,000 meters (incl. 1,000 meters contingency) drilling, 2,500m tunneling, a 200m inclined shaft and a 260m shaft at Dadi; 5,000 meters (incl. 1,000 meters contingency) drilling, 1,000m tunneling and a metallurgic test at Laopandao; 1,000 meters drilling at Aobaotugounao. In addition, field surveys will be conducted on the Yuanlinzi, Zhuanxinhu and Shididonggou properties for exploration consideration and potential in 2012.

On April 12, 2011 Sanhe Sino-Top Resources & Technologies, Ltd. completed an initial metallurgic analysis of the Dadi polymetallic silver project. The ore processing test was carried out by Inner Mongolia Minerals Experiment Research Institute, China, an ISO certified testing facility for exploration, assaying and ore processing. Crude ores for the metallurgic test were collected, using the channel sampling method, from underground drifts within mineralization zone II at Dadi. One 300 kilogram composite testing sample collected from four groups of underground sampling was submitted for the ore processing test. The combined samples have a grade of 1.50% lead and 1.78% zinc and constitute good representation of the Dadi project.

Ore processing testing and analysis included sample preparation, chemical and mineralogical composition analysis, mineral phase analysis, crude ore sizing analysis, crude ore gravity measurement, floatation reagent test, floatation condition test, grinding condition experiment, open-circuit test, closed-circuit test, chemical analysis of concentrates, and settling speed test of tailings.

The main conclusions of the ore processing test for the Dadi project are as follows:

1.

Collected crude ore samples from Dadi Property are composed of metal minerals of sphalerite, galena, chalcopyrite, pyrite, argentite and small amounts of arsenopyrite; and gangue minerals of quartz, carbonates, epidote, and chlorite. Main recoverable metals from crude ores are lead, zinc, and silver. Other metal contents do not reach economic parameters.

2.

Based on the ore processing test, the floatation process consists of two stages. The first stage recovers lead and then the second stage recovers zinc from lead tailings. The grade of lead concentrate is 66.40% Pb and the recovery rate of lead reaches 90.14%; and the grade of zinc concentrate is 42.48% Zn and the recovery rate reaches 74.79%. The grade of silver in lead concentrate is 2,965.04 g/t and silver recovery rate is 40.19% in the first stage of processing; the silver grade in zinc concentrates reaches 1,943.48 g/t and silver recovery rate reaches 40.35% in the second stage. The total silver recovery rate through the two-stage floatation process is 80.54%.

	Production	Grade		Grade (g/t)	Recovery rate (%)
	rate	(%)
Products	(%)	Pb	Zn	Ag	Pb	Zn	Ag

Lead concentrates	2.05	66.40	3.90	2,965.04	90.14	4.48	40.19

Zinc concentrates	3.14	1.12	42.48	1,943.48	2.33	74.79	40.35

Tails	94.81	0.12	0.39	31.04	7.53	20.73	19.46

Crude ore	100.00	1.51	1.78	151.24	100.00	100.00	100.00

3.	The ore processing test has provided efficient results on the recovery of useful metals.

4.	Lead occurs in sulfides, which have good floatability and are easily recovered.

5.

Since oxidized zinc grades 0.5% in crude ores accounts for 28.12% of the total zinc content in crude ores, the high content of oxidized zinc leads to a relatively low recovery rate of zinc. It is suggested that further processing tests on oxidized zinc should conducted in order to reduce processing costs.

6.	The results of the ore processing test indicate that the crude ores at the Dadi Property are easy-to-process ores and the parameters of the test can be used for resource evaluation of the property.

7.

Since the ore processing test is on laboratory scale, industrial-scale and continued ore processing testing should be carried out in order to provide more reliable references for feasibility study, mill design and development of Dadi Property.

MEXICO

We previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010 about certain irregularities regarding our Cerro las Minitas Project in Mexico that resulted in our writing off of our investment in assets in Mexico in the years ended December 31, 2010 and 2009.

While we expect that we may eventually be successful with the Constitutional Rights Claim, since we have lost title to our 15 concessions in Mexico, pursuant to court judgments, at the end of 2010 we wrote off our Mexican properties.

RESULTS OF OPERATIONS

Three months ended March 31, 2011

Total operating expenses for the three months ended March 31, 2011 were $588,601 (2010 – $687,512). The decrease in the expenses from the previous year was primarily due to a decrease in shares and warrants issued for services.

Net sales were $ nil for both the quarters ended March 31, 2011 and March 31, 2010 as there was no production at any of the properties.

Three months ended March 31, 2011 and March 31, 2010.

Total expenses for the three months ended March 31, 2011 were $734,697 (2010 – $799,201). The decrease in the expenses from the previous year was primarily due to a decrease in shares and warrants issued for services.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011 we had working capital of $212,191 (December 31, 2010 – ($1,734,363)). We have funded our expenses and capital requirements through the issuance of shares, warrants and notes. Sales of shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder, and/or Regulation S thereunder. All of the purchasers of the shares were sophisticated or accredited investors. The shares were issued with a restrictive legend.

We expect to invest approximately $1,050,000 into Sino-Top in 2011. These funds are to be invested towards exploration and property maintenance on the seven properties in the portfolio and conducting a Canadian National Instrument (NI) 43-101 report on the Laopandao property and updating the NI43-101 report on the Dadi property.

On February 15, 2011, we closed a convertible financing of $2.5 million over a four-year period with Tonaquint Inc. The total amount funded (in cash and notes) at closing was $2,500,000, with payment consisting of $500,000 in cash paid at closing and $2,000,000 to be paid in a series of ten notes, each in the principal amount of $200,000, with each due on or before the earlier of (i) 49 months from February 15, 2011, or (ii) subject to certain conditions, a series of dates beginning on September 15, 2011 and following on the 15th of each month thereafter. We have the right to offset the payment of any unpaid note subject to certain conditions and obligations. The face amount of the convertible note issued to Tonaquint was $2,766,000, which represented the $2,500,000 paid or to be paid to us and other fees and expenses.

Tonaquint also received a warrant to purchase 8.6 million common shares at an exercise price of $0.50 per share at any time within three years after the date of issuance

On April 21, 2011 we closed a convertible financing agreement for $3 million over a three-year period with JMJ Financial, a privately-held US investment firm. The total planned funding amount is $3,000,000, with payment consisting of $1,000,000 cash consideration through a convertible promissory note and four $500,000 promissory notes, secured & collateralized by JMJ Financial.

The initial note provides a $1 million consideration in the form of cash payments to be made to us according to a funding schedule expiring 180 days after an effective registration statement covering the resale of the shares of common stock issuable upon conversion of the note, assuming certain share volume and prices are met. $250,000 was paid to us on April 21, 2011. The subsequent notes each provide $500,000 consideration, totaling $2,000,000, which are secured and collateralized by JMJ Financial, over the remainder of the three-year period. The total face amount of the convertible notes issued to JMJ is $3,150,000, which represents $3,000,000 to be paid to us and includes other fees and expenses.

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

We have identified below certain accounting policies that we believe are most important for the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed on March 22, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”).

Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Material events occurred in Mexico over the past five years that were not reported to head office on a timely basis, as reported in the 10K. Further, management has been unable to establish that disclosure controls and procedures are operating effectively to ensure that events and transactions occurring in China and Mexico are recorded, processed, summarized and reported within the required time periods.

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934 Rule 13a-15(f). The framework used by management to evaluate internal controls over financial reporting is Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2011, because we were unable to obtain complete information regarding internal controls and process descriptions from our subsidiary in Mexico and our affiliate in China. In addition, the weaknesses referred to above under evaluation of disclosure controls and procedures also lead us to believe that our internal control over financial reporting was not effective as of March 31, 2011.

Changes in internal controls

We are continuing to make enhancements to internal control over financial reporting and to disclosure controls and procedures and expect to be able to report that internal control over financial reporting and disclosure controls and procedures are effective, commencing at some point during 2011. The enhancements include documenting internal controls, improving the control environment by enhancing procedures, and an increased focus on compliance. At this point in time further improvements remain to be implemented.

Limitations on the effectiveness of controls

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

Audit Committee report

The audit committee was formed in the fourth quarter of our last fiscal year. The board of directors has determined that both Charles McAlpine and Glen MacMullin, as members of our Audit Committee, are audit committee financial experts. The audit committee's primary function is to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee charter is published on our website at www.silverdragonresources.com.

PART II: OTHER INFORMATION

Item 1A. Legal Proceedings.

China

In December, 2010, shareholders of the Company received a letter from a shareholder which contained two items. The first was a copy of a legal proceeding filed in China and the second was a letter making certain allegations regarding Silver Dragon and its management. The legal proceeding was filed by two shareholders and sought to invalidate our sale in 2008 of 50% of Sanhe SinoTop Resources & Technologies, Ltd. We believe that the legal proceeding was frivolous and wholly without merit. The sale in question was made to a Chinese government-owned entity, after the receipt of approval by the Ministry of Commerce in China. The second item was a letter written by a purported “Minority Shareholder Committee,” claiming that it had initiated the proceeding. The letter alleged that the Company and its management had engaged in various improper and illegal activities since 2005. The allegations made in the letter were similar to allegations that had been repeatedly made and published by an individual over the past three years. We, on several occasions, through our legal counsel in several countries, have asked that individual to cease and desist. We filed a Writ of Summons in the High Court of the Hong Kong Special Administrative Region, Court of First Instance claiming damages for libel, an injunction and other relief. On May 4, 2011, judgment was given in favor of the Company for damages for libel, malicious falsehood, interest and costs, with amounts to be assessed by the court.

Mexico

Our Mexican subsidiary has been subjected to irregularities that it is seeking to redress. Legal proceedings were heard and decided on an ex parte basis, without notice to us that resulted in our Mexican subsidiary losing title to its mineral assets. In December 2010, we became aware of this situation, and are now taking steps through the courts in Mexico to redress the situation. We have commenced a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities. The court proceedings are continuing in Mexico, with the next hearing scheduled for May 24, 2011.

As an element of our ongoing financing program, on January 27, 2011, the Superior Court of the State of California for the County of Los Angeles entered an Order Approving Stipulation for Settlement of Claim in the matter entitled Socius CG II, Ltd. v. Silver Dragon Resources Inc. The order provides for the settlement of Socius GC II, Ltd.’s $405,981.49 claim against us, which they purchased from seven creditors.

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

The total number of shares issued to Socius was adjusted on the 21st trading day following the date on which they were issued as follows: the number of Volume Weighted Average Price (VWAP) shares were less than the number of shares issued and therefore Socius is returning to us for cancellation 3,116,104 shares which equals the difference between the number of VWAP Shares and the number of shares originally issued. The number of shares is equal to (i) $405,981.49 plus $28,691.32 of Socius’ legal fees divided by 75% of the VWAP of our common stock over the 20-day trading period immediately following the date on which the shares were originally issued. The final number of shares issued to Socius is 5,883,896. The remaining 3,116,104 shares were returned to us and cancelled.

Item 1B. Risk Factors

You should consider each of the following risk factors and other information set forth in this Form 10-Q and the other reports we have filed with the SEC, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones that our operations and business. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business or operations. A full set of risk factors is set out in our Form 10-K filed with the SEC on March 22, 2011.

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

On January 25, 2011, the Company issued 1,410,000 common share purchase warrants to directors and consultants at an exercise price of $0.11 exercisable for a period of three years from the date of issuance.

On January 27, 2011, the Superior Court of the State of California for the County of Los Angeles entered an Order Approving Stipulation for Settlement of in the matter entitled Socius CG II, Ltd. v. Silver Dragon Resources Inc. The order provides for settlement of Socius GC II, Ltd.’s $405,981 claim against the Company. Socius purchased the claims from seven creditors of Silver Dragon. On January 28, 2011, the Company issued 9,000,000 shares of common stock to Socius and Socius subsequently returned 3,116,104 shares for cancellation. For further information please see the Company Form 8-Ks filed January 28 and March 3, 2011.

On January 31, 2011, the Company issued 15,000 shares of the Company’s restricted common stock to an individual for investor relation services provided, for fair value of $1,500.

On February 23, 2011, the Company issued 100,000 shares of the Company’s restricted common stock to an individual pursuant to an addendum to an agreement signed October 7, 2010, for fair value of $12,400.

On February 15, 2011, The Company entered into a Note and Warrant Purchase Agreement with Tonaquint, Inc. (“the Investor”), whereby the Company issued and sold, and the Investor purchased: (i) a Secured Convertible Promissory Note of the Company in the principal amount of $2,766,500 and (ii) a Warrant to purchase 8.6 million shares of common stock of the Company at an exercise price of $0.50 per share at any time within three years after February 15, 2011. In connection with the transaction, the Company also issued to the Investor 50,000 shares of the Company’s restricted common stock. For further information please see the Company’s Form 8-K filed February 18, 2011.

On February 11, 2011, the Company issued 250,000 share purchase warrants to a company at an exercise price of $0.07 exercisable for a period of one year from the date of issuance.

On April 20, 2011, the Company issued 125,000 shares to a law firm for legal services provided in connection with the convertible financing agreement closed on April 21, 2011, for fair value of $20,000

On April 21, 2011 the Company closed a convertible financing agreement for $3 million over a three-year period with JMJ Financial, a privately-held US investment firm. The total planned funding amount is $3,000,000, with payment consisting of $1,000,000 cash consideration through a convertible promissory note and four $500,000 promissory notes, secured & collateralized by JMJ Financial.

The initial note provides a $1 million consideration in the form of cash payments to be made to Silver Dragon according to a funding schedule expiring 180 days after an effective registration statement covering the resale of the shares of common stock issuable upon conversion of the note, assuming certain share volume and prices are met. $250,000 was paid to the Company on April 21, 2011. The subsequent notes each provide $500,000 consideration, totaling $2,000,000, which are secured and collateralized by JMJ Financial, over the remainder of the three-year period. The total face amount of the convertible notes issued to JMJ is $3,150,000, which represents $3,000,000 to be paid to the Company and includes other fees and expenses to be paid to JMJ Financial.

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

SILVER DRAGON RESOURCES INC.

Dated: May 5, 2011	By: /s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer

Dated: May 5, 2011	By: /s/ Jeffrey D. Sherman
Jeffrey D. Sherman, Chief Financial Officer