Form 10-Q
period 2011-06-30
Silver Dragon Resources Inc.
filed 2011-08-10
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

As of August 2, 2011 there were 112,331,615 shares of common stock outstanding, par value $0.0001.

As of August 2, 2011, the aggregate market value of the issuer’s common stock held by non-affiliates of the issuer was $16,288,084 based on upon the closing sale price of the common stock as reported by the OTCBB on that date.

SILVER DRAGON RESOURCES INC.

INDEX TO FORM 10-Q

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2011 and 2010

(EXPRESSED IN UNITED STATES FUNDS)

Part I	FINANCIAL INFORMATION
Item 1	Financial Statements	1
	Consolidated Balance Sheets (Unaudited)
	Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	Consolidated Statements of Cash Flows (Unaudited)
	Notes to the Consolidated Financial Statements (Unaudited)
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4	Controls and Procedures	21
Part II	OTHER INFORMATION
Item 1	Legal proceedings	23
Item 1A	Risk Factors	24
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3	Defaults upon Senior Securities	27
Item 5	Other information	27
Item 6	Exhibits	27

Part I FINANCIAL INFORMATION
Item 1 Financial Statements

SILVER DRAGON RESOURCES INC.
(An exploration company)
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$88,028	$96,563
Other receivables	51,773	–
Notes receivable (note 4)	2,837,500	–
Prepaid expenses	283,346	203,258
Total current assets	3,260,647	299,821

Notes receivable (note 4)	2,000,000
Deferred expenses	185,375	220,125
Plant and equipment, net (note 5)	67,318	90,875
Equity investment (note 6)	4,727,336	4,832,922
	$10,240,676	$5,443,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$691,677	$1,127,839
Accrued liabilities	411,659	309,466
Promissory note payable (note 7)	166,623	166,623
Convertible notes payable (note 8)	140,796	170,000
Related party payables (note 9)	–	260,256
	1,410,755	2,034,184
Non-current liabilities
Convertible note payable (note 8)	4,201,202	–

Capital stock (note 10)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.0001 par value, 150,000,000 shares authorized, 110,273,058 shares issued and outstanding (2010 – 98,728,017 issued and outstanding)	11,027	9,873
Additional paid-in capital (note 10)	42,575,276	39,641,412
Treasury (550,000 shares)	(209,000)	(209,000)
Deficit accumulated during the exploration stage	(37,739,815)	(36,054,080)
Accumulated comprehensive (loss) income	(8,769)	21,354
Stockholders’ equity	4,628,719	3,409,559

Total liabilities and stockholders’ equity	$10,240,676	$5,443,743

Commitments and contingencies (note 11)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Consolidated Statements of Operations and Comprehensive Loss
For the three-month and six-month periods ended June 30, 2011 and 2010, and
Cumulative for the period from June 15, 1996 [date of inception] to June 30, 2011
(Unaudited)

	For the three-month periods		For the six-month periods
	ended		ended
	June 30	June 30	June 30	June 30	For the period
	2011	2010	2011	2010	from June 15,
					1996(date of
					inception) to
					June 30, 2011
Operating expenses
Exploration	$–	$24,833	$–	$150,781	$7,174,048
General and administrative	547,835	446,764	1,136,436	1,008,378	26,823,227
Write-off of Mexican assets	–	–	–	–	3,242,039
Total operating expenses	547,835	471,597	1,136,436	1,159,159	37,239,314
Loss from operations	(547,835)	(471,597)	(1,136,436)	(1,159,159)	(37,239,314)

Other (expenses) income
Interest expense	(302,107)	(147)	(395,941)	(97)	(869,712)
Interest income	37,500	–	37,500	–	37,500
Loss on embedded derivative	–	(36,000)	–	(99,000)	–
Net loss on equity investment	(138,597)	(652,524)	(190,858)	(701,213)	(760,890)
Forgiveness of debt	–	–	–	–	38,871
Gain on sale of interest of subsidiary	–	–	–	–	1,816,733
Non-recurring items	–	–	–	–	(713,269)
Total other expenses	(403,204)	(688,671)	(549,299)	(800,310)	(450,767)

Loss before income taxes	(951,039)	(1,160,268)	(1,685,735)	(1,959,469)	(37,690,081)
Provision for income taxes	–	–	–	–	–

Net loss from continuing operations	(951,039)	(1,160,268)	(1,685,735)	(1,959,469)	(37,690,081)
Minority interest	–	–	–	–	253,021
Loss from discontinued operations (net of tax)	–	–	–	–	(302,755)

Net loss	(951,039)	(1,160,268)	(1,685,735)	(1,959,469)	(37,739,815)
Other comprehensive loss
Foreign exchange gain (loss)	15,396	15,806	(8,769)	(7,633)	(2,811)

Comprehensive loss	(935,643)	$(1,144,462)	(1,694,504)	$(1,967,102)	$(37,742,626)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	108,240,794	93,819,545	106,338,598	92,516,152

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the six month periods ended June 30, 2011 and 2010, and
Cumulative for the period from June 15, 1996 [date of inception] to June 30, 2011
(Unaudited)

			For the period
			from June 15, 1996(date
	June	June	of inception) through
	30, 2011	30, 2010	June 30, 2011
Cash flows from operating activities
Net loss	$(1,685,735)	$(1,959,469)	$(37,739,815)
Net loss from discontinued operations	-	-	302,755

Net loss from continuing operation excluding minority interest	(1,685,735)	(1,959,469)	(37,437,060)
Adjustments for:
Depreciation	23,557	47,728	548,397
Net loss from equity investment	190,858	701,213	858,588
Loss on recognition of embedded derivative	-	99,000	-
Interest on convertible notes payable	6,800	-	6,800
Shares issued for services	174,575	362,875	8,647,696
Warrants and options issued for services	228,552	120,189	3,836,764
Amortization of beneficial conversion feature	184,172	-	284,013
Write-down of mineral rights	-	-	3,411,309
Write-down of assets	-	45,123	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivable	(51,773)	-	(67,162)
Deferred expenses	(45,338)	12,807	113,368
Accounts payable	(1,487)	(99,027)	2,328,852
Accrued liabilities	102,193	(22,445)	380,824
Other	-	-	680,990

Net cash used in operating activities	$(873,626)	$(692,006)	$(17,797,372)

Cash flows from investing activities
Investments in mineral rights	$-	$-	$(1,920,441)
Additional contribution to Sino-Top	(85,272)	65,451	(3,531,461)
Acquisition of plant and equipment	-	-	(981,486)
Other	-		4,364,090
Net cash (used in) provided by investing activities	(85,272)	65,451	(2,069,298)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	125,000	569,000	18,022,492
Share issuance costs	(8,750)	(15,750)	(206,686)
Related party loans payable	-	-	1,192,922
Repayments of related party payables	(260,256)	29,000	(722,813)
Minority interest	-	-	253,021
Promissory note payable	-	-	516,623
Write-down of promissory note payable	-	-	(350,000)
Payment of convertible notes payable	-		3,581
Proceeds from issuance of convertible notes payable (note 8)	6,220,000	75,000	6,368,493
Notes receivable (note 4)	(4,837,500)	-	(4,837,500)
Deferred charges	(258,008)	-	(258,008)
Other	-	-	(63,190)
Net cash provided by financing activities	980,486	657,250	19,918,935
Effect of exchange rate on cash	(30,123)	(10,902)	35,763
Change in cash and cash equivalents	(8,535)	19,793	88,028
Cash and cash equivalents - beginning of period	96,563	137,448	-
Cash and cash equivalents - end of period	$88,028	$157,241	$88,028

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

1. Nature of Business and Basis of Presentation

Silver Dragon Resources Inc. was incorporated on May 9, 1996 in the State of Delaware and its executive office is in Toronto, Canada. It carries out operations through subsidiaries in Canada and Mexico and an affiliate in China, although operations in Mexico are dormant pending resolution of a lawsuit (see note 11(d)). Silver Dragon Resources Inc. and its subsidiary and affiliate (collectively referred to as “Silver Dragon” or the “Company”) are in the exploration stage as defined by Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 915 “Accounting and Reporting For Development Stage Entities.”

The Company’s strategy is to acquire and develop a portfolio of silver properties in proven silver districts globally. To date, the Company has generated no sales and has devoted its efforts primarily to financing, by issuing common shares, and to exploring its properties.

The accompanying consolidated financial statements of the Company have been prepared following generally accepted accounting principles in the United States (“US GAAP”), are expressed in United States funds, and pursuant to the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended December 31, 2010 filed in the Company’s Annual Report on Form 10-K.

2. Going Concern and Exploration Stage Activities

These consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.

At June 30, 2011, the Company had cash and cash equivalents of $88,028 (December 31, 2010 – $96,563), had not yet achieved profitable operations, incurred a net loss of $1,685,735 for the six months ended June 30, 2011 (2010 –$1,959,469), has accumulated losses of $37,739,815 since its inception, and expects to incur further losses in the development of its business. These factors cast doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations. Management believes that the Company will be able to obtain additional funds by equity financing; however, there is no assurance of additional funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. These consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company were unable to continue as a going concern.

3. Financial Instruments

The carrying value of cash and cash equivalents, notes receivable, accounts payable, accrued liabilities, promissory note payable, current portion of convertible notes payable and related party payables approximated their fair value as of June 30, 2011 and December 31, 2010 due to their short-term nature. Management believes that the carrying value of the non-current portion of convertible notes payable and notes receivable approximates their fair value.

Cash and cash equivalents consist of demand deposits at a bank.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

3. Financial Instruments, continued

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from the financial instruments. While the reporting currency is the US Dollar (“USD”), 4% of consolidated expenses for the six-month period ended June 30, 2011 are denominated in Mexican Pesos; and 25% of consolidated expenses for the six-month period ended June 30, 2011, are denominated in Canadian Dollars. As at June 30, 2011; 0% of the assets and 65% of the liabilities are denominated in Mexican Pesos; and 0% of the assets and 8% of the liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

4. Notes Receivable

(a)

Notes receivable consists of ten notes issued by an investor (note 8(b)), each in the principal amount of $200,000 and bearing interest of 5.5% per annum, with payment to the Company for each due on or before the earlier of (i) 49 months from February 15, 2011, or (ii) subject to certain conditions, a series of dates beginning on September 15, 2011 and following on the 15th of each month thereafter. Each payment would consist of the balance owing on the corresponding note receivable being paid. Three of the notes receivable are secured by real estate property owned by the investor and the remainder are unsecured.

(b)

Notes receivable includes a promissory note issued by an investor on April 6, 2011 (note 8(c)) for $300,000, bearing interest at 6% per annum with payment of principal and interest, less a 4% discount, due on maturity on April 6, 2012 and which is secured by assets with a value of not less than $300,000.

(c)

Notes receivable comprises of four notes issued to an investor on April 19, 2011 (note 8 (d)) of $500,000 each, totaling $2,000,000 and bearing interest at 5.25% per annum, with payment of principal and interest due on maturity on April 19, 2014. The notes are secured and collateralized by the investor. The Company has received $550,000 of the $1,050,000 initial note, and of the remaining $500,000 non-interest bearing receivable; $250,000 is due September 19, 2011 and $250,000 is due November 19, 2011.

5. Plant and Equipment, net

			June 30,	December 31,
		Accumulated	2011	2010
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$30,184	$10,375	$12,205
Office equipment	45,720	26,270	19,450	21,610
Leasehold improvements	195,667	158,174	37,493	57,060
	$281,946	$214,628	$67,318	$90,875

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

6. Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China

Shengda Zhenxing Industrial Co. Ltd, a wholly owned subsidiary of Gansu Shengda Group Ltd. (“Shengda”), at 52%, and five individuals from Exploration Unit of North China Nonferrous Geological Exploration Bureau, also known as Huaguan Industrial Corp. (“HIC”), at 8%, collectively together own 60% and the Company holds an equity interest of 40%, in Sino-Top, whose assets mainly consist of six exploration properties. Erbahuo, the seventh exploration property controlled by Sino-Top, is 70% beneficially owned by the Company and 30% by HIC.

June 30, 2011
Carrying value of investment at December 31, 2010	$4,832,922
Additional investment and advances	85,272
40% share of net loss for the six-month period ended June 30, 2011	(190,858)
Carrying value of investment at June 30, 2011	$4,727,336

Share of loss for the six-month period:

	2011	2010
Exploration expenses	$(79,976)	$(86,950)
General and administrative expenses	(110,882)	(614,263)
Share of loss for the six-month period (at 40%)	$(190,858)	$(701,213)

7. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 with a stated interest rate of 5% per month, unsecured, and no maturity date. During the six-month period ended June 30, 2011 the Company incurred interest of $49,987.

8. Convertible Notes Payable

	Current	Non-current
Balance, December 31, 2010	$170,000	$-
Issued during the six-month period	170,000	6,316,500
Deferred charges	(29,204)	(2,094,579)
Converted during the six-month period	(170,000)	(20,719)
Balance, June 30, 2011	$140,796	$4,201,202

(a)

On January 11, 2011, the Company issued a convertible note with a principal amount of $65,000. On March 1, 2011, the Company issued a convertible note with a principal amount of $55,000. On April 8, 2011, the Company issued a convertible note with a principal amount of $50,000. The notes bear interest of 8% per annum, are unsecured, and are due on October 13, 2011; December 2, 2011 and January 12, 2012, respectively. The notes are convertible into common stock, at the lender’s option, at a discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion. The lender has agreed to restrict its ability to convert the notes and receive shares of common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

8. Convertible Notes Payable, continued

(b)

On February 15, 2011, the Company closed a convertible financing of $2.5 million bearing interest of 5.5% per annum over a four-year period with an investor. The total amount to be funded (in cash and notes) at closing was $2,500,000, with payment consisting of $500,000 in cash paid at closing and $2,000,000 to be paid in a series of ten notes (note 8), each in the principal amount of $200,000, with each due on or before the earlier of (i) 49 months from February 15, 2011, or (ii) subject to certain conditions, a series of dates beginning on September 15, 2011 and following on the 15th of each month thereafter (note 4(a)). The Company has the right to offset the payment of any unpaid note receivable subject to certain conditions and obligations. In exchange for the note receivable, the Company issued a convertible note with a face amount of $2,766,000 due February 15, 2015, which represents the $2,500,000 paid or to be paid to the Company and other fees and expenses. The investor also received a warrant to purchase 8.6 million common shares at an exercise price of $0.50 per share at any time within three years after the date of issuance.

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

(c)

On April 11, 2011, the Company issued two unsecured, convertible notes with a principal amount of $100,000 and $300,000, bearing interest at 6% per annum. In exchange, the lender paid $96,000 cash to the Company in April 2011, and issued a $300,000 promissory note (see note (4(b)). The notes are convertible into common stock, at the lender’s option, at a 30% discount of any four trading days prior to and including the day of conversion.

(d)

On April 19, 2011, the Company closed a convertible financing agreement with an investor, a privately-held US investment firm. The total planned funding amount is $3,000,000, with payment consisting of $1,000,000 through a convertible promissory note and four $500,000 promissory notes, bearing interest at 5%, secured and collateralized by the investor.

The initial note provides for $1,000,000 in the form of cash payments to be made to the Company according to a funding schedule expiring 180 days after an effective registration statement covering the resale of the shares of common stock issuable upon conversion of the note, assuming certain share volume and prices are met. $250,000; $150,000 and $100,000 was paid to the Company on April 21, 2011; May 10, 2011 and May 25, 2011 respectively. $250,000 is due September 19, 2011 and $250,000 is due November 19, 2011 (note 4(c)). The subsequent notes each aggregate $500,000 consideration, totaling $2,000,000, which are secured and collateralized by the investor, over the remainder of the three-year period. The total face amount of the convertible notes issued is $3,150,000, which represents $3,000,000 to be paid to the Company and other fees and expenses to be paid to the investor. The difference between the fair value of the convertible note payable and the allocated value is being charged to interest expense over the term of the convertible note payable. The fair value of the beneficial conversion feature as at June 30, 2011 is $977,083. The fair value of the beneficial conversion feature will be allocated over the term from the commitment date to the maturity date of the convertible note payable.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

9. Related Party Transactions and Balances

	June 30, 2011	December 31, 2010
Unpaid remuneration	$-	$213,040
Advances	-	47,216
	$-	$260,256

During the six-month period ended June 30, 2011, the Company incurred $142,647 (June 2010 - $144,000) in management fees paid to a company controlled by a director for services rendered other than in his capacity as director.

10. Capital Stock

Stock Issuances				Deficit
	Common Stock			Accumulated
	Number		Additional	During the		Accumulated	Total
	of		Paid-in	Exploration		Comprehensive	Stockholders’
	Shares	Amount	Capital	Stage	Treasury	(Loss) Income	Equity
Balance, December 31, 2010	98,728,017	$9,873	$39,641,412	$(36,054,080)	$(209,000)	$21,354	$3,409,559
Shares issued for cash	1,250,000	125	124,875	-	-	-	125,000
Shares issued for services	1,490,000	149	174,427	-	-	-	174,576
Shares issued on conversion of notes	2,921,145	292	197,227				197,519
Shares issued for settlement of debt	5,883,896	588	434,085				434,673
Warrants issued for cash	-	-	80,389	-	-	-	80,389
Warrants issued for services	-	-	367,556	-	-	-	367,556
Beneficial conversion feature			1,564,055				1,564,055
Shares issuance costs	-	-	(8,750)	-	-	-	(8,750)
Other comprehensive income (loss)	-	-	-	-	-	(30,123)	(30,123)
Net loss six-month period	-	-	-	(1,685,735)	-	-	(1,685,735)
ended June 30, 2011
Balance, June 30, 2011	110,273,058	$11,027	$42,575,276	$(37,739,815)	$(209,000)	$(8,769)	$4,628,719

(a)

Between January 3 and May 27, 2011 an investor elected to convert three outstanding notes payable totaling $170,000 plus accrued interest of $3,000; $1,800 and $2,000 respectively. The Company issued a total of 2,671,145 shares in lieu of a cash payment (note 8(a)).

(b)

On January 18, 2011, the Company issued 50,000 shares of restricted common stock to a company, pursuant to the signing of a term sheet proposing $2.5 million of convertible debt financing for the Company, for fair value of $5,400 (note 8(a)).

(c)

On January 25, 2011, the Company issued 1,410,000 common share purchase warrants to directors and consultants at an exercise price of $0.11 exercisable for a period of three years from the date of issuance.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

10. Capital Stock, continued

(d)

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

(e)	On January 31, 2011, the Company issued 15,000 shares of restricted common stock to an individual for investor relation services provided, for fair value of $1,500.

(f)	On February 23, 2011, the Company issued 100,000 shares of restricted common stock to an individual pursuant to an addendum to an agreement signed October 7, 2010, for fair value of $12,400.

(g)

On February 15, 2011 the Company issued 8.6 million share purchase warrants to an investor, as part of a financing arrangement (note 7) at an exercise price of $0.50 for a period of three years from the date of issuance.

(h)	On February 17, 2011, the Company issued 250,000 share purchase warrants to a company at an exercise price of $0.07 exercisable for a period of one year from the date of issuance.

(i)

On April 20, 2011, the Company issued 125,000 shares of restricted common stock to a law firm for legal services provided in connection with the convertible financing agreement closed on April 21, 2011, for fair value of $20,000.

(j)

On May 20, 2011, the Company issued 400,000 and 750,000 shares of restricted common stock for services provided in connection with investor relations, for a fair value of $45,400 and $83,625 respectively.

(k)

On May 27, 2011, the Company closed a private placement and issued 1,250,000 units at $0.10 per unit for a total of $125,000. Each unit comprises of one common share and one common share purchase warrant. Each warrant of this type being exercisable for a period of 12 months to acquire one common share at an exercise price of $0.20.

(l)	On May 27, 2011, the Company issued 1,250,000 warrants exercisable for a period of 24 months to acquire one common share at an exercise price of $0.50.

(m)	On May 31, 2011, the Company issued 250,000 free trading shares pursuant to the conversion of a note of $20,719 principal (note 8(b)).

(n)	On June 16, 2011, the Company issued 50,000 shares of restricted common stock for services provided in connection with investor relations, for a fair value of $5,000.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

10. Capital Stock, continued

Warrants

As at June 30, 2011, 24,494,666 warrants were outstanding, having an exercise price between $0.07 and $5.00 per share with an average remaining contractual life of 2.25 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2010	15,218,237	$0.55
Issued during the six-month period	12,860,000	0.42
Expired during the six-month period	(3,583,571)	(0.47)
Balance, June 30, 2011	24,494,666	$0.49

As at June 30, 2011, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.07 - $1.00	23,259,666	2.30 years	$0.43
$1.01 - $2.00	1,017,500	1.43 years	$1.26
$2.01 - $5.00	217,500	0.65 years	$2.93

Options

As at June 30, 2011, 700,000 options were outstanding, having an exercise price between $0.10 and $0.95 per share with an average remaining contractual life of 0.98 years.

		Weighted average
	Number of	exercise price
	options
Balance, December 31, 2010	700,000	$0.70
Balance, June 30, 2011	700,000	$0.70

As at June 30, 2011, the range of exercise prices of the outstanding options were as follows:

			Weighted
		Average remaining	average exercise
Range of exercise prices	Number of options	contractual life	price
$0.10 - $0.95	700,000	0.98 years	$0.70

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

11. Commitments and Contingencies

(a)	In 2007, the Company entered into a five year lease agreement for office, which ends December 31, 2011. The future minimum commitment under the lease obligations for office premises are as follows:

2011	$48,947

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

(b)	Under an agreement with HIC, the Company has committed to provide capital contributions to cover expenses proportionate to its equity interest in Sino-Top.

(c)

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

(d)

The Company’s Mexican subsidiary has been subjected to irregularities that it is seeking to redress. Legal proceedings were heard and decided on an ex parte basis, without notice to the Company that resulted in its Mexican subsidiary losing title to its mineral assets. In December 2010, the Company became aware of this situation, and is now taking steps through the courts in Mexico to redress the situation. It has commenced a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities. The court proceedings are continuing in Mexico, with a hearing scheduled for August 10, 2011.

12. Subsequent Events

On July 8, 2011 and July 14, 2011 the Company issued 500,000 and 600,000 shares pursuant to a convertible promissory note issued (note 8(b)).

On July 19, 2011; July 21, 2011 and July 25, 2011 the Company issued 437,956; 285,307 and 235,294 shares respectively in connection with the convertible note that was issued January 11, 2011 (note 8(a)).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010
(Unaudited)

13. Segmented Information

As at June 30, 2011	Corporate	Mexico	China	Total

Equity investment	$-	$-	4,727,336	$4,727,336
Notes receivable	$4,837,500	$-	-	$4,837,500
Total assets	$5,512,975	$365	4,727,336	$10,240,676

Six-month period ended June, 2011	Corporate	Mexico	China	Total

Revenues	$-	$-	-	$-
Depreciation	$(21,915)	$-	-	$(21,915)
Loss before income tax	$(1,571,162)	$(69,286)	(45,287)	$(1,685,735)

As at December 31, 2010	Corporate	Mexico	China	Total

Equity investment	$-	$-	4,832,922	$4,832,922
Notes receivable	$-	$-	-	$-
Total assets	$609,859	$962	4,832,922	$5,443,743

Six-month period ended June 30, 2010	Corporate	Mexico	China	Total

Revenues	$-	$-	-	$-
Depreciation	$(29,124)	$(18,604)	-	$(47,728)
Loss before income tax	$(1,839,179)	$(75,548)	44,742	$(1,959,469)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

All references herein to the terms “we,” “our,” “us,” “SDR,” and “the Company” refer to Silver Dragon Resources Inc. and its subsidiaries.

Available information

We file annual, quarterly, current reports, proxy statements, and other information with the SEC. You may read and copy documents that have been filed with the SEC at their Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to their website at www.sec.gov .

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

Products	Production rate (%)	Grade (%)		Grade (g/t) Ag	Recovery rate (%)
		Pb	Zn		Pb	Zn	Ag
Lead concentrates	2.05	66.40	3.90	2,965.04	90.14	4.48	40.19
Zinc concentrates	3.14	1.12	42.48	1,943.48	2.33	74.79	40.35
Tails	94.81	0.12	0.39	31.04	7.53	20.73	19.46
Crude ore	100.00	1.51	1.78	151.24	100.00	100.00	100.00

3.	The ore processing test has provided efficient results on the recovery of useful metals.

4.	Lead occurs in sulfides, which have good floatability and are easily recovered.

5.

Since oxidized zinc grades 0.5% in crude ores accounts for 28.12% of the total zinc content in crude ores, the high content of oxidized zinc leads to a relatively low recovery rate of zinc. It is suggested that further processing tests on oxidized zinc should be conducted in order to reduce processing costs.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2011and June 30, 2010

Total operating expenses for the six months ended June 30, 2011 were $1,685,735 (2010 – $1,959,469). The decrease in the expenses from the previous year was primarily due to no exploration expenses incurred in the current period, and the loss on equity investment reduced from $701,213 in the prior period to $190,858 in the current period. Interest expenses increased significantly from $97 to $395,941 as a result of the issuance of convertible notes payable.

Net sales were $nil for both the periods ended June 30, 2011 and June 30, 2010 as there was no production at any of the properties.

Three months ended June 30, 2011 and June 30, 2010

Total operating expenses for the three months ended June 30, 2011 were $951,039 (2010 – $1,160,268). The decrease in the expenses from the previous year was primarily due to the reduction in the loss of the equity investment from $652,524 in the comparative period to $138,597 in the current period. Interest expense increased significantly from $147 to $302,107, as a result of the issuance of convertible notes payable.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011 we had cash and cash equivalents of $88,028 (December 31, 2010 – $96,563). We have funded our expenses and capital requirements through the issuance of shares, warrants and notes. Sales of shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder, and/or Regulation S thereunder. All of the purchasers of the shares were sophisticated or accredited investors. The shares were issued with a restrictive legend.

We expect to invest approximately $1,050,000 into Sino-Top in 2011. These funds are to be invested towards exploration and property maintenance on the seven properties in the portfolio and conducting a Canadian National Instrument (NI) 43-101 report on the Laopandao property and updating the NI43-101 report on the Dadi property.

On January 11, 2011, we issued a convertible note with a principal amount of $65,000. On March 1, 2011 we issued a convertible note with a principal amount of $55,000. On April 8, 2011, we issued a convertible note with a principal amount of $50,000. The notes bear interest of 8% per annum, are unsecured, and are due on October 13, 2011; December 2, 2011 and January 12, 2012, respectively. The notes are convertible into common stock, at the lender’s option, at a discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion. The lender has agreed to restrict its ability to convert the notes and receive shares of common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

On February 15, 2011, we closed a convertible financing of $2.5 million bearing interest of 5.5% per annum over a four-year period with an investor. The total amount to be funded (in cash and notes) at closing was $2,500,000, with payment consisting of $500,000 in cash paid at closing and $2,000,000 to be paid in a series of ten notes (note 8), each in the principal amount of $200,000, with each due on or before the earlier of (i) 49 months from February 15, 2011, or (ii) subject to certain conditions, a series of dates beginning on September 15, 2011 and following on the 15th of each month thereafter. We have the right to offset the payment of any unpaid note receivable subject to certain conditions and obligations. In exchange for the note receivable issued by the investor, we issued a convertible note with a face amount of $2,766,000 due February 15, 2015, which represents the $2,500,000 paid or to be paid to us by the investor and other fees and expenses. The investor also received a warrant to purchase 8.6 million common shares at an exercise price of $0.50 per share at any time within three years after the date of issuance.

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

On April 11, 2011, we issued two unsecured, convertible notes with a principal amount of $100,000 and $300,000, bearing interest at 6% per annum. In exchange, the lender paid $96,000 cash to us in April 2011, and issued a $300,000 promissory note (see note (4(b)). The notes are convertible into common stock, at the lender’s option, at a 30% discount of any four trading days prior to and including the day of conversion.

On April 19, 2011, we closed a convertible financing agreement with an investor, a privately-held US investment firm. The total planned funding amount is $3,000,000, with payment consisting of $1,000,000 through a convertible promissory note and four $500,000 promissory notes, bearing interest at 5%, secured and collateralized by the investor.

The initial note provides for $1,000,000 in the form of cash payments to be made to us according to a funding schedule expiring 180 days after an effective registration statement covering the resale of the shares of common stock issuable upon conversion of the note, assuming certain share volume and prices are met. $250,000; $150,000 and $100,000 was paid to us on April 21, 2011; May 10, 2011 and May 25, 2011 respectively. $250,000 is due September 19, 2011 and $250,000 is due November 19, 2011 (note 4(c)). The subsequent notes each aggregate $500,000 consideration, totaling $2,000,000, which are secured and collateralized by the investor, over the remainder of the three-year period. The total face amount of the convertible notes issued is $3,150,000, which represents $3,000,000 to be paid to us and other fees and expenses to be paid to the investor. The difference between the fair value of the convertible note payable and the allocated value is being charged to interest expense over the term of the convertible note payable. The fair value of the beneficial conversion feature as at June 30, 2011 is $977,083. The fair value of the beneficial conversion feature will be allocated over the term from the commitment date to the maturity date of the convertible note payable.

SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management's best knowledge of current events and actions we may undertake in the future. Significant areas requiring the use of estimates relate to mineral rights, equity investment, plant and equipment, and stock-based compensation. Actual results could differ from these and other estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the respective period.

We have identified below certain accounting policies that we believe are most important for the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed on March 22, 2011.

Mineral Rights

We record our interest in mineral rights at cost. Exploration costs are expensed. Costs associated with acquisition and development of mineral reserves, including directly related overhead costs, are capitalized and are subject to a test to ensure the carrying value does not exceed the fair value.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Material events occurred in Mexico over the past five years that were not reported to head office on a timely basis, as disclosed herein. Further, management has been unable to establish that disclosure controls and procedures are operating effectively to ensure that events and transactions affecting our subsidiary in Mexico are recorded, processed, summarized and reported within the required time periods.

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934 Rule 13a-15(f). The framework used by management to evaluate internal controls over financial reporting is Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 20, 2011, because we were unable to obtain complete information regarding internal controls and process descriptions from our subsidiary in Mexico. In addition, the weaknesses referred to above under evaluation of disclosure controls and procedures also lead us to believe that our internal control over financial reporting was not effective as of June 30, 2011.

Changes in internal controls

We are continuing to make enhancements to internal control over financial reporting and to disclosure controls and procedures. The deficiencies referred to above affect the operations of our subsidiary in Mexico. The enhancements include documenting internal controls in China and Canada, improving the control environment by enhancing procedures, and an increased focus on compliance. At this point in time further improvements remain to be implemented.

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

Audit Committee report

The audit committee was formed in the fourth quarter of the previous fiscal year. The board of directors has determined that both Charles McAlpine and Glen MacMullin, as members of our Audit Committee, are audit committee financial experts. The audit committee's primary function is to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee charter is published on our website at www.silverdragonresources.com .

PART II: OTHER INFORMATION

Item 1A. Legal Proceedings.

China

In December, 2010, some of our shareholders received a letter from a shareholder which contained two items. The first was a copy of a legal proceeding filed in China and the second was a letter making certain allegations regarding Silver Dragon and its management. The legal proceeding was filed by two shareholders and sought to invalidate our sale in 2008 of 50% of Sanhe SinoTop Resources & Technologies, Ltd. We believe that the legal proceeding was frivolous and wholly without merit. The sale in question was made to a Chinese government-owned entity, after the receipt of approval by the Ministry of Commerce in China. The second item was a letter written by a purported “Minority Shareholder Committee,” claiming that it had initiated the proceeding. The letter alleged that the Company and its management had engaged in various improper and illegal activities since 2005. The allegations made in the letter were similar to allegations that had been repeatedly made and published by an individual over the past three years. We, on several occasions, through our legal counsel in several countries, have asked that individual to cease and desist. We filed a Writ of Summons in the High Court of the Hong Kong Special Administrative Region, Court of First Instance claiming damages for libel, an injunction and other relief. On May 4, 2011, judgment was given in favor of the Company for damages for libel, malicious falsehood, interest and costs, with amounts to be assessed by the court.

Mexico

Our Mexican subsidiary has been subjected to irregularities that it is seeking to redress. Legal proceedings were heard and decided on an ex parte basis, without notice to us that resulted in our Mexican subsidiary losing title to its mineral assets. In December 2010, we became aware of this situation, and are now taking steps through the courts in Mexico to redress the situation. We have commenced a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities. The court proceedings are continuing in Mexico, with the final hearing scheduled for August 10, 2011.

Financing

As an element of our ongoing financing program, on January 27, 2011, the Superior Court of the State of California for the County of Los Angeles entered an Order Approving Stipulation for Settlement of Claim in the matter entitled Socius CG II, Ltd. v. Silver Dragon Resources Inc. The order provides for the settlement of Socius’ $405,981.49 claim against us, which they purchased from seven creditors.

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

The total number of shares issued to Socius was adjusted on the 21st trading day following the date on which they were issued as follows: the number of Volume Weighted Average Price (VWAP) shares were less than the number of shares issued and therefore Socius returned to us for cancellation 3,116,104 shares which equals the difference between the number of VWAP Shares and the number of shares originally issued. The number of shares is equal to (i) $405,981.49 plus $28,691.32 of Socius’ legal fees divided by 75% of the VWAP of our common stock over the 20-day trading period immediately following the date on which the shares were originally issued. The final number of shares issued to Socius is 5,883,896.

Item 1B. Risk Factors

You should consider each of the following risk factors and other information set forth in this Form 10-Q and the other reports we have filed with the SEC, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones that affect our operations and business. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business or operations. A full set of risk factors is set out in our Form 10-K filed with the SEC on March 22, 2011.

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

We have not obtained title insurance for our properties. Title to the properties in which we have an interest may be and in fact has been challenged in Mexico. In Mexico we have lost title, although we are attempting to recover it and, if such an event occurred in China, we will likely incur significant costs and lose valuable time in defending such a challenge. If such claims are successful, we will lose our interest in the respective properties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between January 3 and May 27, 2011 an investor elected to convert three outstanding notes payable totaling $170,000 plus accrued interest of $3,000; $1,800 and $2,000 respectively. We issued a total of 2,671,145 shares in lieu of a cash payment.

On January 18, 2011, we issued 50,000 shares of restricted common stock to a company, pursuant to the signing of a term sheet proposing $2.5 million of convertible debt financing for us, for fair value of $5,400.

On January 25, 2011, we issued 1,410,000 common share purchase warrants to directors and consultants at an exercise price of $0.11 exercisable for a period of three years from the date of issuance.

As an element of our ongoing financing program on January 27, 2011, the Superior Court of the State of California for the County of Los Angeles entered an Order Approving Stipulation for Settlement of in the matter entitled Socius CG II, Ltd. v. Silver Dragon Resources Inc. The order provided for settlement of Socius GC II, Ltd.’s (“Socius”) $405,981 claim against us. Socius purchased the claims from seven creditors of Silver Dragon. On January 28, 2011, we issued 9,000,000 shares of common stock to Socius and Socius subsequently returned 3,116,104 shares for cancellation.

On January 31, 2011, we issued 15,000 shares of restricted common stock to an individual for investor relation services provided, for fair value of $1,500.

On February 23, 2011, we issued 100,000 shares of restricted common stock to an individual pursuant to an addendum to an agreement signed October 7, 2010, for fair value of $12,400.

On February 15, 2011, we issued 8.6 million share purchase warrants to an investor, as part of a financing arrangement (note 7) at an exercise price of $0.50 for a period of three years from the date of issuance.

On February 17, 2011, we issued 250,000 share purchase warrants to a company at an exercise price of $0.07 exercisable for a period of one year from the date of issuance.

On April 20, 2011, we issued 125,000 shares of restricted common stock to a law firm for legal services provided in connection with the convertible financing agreement closed on April 21, 2011, for fair value of $20,000.

On May 20, 2011, we issued 400,000 and 750,000 shares of restricted common stock for services provided in connection with investor relations, for a fair value of $45,400 and $83,625 respectively.

On May 27, 2011, we closed a private placement and issued 1,250,000 units at $0.10 per unit for a total of $125,000. Each unit comprises of one common share and one common share purchase warrant. Each warrant of this type being exercisable for a period of 12 months to acquire one common share at an exercise price of $0.20.

On May 27, 2011, we issued 1,250,000 warrants exercisable for a period of 24 months to acquire one common share at an exercise price of $0.50.

On May 31, 2011, we issued 250,000 free trading shares pursuant to the conversion of a note of $20,719 principal.

On June 16, 2011, we issued 50,000 shares of restricted common stock for services provided in connection with investor relations, for a fair value of $5,000.

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

SILVER DRAGON RESOURCES INC.

Dated: August 10, 2011	By: /s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer

Dated: August 10, 2011	By: /s/ Jeffrey D. Sherman
Jeffrey D. Sherman, Chief Financial Officer