Form 10-Q
period 2011-09-30
Silver Dragon Resources Inc.
filed 2011-11-08
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

SILVER DRAGON RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	0-29657	33-0727323
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

[    ] Yes         [    ] No

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

As of October 25, 2011 there were 127,659,990 shares of common stock outstanding, par value $0.0001.

As of October 25, 2011 the aggregate market value was $6,383,000 based on upon the closing sale price of the common stock as reported by the Over-the-Counter Bulletin Board (“OTCBB”) on that date.

SILVER DRAGON RESOURCES INC.

INDEX TO FORM 10-Q

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 and 2010

(EXPRESSED IN UNITED STATES FUNDS)

Part I	FINANCIAL INFORMATION
Item 1	Financial Statements	3
	Consolidated Balance Sheets (Unaudited)
	Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	Consolidated Statements of Cash Flows (Unaudited)
	Notes to the Consolidated Financial Statements (Unaudited)
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4	Controls and Procedures	22
Part II	OTHER INFORMATION
Item 1	Legal proceedings	24
Item 1A	Risk Factors	25
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3	Defaults upon Senior Securities	27
Item 5	Other information	27
Item 6	Exhibits	28

Part I     FINANCIAL INFORMATION
Item 1    Financial Statements

SILVER DRAGON RESOURCES INC.
(An exploration company)
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2011	2010
ASSETS
Current assets
Cash	$78,580	$96,563
Other receivable	71,938	–
Notes receivable (note 4)	2,305,158	–
Prepaid expenses	131,823	203,258
Total current assets	2,587,499	299,821

Notes receivable (note 4)	2,000,000	–
Deferred expenses	168,000	220,125
Plant and equipment, net (note 5)	55,538	90,875
Equity investment (note 6)	4,533,109	4,832,922

Total assets	$9,344,146	$5,443,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$562,864	$1,127,839
Accrued liabilities	425,348	309,466
Promissory note payable (note 7)	166,623	166,623
Convertible notes payable (note 8)	85,458	170,000
Related party payables (note 9)	–	260,256
	1,240,293	2,034,184
Non-current liabilities
Convertible notes payable (note 8)	3,935,341	–
Total liabilities	5,175,634	2,034,184

Capital stock (note 10)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.0001 par value, 300,000,000 shares authorized (2010 – 150,000,000), 118,559,215 shares issued and outstanding (2010 – 98,728,017 issued and outstanding)	11,856	9,873
Additional paid-in capital (note 10)	43,174,708	39,641,412
Treasury (550,000 shares)	(209,000)	(209,000)
Deficit accumulated during the exploration stage	(38,928,589)	(36,054,080)
Accumulated comprehensive income	119,537	21,354
Stockholders’ equity	4,168,512	3,409,559

Total liabilities and stockholders’ equity	$9,344,146	$5,443,743

Going concern (note 2)
Commitments and contingencies (note 12)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(An exploration stage company)
Consolidated Statements of Operations and Comprehensive Loss
For the three and nine-month periods ended September 30, 2011 and 2010, and
Cumulative for the period from June 15, 1996 (date of inception) to September 30, 2011
(Unaudited)

	For the three-month periods ended		For the nine-month periods ended		For the period from June 15, 1996 (date of inception) to Sept 30, 2011
	Sept 30 2011	Sept 30 2010	Sept 30 2011	Sept 30 2010
Operating expenses
Exploration	$–	$31,011	$–	$181,792	$7,174,048
General and administrative	602,596	520,126	1,739,032	1,528,404	27,425,823
Write-off of Mexican assets	–	–	–	–	3,242,039
Total operating expenses	602,596	551,137	1,739,032	1,710,196	37,841,910
Loss from operations	(602,596)	(551,137)	(1,739,032)	(1,710,196)	(37,841,910)

Other (expenses) income
Interest expense	(416,951)	(72,709)	(812,892)	(72,906)	(1,286,663)
Interest income	25,000	–	62,500	–	62,500
Gain (loss) on embedded derivative	–	22,500	–	(76,500)	–
Net loss on equity investment	(194,227)	(328,710)	(385,085)	(1,029,923)	(955,117)
Forgiveness of debt	–	–	–	–	38,871
Gain on sale of interest of Subsidiary	–	–	–	–	1,816,733
Non-recurring items	–	–	–	–	(713,269)
Total other expenses	(586,178)	(378,919)	(1,135,477)	(1,179,329)	(1,036,945)

Loss before income taxes	(1,188,774)	(930,056)	(2,874,509)	(2,889,525)	(38,878,855)
Provision for income taxes	–	–	–	–	–

Net loss from continuing operations, after tax	(1,188,774)	(930,056)	(2,874,509)	(2,889,525)	(38,878,855)
Minority interest	–	–	–	–	253,021
Loss from discontinued operations (net of tax)	–	–	–	–	(302,755)

Net loss	(1,188,774)	(930,056)	(2,874,509)	(2,889,525)	(38,928,589)
Other comprehensive income (loss)
Foreign exchange gain (loss)	89,414	(6,452)	98,183	(14,085)	119,537

Comprehensive loss	(1,099,360)	$(936,508)	(2,776,326)	$(2,903,610)	$(38,809,052)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted average number of common shares outstanding – basic and diluted	109,861,073	95,961,873	113,827,074	93,616,627

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2011 and 2010, and
Cumulative for the period from June 15, 1996 (date of inception) to September 30, 2011
(Unaudited)

			For the period
			from June 15, 1996 (date of
	Sept 30	Sept 30	inception) through Sept 30,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(2,874,509)	$(2,889,525)	$(38,928,589)
Net loss from discontinued operations	-	-	302,755
Net loss from continuing operations excluding minority interest	(2,874,509)	(2,889,525)	(38,625,834)
Adjustments for:
Depreciation	35,335	69,921	560,175
Net loss from equity investment	385,085	1,029,923	1,052,815
Loss on recognition of embedded derivative	-	76,500	-
Interest on convertible notes payable	105,894	-	105,894
Shares issued for services	90,950	369,126	8,564,071
Warrants and options issued for services	249,822	196,377	3,858,034
Amortization of beneficial conversion feature	353,507	70,476	453,348
Write-down of mineral rights	-	-	3,411,309
Write-down of assets	-	45,123	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivable	(71,938)	-	(87,327)
Deferred expenses	123,560	135,391	282,266
Accounts payable	(130,301)	6,347	2,200,038
Accrued liabilities	115,882	(21,033)	394,513
Other	-	-	680,990
Net cash used in operating activities	(1,616,713)	(911,374)	(18,540,459)

Cash flows from investing activities
Investments in mineral rights	-	(15,564)	(1,920,441)
Additional contribution to Sino-Top	(85,272)	65,451	(3,531,461))
Acquisition of plant and equipment	-	-	(981,486)
Other	-	-	4,364,090
Net cash (used in) provided by investing activities	(85,272)	49,887	(2,069,298)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	125,000	569,000	18,022,492
Share issuance costs	(8,750)	(15,750)	(206,686)
Related party loans payable	-	183,069	1,192,922
Repayments of related party payables	(260,256)	-	(722,813)
Minority interest	-	-	253,021
Promissory note payable	-	-	516,623
Write-down of promissory note payable	-	-	(350,000)
Issuance of convertible notes payable (note 11)	1,729,825	120,000	1,878,318
Other	-	-	(59,609)
Net cash provided by financing activities	1,585,819	856,319	20,524,268

Effect of exchange rate on cash	98,183	(20,316)	164,069
Change in cash	(17,983)	(25,484)	78,580
Cash - beginning of period	96,563	137,448	-
Cash - end of period	$78,580	$111,964	$78,580

Supplemental cash flow information (note 11)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

1. Nature of Business and Basis of Presentation

Silver Dragon Resources Inc. was incorporated on May 9, 1996 in the State of Delaware and its executive office is in Toronto, Canada. It carries out operations through subsidiaries in Canada and Mexico and an affiliate in China, although operations in Mexico are dormant pending resolution of a lawsuit (see note 12(d)). Silver Dragon Resources Inc. and its subsidiary and affiliate (collectively referred to as “Silver Dragon” or the “Company”) are in the exploration stage as defined by Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 915 “Accounting and Reporting For Development Stage Entities.”

The Company’s strategy is to acquire and develop a portfolio of silver properties in proven silver districts globally. To date, the Company has generated no sales and has devoted its efforts primarily to financing, by issuing common shares and convertible debt, and exploring its properties.

The accompanying consolidated financial statements of the Company have been prepared following generally accepted accounting principles in the United States (“US GAAP”), are expressed in United States funds, and pursuant to the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended December 31, 2010 filed in the Company’s Annual Report on Form 10-K.

2. Going Concern and Exploration Stage Activities

These consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.

At September 30, 2011, the Company had working capital of $1,347,206 (December 31, 2010 – ($1,734,363)), had not yet achieved profitable operations, incurred a net loss of 2,874,509 for the nine months ended September 30, 2011 (2010 – $2,889,525), has accumulated losses of $38,928,589 since its inception, and expects to incur further losses in the development of its business. These factors cast doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations. Management believes that the Company will be able to obtain additional funds by equity or convertible debt financing; however, there is no assurance of additional funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. These consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company were unable to continue as a going concern.

3. Financial Instruments

The carrying value of cash, notes receivable, accounts payable, accrued liabilities, promissory note payable, current portion of convertible notes payable and related party payables approximated their fair value as of September 30, 2011 and December 31, 2010 due to their short-term nature. Management believes that the carrying value of the non-current portion of convertible notes payable and notes receivable approximates their fair value.

Cash consists of demand deposits at a bank. There are no cash equivalents.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

3. Financial Instruments, continued

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from its financial instruments. While the reporting currency is the United States Dollar (“USD”), $105,314 of consolidated expenses for the nine-month period ended September 30, 2011 are denominated in Mexican Pesos; and $661,724 of consolidated expenses for the nine-month period ended September 30, 2011, are denominated in Canadian Dollars. As at September 30, 2011; $900,221 of the net monetary liabilities are denominated in Mexican Pesos; and $726,546 of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

4. Notes Receivable

(a)

Notes receivable consists of ten notes issued by an investor. (note 8(a)), each in the principal amount of $200,000 and bearing interest of 5% per annum, with payment to the Company due on or before the earlier of (i) 49 months from February 15, 2011, or (ii) subject to certain conditions; a series of dates beginning September 15, 2011 and continuing on the 15th of each month thereafter. Three of the notes receivable are secured by real estate property owned by the investor and the remainder are unsecured.

On June 20, 2011, the Company agreed with the investor to modify the terms of certain notes. The notes that were due on September 15, 2011 and October 15, 2011 were redeemed in exchange for $271,561 on July 1, 2011 with the difference recorded as interest expense.

(b)

Notes receivable includes a promissory note issued by an investor on April 11, 2011 (note 8(b)) for $300,000, bearing interest at 6% per annum and secured by assets with a value of not less than $300,000. The agreement was amended on October 12, 2011, and as a result $200,000 was paid on October 14, 2011. The remaining $100,000 principal and interest is due on January 31, 2012.

(c)

Notes receivable comprises of four notes issued to an investor on April 19, 2011 (note 8 (c)) of $500,000 each, totaling $2,000,000 and bearing interest at 5.25% per annum, with payment of principal and interest due on maturity on April 19, 2014. The notes are secured and collateralized. The Company has received $650,000 of the $1,000,000 initial note, and of the remaining $350,000 non-interest bearing receivable, $100,000 is currently due and $250,000 is due November 19, 2011.

5. Plant and Equipment, net

		Accumulated	September 30, 2011	December 31, 2010
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$31,100	$9,459	$12,205
Office equipment	45,720	27,351	18,369	21,610
Leasehold improvements	195,667	167,957	27,710	57,060
	$281,946	$226,408	$55,538	$90,875

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

6. Equity Investment Sanhe Sino-Top Resources & Technologies Ltd., China

Gansu Shengda Group Ltd. (“Shengda”), owns 52%, and Exploration Unit of North China Geological Exploration Bureau, also known as Huaguan Industrial Corp. (“HIC”) and 5 individuals own 8%, and the Company owns 40% of Sino-Top, whose assets mainly consist of six exploration properties. Erbahuo, a seventh exploration property controlled by Sino-Top, is 70% beneficially owned by the Company and 30% by HIC.

Carrying value of investment at December 31, 2010		$4,832,922
Additional investment and advances		85,272
40% share of net loss for the nine-month period ended September 30, 2011		(385,085)
Carrying value of investment at September 30, 2011		$4,533,109

Share of loss for the nine-month period ending September 30:
	2011	2010
Exploration expenses	$(260,115)	$(907,218)
General and administrative expenses	(124,970)	(122,705)
Share of loss for the nine-month period (at 40%)	$(385,085)	$(1,029,923)

7. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 with a carried interest rate of 5% per month, unsecured, and no maturity date. During the nine-month period ended September 30, 2011, the Company incurred interest of $74,980.

8. Convertible Notes Payable

	Current	Non-current
Balance, December 31, 2010	$170,000	$-
Issued during the nine-month period ended September 30, 2011	225,000	6,316,500
Deferred charges	(19,542)	(1,937,357)
Converted during the nine-month period ended September 30, 2011	(290,000)	(443,802)
Balance, September 30, 2011	$85,458	$3,935,341

(a)

On February 15, 2011, the Company closed a convertible financing of $2.5 million bearing interest of 5.5% per annum over a four-year period, with consideration of $500,000 paid at closing and $2,000,000 paid in a series of ten notes (note 4(a)), each in the principal amount of $200,000, due on or before the earlier of (i) 49 months from February 15, 2011, or (ii) subject to certain conditions, a series of dates beginning on September 15, 2011 and following on the 15th of each month thereafter (note 4(a)). The Company has the right to offset the payment of any unpaid note receivable subject to certain conditions. In exchange for the note receivable issued, the Company issued a convertible note payable with a face amount of $2,766,000 due February 15, 2015, which represents the $2,500,000 paid or to be paid to the Company by the investor and other fees and expenses. The investor also received a warrant to purchase 8.6 million common shares of the Company at an exercise price of $0.50 per share at any time within three years after the date of issuance.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

8. Convertible Notes Payable, continued

The proceeds of the financing were allocated between the convertible note payable ($1,938,233), the related warrants ($242,090), the related expenses ($343,391), and the beneficial conversion feature ($242,786) based upon their respective fair values in accordance with ASC 470 (“Debt”). The difference between the face value of the convertible note payable and the allocated value is being charged to interest expense over the term of the convertible note payable. The fair value of the beneficial conversion feature will be allocated over the term from commitment date to the maturity date of the convertible note payable. Contingent beneficial conversion features will be recognized when the outstanding conditions have been met and will be amortized from the date of recognition to the maturity date of the convertible note payable. The fair value of the warrants and the related expenses will be allocated over the term from the commitment date to the maturity date of the convertible note payable.

(b)

On April 11, 2011, the Company issued two unsecured, convertible notes with a principal amount of $100,000 and $300,000, bearing interest at 6% per annum and maturing April 11, 2013. This reflects an original issue discount of 4% and the sale of this note to the holder for $96,000 and $288,000 respectively. The notes are convertible into common stock, at the lender’s option, at a 30% discount of any four trading days prior to and including the day of conversion. As consideration, the Company received the note receivable set out in note 4(b).

(c)

On April 19, 2011, the Company closed a convertible financing agreement with a privately-held US investment firm. The total planned funding amount is $3,000,000, with payment consisting of $1,000,000 through a convertible promissory note and four $500,000 promissory notes, bearing interest at 5%, secured and collateralized by the lender.

The initial note provides for $1,000,000 in the form of cash payments to be made to the Company according to a funding schedule expiring 180 days after an effective registration statement covering the resale of the shares of common stock issuable upon conversion of the note, assuming certain share volume and prices are met. The registration statement became effective on May 19, 2011. $650,000 was paid to the Company. $100,000 is currently due and $250,000 is due November 19, 2011 (note 4(c)). The subsequent notes each aggregate $500,000 consideration, totaling $2,000,000, which are secured and collateralized, over the remainder of the three-year period. The total face amount of the convertible notes issued is $3,150,000, which represents $3,000,000 to be paid to Company and other fees and expenses to be paid to the lender. The difference between the fair value of the convertible note payable and the allocated value is being charged to interest expense over the term of the convertible note payable. The fair value of the beneficial conversion feature as at September 30, 2011 is $977,083. The fair value of the beneficial conversion feature will be allocated over the term from the commitment date to the maturity date of the convertible note payable.

(d)

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

9. Related Party Transactions and Balances

	September 30, 2011	December 31, 2010
Unpaid remuneration	$-	$213,040
Advances	-	47,216
	$-	$260,256

During the nine-month period ended September 30, 2011, the Company incurred $247,590 (September 2010 - $216,000) in management fees paid to a company controlled by a director for services rendered other than in his capacity as director.

10. Capital Stock

Stock Issuances	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Treasury	Accumulated Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balance, December 31, 2010	98,728,017	$9,873	$39,641,412	$(36,054,080)	$(209,000)	$21,354	$3,409,559
Shares issued for cash	1,250,000	125	124,875	-	-	-	125,000
Shares issued for services	1,490,000	149	174,427	-	-	-	174,576
Shares issued on conversion of notes	11,957,302	1,196	838,500				839,696
Shares issued for settlement of debt	5,883,896	588	434,085				434,673
Warrants issued for cash	-	-	80,389	-	-	-	80,389
Warrants issued for services	-	-	373,695	-	-	-	373,695
Beneficial conversion feature			1,599,625				1,599,625
Shares issuance costs	-	-	(8,750)	-	-	-	(8,750)
Shares cancelled	(750,000)	(75)	(83,550)				(83,625)
Other comprehensive income (loss)	-	-	-	-	-	98,183	98,183
Net loss nine-month period ended September 30, 2011	-	-	-	(2,874,509)	-	-	(2,874,509)
Balance, September 30, 2011	118,559,215	$11,856	$43,174,708	$(38,928,589)	$(209,000)	$119,537	$4,168,512

(a)

Between January 3 and September 27, 2011 an investor elected to convert five outstanding notes payable totaling $290,000 plus accrued interest of $11,600. The Company issued a total of 4,717,302 shares in lieu of a cash payment (note 8(d)).

(b)

On January 18, 2011, the Company issued 50,000 shares of restricted common stock to a company, pursuant to the signing of a term sheet proposing $2.5 million of convertible debt financing for the Company, for fair value of $5,400 (note 8(d)).

(c)

On January 25, 2011, the Company issued 1,410,000 common share purchase warrants to directors and consultants at an exercise price of $0.11 exercisable for a period of three years from the date of issuance.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
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

(g)

On February 15, 2011 the Company issued 8.6 million share purchase warrants to an investor, as part of a financing arrangement (note 8) at an exercise price of $0.50 for a period of three years from the date of issuance.

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

(j)

On May 20, 2011, the Company issued 400,000 and 750,000 shares of restricted common stock for services provided in connection with investor relations, for a fair value of $45,400 and $83,625 respectively. On August 24, 2011, the Company cancelled 750,000 shares since the contract for services was cancelled.

(k)

On May 27, 2011, the Company closed a private placement and issued 1,250,000 units at $0.10 per unit for a total of $125,000. Each unit comprises of one common share and one common share purchase warrant. Each warrant of this type being exercisable for a period of 12 months to acquire one common share at an exercise price of $0.20.

(l)	On May 27, 2011, the Company issued 1,250,000 warrants exercisable for a period of 24 months to acquire one common share at an exercise price of $0.50.

(m)	Between May 31 and September 16, 2011, the Company issued 3,850,000 free trading shares pursuant to the conversion of a note of $303,360 principal (note 8(c)).

(n)	On June 16, 2011, the Company issued 50,000 shares of restricted common stock for services provided in connection with investor relations, for a fair value of $5,000.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

10. Capital Stock, continued

(o)	Between August 16 and September 28, 2011, the Company issued 3,390,000 shares pursuant to the conversion of a note of $140,441 principal and $94,294 interest (note 8(a)).

(p)

On August 10, 2011, the Company issued 100,000 common share warrants to an employee at an exercise price of $0.15 exercisable for a period of two years from the date of issuance, for fair value of $6,139.

Warrants

As at September 30, 2011, 23,949,666 warrants were outstanding, having an exercise price between $0.07 and $5.00 per share with an average remaining contractual life of 2.06 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2010	15,218,237	$0.55
Issued during the nine-month period ended September 30, 2011	12,960,000	0.41
Expired during the nine-month period ended September 30, 2011	(4,228,571)	(0.48)
Balance, September 30, 2011	23,949,666	$0.49

As at September 30, 2011, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.07 - $1.00	22,714,666	2.11 years	$0.43
$1.01 - $2.00	1,017,500	1.18 years	$1.26
$2.01 - $5.00	217,500	0.39 years	$2.93

Options

As at September 30, 2011, 700,000 options were outstanding, having an exercise price between $0.10 and $0.95 per share with an average remaining contractual life of 0.73 years.

		Weighted average
	Number of	exercise price
	options
Balance, December 31, 2010	700,000	$0.70
Balance, September 30, 2011	700,000	$0.70

As at September 30, 2011, the range of exercise prices of the outstanding options were as follows:

			Weighted
		Average remaining	average exercise
Range of exercise prices	Number of options	contractual life	price
$0.10 - $0.95	700,000	0.73 years	$0.70

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

11. Supplemental Cash Flow Information

Issuance of convertible notes payable

	September 30,	December	For the period
	2011	31, 2010	from June 15, 1996 (date of
			inception) through Sept 30, 2011
Issuance of convertible notes payable	$4,990,000	$-	$4,990,000
Cash advances	1,285,000	120,000	1,428,493
Notes receivable	(4,855,158)	-	(4,855,158)
Cash repayments on notes receivable	550,000	-	550,000
Deferred charges	(240,017)	-	(240,017)
	$1,729,825	120,000	1,873,318

12. Commitments and Contingencies

(a)	In 2007, the Company entered into a five year lease agreement for office, which ends March 31, 2012. The future minimum commitment under the lease obligations for office premises are as follows:

2011	$27,261
2012	27,262
$54,523

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

(b)	Under an agreement with HIC, the Company has committed to provide capital contributions to cover expenses proportionate to its equity interest in Sino-Top.

(c)

In December, 2010, shareholders of the Company received a letter from a shareholder which contained two items. The first was a copy of a legal proceeding filed in China and the second was a letter making certain allegations regarding the Company and its management. The legal proceeding was filed by two shareholders and sought to invalidate the Company’s sale in 2008 of 50% of Sanhe Sino-Top Resources & Technologies, Ltd. The Company believes that the legal proceeding was frivolous and wholly without merit. The sale in question was made to a Chinese government-owned entity, after the receipt of approval by the Ministry of Commerce in China. The second item was a letter written by a purported “Minority Shareholder Committee,” claiming that it had initiated the proceeding. The letter alleged that the Company and its management had engaged in various improper and illegal activities. The Company, on several occasions, through its legal counsel in several countries, had asked that individual to cease and desist, and subsequently filed a Writ of Summons in the High Court of the Hong Kong Special Administrative Region, Court of First Instance claiming damages for libel, an injunction and other relief. On May 4, 2011, judgment was given in favor of the Company for damages for libel, malicious falsehood, interest and costs, with amounts to be assessed by the court.

(d)

The Company’s Mexican subsidiary has been subjected to irregularities that it is seeking to redress. Legal proceedings were heard and decided on an ex parte basis, without notice to the Company that resulted in its Mexican subsidiary losing title to its mineral assets. In December 2010, the Company became aware of this situation, and is now taking steps through the courts in Mexico to redress the situation. It has commenced a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities. The court proceedings are continuing in Mexico.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010
(Unaudited)

13. Subsequent Events

On October 12, 2011, the Company amended the terms of the two promissory notes issued April 11, 2011 and during October 2011, the Company issued 8,250,000 shares pursuant to this amended agreement (note 8 (b)).

On October 14, 2011 and October 21, 2011, the Company issued 620,000 and 1,000,000 shares respectively pursuant to a convertible promissory note issued February 15, 2011 (note 8(a)).

During October 2011, the Company issued 1,831,482 shares in connection with the convertible note that was issued April 8, 2011 (note 8(d)).

14. Segmented Information

As at September 30, 2011	Corporate	Mexico		China	Total

Equity investment	$-	$-		$4,533,109	$4,533,109
Notes receivable	$4,305,158	$-	$		$4,305,158
Total assets	$4,809,221	$1,816		$4,533,109	$9,344,146

Nine-month period ended September, 2011	Corporate	Mexico	China	Total

Revenues	$-	$-	$-	$-
Depreciation	$35,335	$-	$-	$35,335
Loss before income tax	$(2,384,060)	$(105,314)	$(385,135)	$(2,874,509)

As at December 31, 2010	Corporate	Mexico		China	Total

Equity investment	$-	$-		$4,832,922	$4,832,922
Notes receivable	$-	$-	$		$-
Total assets	$610,821	$-		$4,832,922	$5,443,743

Nine-month period ended September 30, 2010	Corporate	Mexico			Total

Revenues	$-	$-	$		$-
Depreciation	$41,566	$28,355	$		$69,921
Loss before income tax	$(1,739,540)	$(120,062)		$(1,029,923)	$(2,889,525)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-looking statements

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbor processes for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

CHINA

The properties in China, in which we have an interest, continue to be drilled and tunneled. Geologic mapping, trenching, tunneling and drilling work are underway for three of the properties known as Dadi, Laopandao, and Aobaotugounao. An NI 43-101 report on Laopandao property will be completed during the fourth quarter of this year and the N 43-101 report on Dadi was be updated during the third quarter.

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

  The construction of the ore processing mill and the underground mining system will commence in order for Dadi to become a producing property.

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

Products	Production rate (%)	Grade (%)		Grade (g/t) Ag	Recovery rate (%)		Ag
		Pb	Zn		Pb	Zn
Lead concentrates Zinc concentrates Tails Crude ore	2.05 3.14 94.81 100.00	66.40 1.12 0.12 1.51	3.90 42.48 0.39 1.78	2,965.04 1,943.48 31.04 151.24	90.14 2.33 7.53 100.00	4.48 74.79 20.73 100.00	40.19 40.35 19.46 100.00

3.	The ore processing test has provided efficient results on the recovery of useful metals.

4.	Lead occurs in sulfides, which have good floatability and are easily recovered.

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

In summary, our exploration work is focused on three of the six exploration properties:

  Dadi Silver-Lead-Zinc Polymetallic project: Drilling and tunneling projects are in progress, with 1,072.7m drilling (3 holes completed and 1 in progress) and 264m tunneling completed in the year to date. The tunneling project includes an exploratory tunnel aimed to explore the No. IV mineralized body and a mining tunnel to reach the No. II mineralized body. Moreover, the engineering design for mine development is in progress, paving the way for permitting and production preparations.

  Laopandao Silver-Tin-Copper Polymetallic project: A tunneling project is in progress, with 235.4m tunneling completed current year to date, which aims to continue defining the extensions of the No .III mineralized body. A metallurgic test is to be conducted later this year.

  Aobaotugounao Silver-Lead-Zinc Polymetallic project: A drilling project is in progress, with 482.2m drilling (two holes) completed current year to date. Three more drill holes have been approved within the 2011 exploration season due to the mineralization discovered.

  In addition, field surveys are being conducted on the three other properties of Yuanlinzi, Zhuanxinhu and Shididonggou to determine if their potentials may justify further exploration work.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2011

Total operating expenses for the nine months ended September 30, 2011 were $1,739,032 compared to $1,710,196 for the same period in the prior year. Loss on equity investment reduced from $1,029,923 in the prior period to $385,085 in the current period as a result of building less infrastructure in the current period. Interest expenses increased significantly from $72,906 to $812,892 as a result of the issuance of convertible notes payable.

Net sales were $nil for both the periods ended September 30, 2011 and September 30, 2010 as there was no production at any of the properties.

Three months ended September 30, 2011 and September 30, 2010.

Total operating expenses for the three months ended September 30, 2011 were $602,596 (2010 – $551,137). Interest expense increased significantly from $72,709 to $416,951 as a result of the issuance of convertible notes payable.

Summary of Quarterly Results

The following table sets forth selected results of operations for our most recently completed quarters:

Quarter ended	Total operating expenses ($)	Total other expenses/ (income) ($)	Net loss ($)	Basic and diluted net loss per common share
September 30, 2011	602,596	586,178	1,188,774	$0.01
June 30, 2011	547,835	403,204	951,039	$0.01
March 31, 2011	588,601	146,096	734,697	$0.01
December 31, 2010	3,083,621	(1,654,828)	1,428,793	$0.03
September 30, 2010	551,137	378,919	930,056	$0.01
June 30, 2010	471,597	688,671	1,160,268	$0.01
March 31, 2010	687,512	111,689	799,201	$0.01

In the quarter ended December 31, 2010 we wrote off our Mexican assets for a total of $2,335,289 which was included in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011 we had working capital of $1,347,206 (December 31, 2010 – ($1,734,363)). We have funded our expenses and capital requirements through the issuance of shares, warrants and notes. Sales of shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder, and/or Regulation S thereunder. All of the purchasers of the shares were sophisticated or accredited investors. The shares were issued with a restrictive legend.

We expect to invest approximately $1,050,000 into Sino-Top in 2011. These funds are to be invested towards exploration and property maintenance on the seven properties in the portfolio and conducting a Canadian National Instrument (NI) 43-101 report on the Laopandao property and updating the NI43-101 report on the Dadi property.

On January 11, 2011, we issued a convertible note with a principal amount of $65,000. On March 1, 2011 we issued a convertible note with a principal amount of $55,000. On April 8, 2011, we issued a convertible note with a principal amount of $50,000. The notes bear interest of 8% per annum, are unsecured, and are due on October 13; December 2, 2011 and January 12, 2012, respectively. The notes are convertible into common stock, at the lender’s option, at a discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion. The lender has agreed to restrict its ability to convert the notes and receive shares of common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

On February 15, 2011, we closed a convertible financing of $2.5 million bearing interest of 5.5% per annum over a four-year period, with consideration of $500,000 paid at closing and $2,000,000 to be paid in a series of ten notes, each in the principal amount of $200,000, with each due on or before the earlier of (i) 49 months from February 15, 2011, or (ii) subject to certain conditions, a series of dates beginning on September 15, 2011 and following on the 15th of each month thereafter. We have the right to offset the payment of any unpaid note receivable subject to certain conditions. In exchange for the note receivable issued, we issued a convertible note payable to the investor with a face amount of $2,766,000 due February 15, 2015, which represents the $2,500,000 paid or to be paid to us by the investor and other fees and expenses. The investor also received a warrant to purchase 8.6 million common shares of the Company at an exercise price of $0.50 per share at any time within three years after the date of issuance.

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

On April 11, 2011, we issued two unsecured, convertible notes with a principal amount of $100,000 and $300,000, bearing interest at 6% per annum and maturing April 11, 2013. This reflects an original issue discount of 4% and the sale of this note to the holder for $96,000 and $288,000 respectively. The notes are convertible into common stock, at the lender’s option, at a 30% discount of any four trading days prior to and including the day of conversion. The $300,000 note shall be paid for by the issuance of a $300,000 promissory note.

On April 19, 2011, we closed a convertible financing agreement with a privately-held US investment firm. The total planned funding amount is $3,000,000, with payment consisting of $1,000,000 through a convertible promissory note and four $500,000 promissory notes, bearing interest at 5%, secured and collateralized by the lender.

The initial note provides for $1,000,000 in the form of cash payments to be made to us according to a funding schedule expiring 180 days after an effective registration statement covering the resale of the shares of common stock issuable upon conversion of the note, assuming certain share volume and prices are met. The registration statement became effective on May 19, 2011. $650,000 was paid to us. $100,000 is currently and $250,000 is due November 19, 2011 The subsequent notes each aggregate $500,000 consideration, totaling $2,000,000, which are secured and collateralized, over the remainder of the three-year period. The total face amount of the convertible notes issued to is $3,150,000, which represents $3,000,000 to be paid to us and other fees and expenses to be paid to the lender. The difference between the fair value of the convertible note payable and the allocated value is being charged to interest expense over the term of the convertible note payable. The fair value of the beneficial conversion feature as at September 30, 2011 is $977,083. The fair value of the beneficial conversion feature will be allocated over the term from the commitment date to the maturity date of the convertible note payable.

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

We have identified below certain accounting policies that we believe are most important for the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 4 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed on March 22, 2011.

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

Equity Investment

Equity investments are entities over which we exercise significant influence but do not exercise control. These are accounted for using the equity method of accounting and are initially recognized at cost net of any accumulated impairment loss. Our share of these entities’ profits or losses after acquisition of our interest is recognized in the statement of operations and cumulative post-acquisition movements are adjusted against the carrying amount of the investment. When our share of losses on these investments equals or exceeds the carrying amount of the investment, we only recognize further losses where we have incurred obligations or made payments on behalf of the affiliate.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Material events occurred in Mexico over the past five years that were not reported to head office on a timely basis, as disclosed herein. Further, management has been unable to establish that disclosure controls and procedures are operating effectively to ensure that events and transactions affecting our subsidiary in Mexico are recorded, processed, summarized and reported within the required time periods. Management is of the view that controls over its operations in Canada and China are effective.

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934 Rule 13a-15(f). The framework used by management to evaluate internal controls over financial reporting is Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2011, because we were unable to obtain complete information regarding internal controls and process descriptions from our subsidiary in Mexico. In addition, the weaknesses referred to above under evaluation of disclosure controls and procedures also lead us to believe that our internal control over financial reporting was not effective as of September 30, 2011.

Changes in internal controls

There were no changes to internal controls in the third quarter.

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

PART II: OTHER INFORMATION

Item 1A. Legal Proceedings.

China

In December, 2010, shareholders of the Company received a letter from a shareholder which contained two items. The first was a copy of a legal proceeding filed in China and the second was a letter making certain allegations regarding Silver Dragon and its management. The legal proceeding was filed by two shareholders and sought to invalidate our sale in 2008 of 50% of Sanhe SinoTop Resources & Technologies, Ltd. We believe that the legal proceeding was frivolous and wholly without merit. The sale in question was made to a Chinese government-owned entity, after the receipt of approval by the Ministry of Commerce in China. The second item was a letter written by a purported “Minority Shareholder Committee,” claiming that it had initiated the proceeding. The letter alleged that the Company and its management had engaged in various improper and illegal activities. We, on several occasions, through our legal counsel in several countries, have asked that individual to cease and desist, and subsequently filed a Writ of Summons in the High Court of the Hong Kong Special Administrative Region, Court of First Instance claiming damages for libel, an injunction and other relief. On May 4, 2011, judgment was given in favor of the Company for damages for libel, malicious falsehood, interest and costs, with amounts to be assessed by the court.

Mexico

Our Mexican subsidiary has been subjected to irregularities that it is seeking to redress. Legal proceedings were heard and decided on an ex parte basis, without notice to us that resulted in our Mexican subsidiary losing title to its mineral assets. In December 2010, we became aware of this situation, and are now taking steps through the courts in Mexico to redress the situation. We have commenced a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities. The court proceedings are continuing in Mexico.

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

Item 1B. Risk Factors

You should consider each of the following risk factors and other information set forth in this Form 10-Q and the other reports we have filed with the SEC, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones that may affect our operations and business. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business or operations. A full set of risk factors is set out in our Form 10-K filed with the SEC on March 22, 2011.

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

From inception, we have generated limited revenues and have experienced negative cash flows from operating losses. We anticipate continuing to incur such operating losses and negative cash flows for the foreseeable future, and to accumulate increasing deficits as we increase our expenditures for exploration of minerals, infrastructure, research and development and general corporate purposes. Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability. Our history of operating losses and negative cash flows from operating activities will result in our continued dependence on external financing arrangements. In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure additional external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment. There is no guarantee that we will generate revenues or secure additional external financing. Our financial statements, which have been prepared in accordance with the US GAAP, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern.

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

It is possible that third parties will challenge our title for the properties in which we have an interest or that there could be other issues with title to our property.

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

No report required.

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

SILVER DRAGON RESOURCES INC.

Dated: November 1, 2011	By: /s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer

Dated: November 1, 2011	By: /s/ Jeffrey D. Sherman
Jeffrey D. Sherman, Chief Financial Officer