Form 10-Q/A
period 2011-09-30
Silver Dragon Resources Inc.
filed 2011-12-02
CIK 1017290

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

On the Cover Page of the Form 10-Q report, the checkbox to "Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days." was not checked. This has been corrected with a checked response of “Yes”. No other changes have been made to the report as originally filed.

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