Form 10-K
period 2011-12-31
Silver Dragon Resources Inc.
filed 2012-03-29
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes [ ]         No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [ ]         No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]         No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on the corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ x ]         No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Non-accelerated filer [ ]	Accelerated filer [ ]	Smaller reporting company[ x ]
(Do not check if smaller reporting
company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ]         No [ x ]

As of March 22, 2012, there were 166,803,092 shares of common stock outstanding, par value $0.0001.

As of June 30, 2011, the aggregate market value was $11,137,579 based upon the closing sale price of the common stock as reported by the Over-the-Counter-Bulletin-Board (“OTCBB”) on that date.

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

The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends in the mining industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business”. The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed in “Risk Factors”, there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in the report statement, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

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

Part I

As used in this Annual Report, “we”, “us”, “our”, “Company” or “Silver Dragon” refers to Silver Dragon Resources Inc. and all of its subsidiaries.

Available Information

We file annual, quarterly, current reports, proxy statements, and other information with the SEC. You may read and copy documents that have been filed with the SEC at their Public Reference Room, 450 Fifth Street, N. W. Washington DC. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to their website at www.sec.gov.

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

We own a 40% equity interest in Sanhe Sino-Top Resources and Technologies, Ltd. (“Sino-Top’’), which was incorporated in 2003 as a Chinese company wholly owned by Huaguan Industrial Corp. (“HIC’’), a subsidiary of the state-owned North China Geological Exploration Bureau. Sino-Top became an American-Chinese joint venture in 2005. Silver Dragon Resources Inc. acquired Sino-Top in 2006, and currently owns 40% of Sino-Top after having sold 50% of its ownership interest to its Chinese partners. The Chinese side, led by Gansu Shengda Group Ltd. (“Shengda”), at 52%, and HIC, at 8%, collectively own 60% of Sino-Top. Sino-Top holds exclusive exploration and development rights to six properties in northern China (Inner Mongolia), covering a total area of 139 km2. We are also entitled to 70% interest of 30% of the net proceeds of Erbahuo Silver mine, to which Chifeng Silver Dragon, a wholly-owned subsidiary of Sino-Top, holds exclusive exploration and mining rights.

We operate in Mexico through our wholly-owned subsidiary, Silver Dragon Mining De Mexico S.A. de C.V. (‘‘Silver Dragon Mexico’’), a Mexican company incorporated on April 21, 2006. As noted in the next paragraph, activities in Mexico are now dormant pending resolution of the legal situation.

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

Silver Mining Business in China

We acquired Sino-Top in 2006, and currently own 40% of Sino-Top. The Chinese side partners, led by Gansu Shengda Group Ltd. (“Shengda”), at 52%, and HIC, at 8%, collectively own 60% of Sino-Top. Sino-Top holds exclusive exploration and development rights to six properties in northern China (Inner Mongolia), covering a total area of 139 km2.

Erbahuo projects

On March 16, 2006, we entered into an agreement to acquire certain mining and exploration rights to the Erbahuo Silver Project by purchasing a 60% interest in Sino-Top from Sino Silver Corp. (the “Asset Purchase Agreement’). Sino-Top was an equity joint venture company originally created under the Joint Venture Agreement dated April 14, 2005 between Sino Silver and certain other parties. Pursuant to the Asset Purchase Agreement, we acquired a 60% interest in Sino-Top and became a party to the Joint Venture Agreement. Sino-Top held the exploration and mining rights to nine properties in the Erbahuo Silver District in Northern China (“Erbahuo Projects”). The total purchase price was $650,000 plus 4,000,000 shares of our restricted common stock, all of which had been delivered to Sino Silver following receipt of the requisite approvals to the transfer by the local Provincial Department of Commerce in China. In March 2007, we increased our interest from 60% to 90% in exchange for 2 million restricted common shares of the company. On May 9, 2007, we received approval from the Ministry of Commerce to change the equity joint venture to a contractual joint venture. On June 10, 2008 we signed a letter of intent with our state–owned Chinese Joint venture partner Exploration Unit of North China Nonferrous Geological Exploration Bureau, also known as Huaguan Industrial Corp. (“HIC”) to sell 50% equity interest in Sanhe Sino-Top Resources & Technologies Ltd. (“Sino-Top”), not including the Erbahuo mine, from Silver Dragon in exchange for $4.5 million. A definitive agreement was signed on July 4, 2008 to sell 50% of Sino-Top to HIC from Silver Dragon for $4.5 million. With respect to the Erbahuo mine, the ninth property controlled by Sino-Top at that time, Silver Dragon is entitled to a 70% interest in 30% of the net proceeds, and HIC would be entitled to 30%. On November 20, 2008 Gansu Shengda Group Ltd. (Shengda), a private Chinese conglomerate, agreed to acquire 52% of the equity interests in Sanhe Sino-Top Resources & Technologies, Ltd. (“Sino-Top”) from Huaguan Industrial Corp. (“HIC”), Silver Dragon’s state-owned Chinese joint venture partner. On January 21, 2010 Sino-Top sold the Saihanaobao and Liangdi Properties to Chinese State-owned Entities for approximately $4.2 Million.

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

During 2011, the properties in China, in which we have an interest, continue to be drilled and tunneled. Geologic mapping, trenching, tunneling and drilling work are underway for three of the properties known as Dadi, Laopandao, and Aobaotugounao. An NI 43-101 report on Laopandao property was completed during the fourth quarter of this year and the N 43-101 report on Dadi was updated during the fourth quarter of this year.

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

  Extensive exploration work was carried out during the 2010 and 2011 seasons with the major focus on mineralization zones I and II. These zones show the most significant mineralization so far. Although mineralization zones (III, IV, and V) also show significant potential, they were not the focus of the 2010 season.

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

On March 23, 2011 Chifeng Silver Dragon Resources & Technologies, Ltd. which owns the Erbahuo mine signed a definitive agreement with Guangxi Hongteng Mining, Ltd. (“GHM”) to commence production at the Erbahuo silver mine.

On April 5, 2011 we announced that Sanhe Sino-Top Resources & Technologies, Ltd. commenced this year’s approved exploration program on three of its properties in Northern China. The exploration targets include 6,000 metres (incl. 1,000 metres contingency) drilling, 2,500m tunneling, a 200m inclined shaft and a 260m shaft at Dadi; 5,000 metres (incl. 1,000 metres contingency) drilling, 1,000m tunneling and a metallurgic test at Laopandao; 1,000 metres drilling at Aobaotugounao. In addition, field surveys will be conducted on the Yuanlinzi, Zhuanxinhu and Shididonggou properties for exploration consideration and potential in 2012.

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

Products	Production rate (%)	Grade (%)		Grade (g/t)	Recovery rate (%)
		Pb	Zn	Ag	Pb	Zn	Ag
Lead concentrates	2.05	66.40	3.90	2,965.04	90.14	4.48	40.19
Zinc concentrates	3.14	1.12	42.48	1,943.48	2.33	74.79	40.35
Tails	94.81	0.12	0.39	31.04	7.53	20.73	19.46
Crude ore	100.00	1.51	1.78	151.24	100.00	100.00	100.00

3.	The ore processing test has provided efficient results on the recovery of useful metals.

4.	Lead occurs in sulfides, which have good floatability and are easily recovered.

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

On July 12, 2011, the Erbahuo silver mine formally commenced production with an official ribbon cutting ceremony. Local officials visited the project, toured the facilities and participated in the ceremony. After three months of preparatory work, GHM started mining silver ore utilizing the currently existing tunnels. An on-site pool leaching system will process the ore with a breakthrough cyanide-free leaching technology.

On September 7, 2011 we announced the completion of a preliminary feasibility study for the Company’s Dadi Silver Polymetallic project located in Inner Mongolia, China in accordance with Canadian Securities Administrators National Instrument 43-101 Standards of Disclosure for Mineral Projects.

The economic analysis estimates that at a 40 g/t cut-off grade, the Dadi project will generate net cash flows over the seven-year project life of $207 million, of which $82 million will accrue to the Company. The report estimates an internal rate of return (IRR) of 175% and a net present value (NPV) of $142 million applying an 8% discount rate. Based upon the Company’s 40% interest in the project, the IRR is 153% and NPV is $55 million. These figures are based on mineral resources and not on mineral reserves. The economic analysis included was based on measured and indicated resources. Inferred resources were not included in the economic analysis.

The report estimates the operating costs for the project at $11.50 per metric tonne of ore processed and the capital costs to bring the mine into production have been estimated at $13 million.

The key assumptions used in the estimates include a three-year average market price of $21/oz for silver and market price of $0.96/lb for zinc and $1.00/lb for lead. Key assumptions also include 20% dilution, 70% mining recovery and 40% cutoff grade. Metallurgical studies indicate 90% of the lead and 40% of the silver will be contained in the lead concentrate and 75% of the zinc and 40% of the silver will be contained in the zinc concentrate. The average grade of the lead concentrate is 66% lead and 2,965 g/t silver. The average grade of the zinc concentrate is 42% zinc and 1.943 g/t silver.

The study includes an NI 43-101 compliant resource estimation and model study to test the resource estimation. The resource estimation was calculated using a modified polygonal method incorporating cut-off grades of 1g/t silver and 40g/t silver. The following tables summarize the resource estimate.

Cut-off > 1g/t AG	Tonnes	Silver (g/t)	Lead %	Zinc %
Measured	836,700	184.7	2.19	1.95
Indicated	1,895,800	196.32	1.83	3.19
Measured + Indicated	2,732,500	192.76	1.94	2.81
Inferred	2,446,800	133.18	1.59	2.53
Cut-off > 40g/t AG	Tonnes	Silver (g/t)	Lead %	Zinc %
Measured	671,811	224.46	2.63	1.99
Indicated	1,185,080	305.67	2.81	3.97
Measured + Indicated	1,856,900	276.29	2.74	3.25
Inferred	1,173,400	263.89	3.01	3.66

On September 27, 2011 we issued an update on our projects in China:

Mining project: Erbahuo silver mine:

The Erbahuo silver mine, located in Wengniute county, Inner Mongolia, China, is 70% owned by Silver Dragon through its subsidiary Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng Silver”) and is currently being operated by Chifeng Silver’s partner GHM as part of a five-year agreement (see press release July 12, 2011).

Currently, mining work is mainly focused on tunnel development. Some new ore findings and mineralization are being studied for further exploration consideration.

Construction of the ore processing plant began. The facility will include a 100 ton per day grinding mill and a leaching facility. The ore will be processed with a breakthrough cyanide-free leaching technology that is proprietarily to GHM.

Exploration projects: Dadi, Laopandao and Aobaotugounao

Exploration work is focused on three of the six exploration properties of Sanhe Sino-Top Resources and Technologies Ltd. ("Sino-Top"), a Chinese company that holds exclusive exploration rights to these properties, located in the prolific Erbahuo Silver District in Inner Mongolia, China. Silver Dragon Resources Inc. has a 40% ownership interest in Sino-Top.

  Dadi Silver-Lead-Zinc Polymetallic project: Drilling and tunneling projects are in progress, with 1,072.7m drilling (3 holes completed and 1 in progress) and 264m tunneling completed in the year to date. The tunneling project includes an exploratory tunnel aimed to explore the No. IV mineralized body and a mining tunnel to reach the No. II mineralized body. Moreover, the engineering design for mine development is in progress, paving the way for permitting and production preparations. An application for a 2000 ton per day mining license has been submitted.
  Laopandao Silver-Tin-Copper Polymetallic project: A tunneling project is in progress, with 235.4m tunneling completed current year to date, which aims to continue defining the extensions of the No.III mineralized body. A metallurgic test is to be conducted later this year. An NI 43-101 report will be released in October.
  Aobaotugounao Silver-Lead-Zinc Polymetallic project: A drilling project is in progress, with 482.2m drilling (2 holes) completed current year to date. Three more drill holes have been approved within the 2011 exploration season due to the mineralization discovered.

On October 18, 2011, we reported on our on Exploration Progress at the Aobaotugounao Silver-Lead-Zinc Polymetallic Property in Northern China.

Highlights of the latest discoveries at Aobaotugounao include the following:

  Aobaotugounao is the third property with industrial silver, lead and zinc mineralization findings after the Dadi and Laopandao properties of Silver Dragon.
  Soil geochemical survey has revealed at least two NW trending anomaly zones at the Aobaotugounao Property.
  Surface testing samples also indicate silver, lead, and zinc enrichments along alteration zones in the hosting Jurassic volcanic strata.
  Two drill holes reveal silver, lead, and zinc mineralization intervals at exploration lines 15 and 11, and the highest grades of silver, lead and zinc reach 48.5 g/t, 3.2% and 3.72% respectively.

Aobaotugounao is one of six exploration properties of Silver Dragon in Inner Mongolia, China. This property is 21.07km3 and is located at 117°34"00"~117°37"30"N and 43°47"00"~43°50"00"E. It is approximately 9 kilometers to the Northwest of Tongxing Town of Keshiketeng County.

On December 7, 2011, Southampton Associates (retained by Silver Dragon) completed an Initial NI 43-101 Resource Estimate on our Laopandao Tin-Silver Polymetallic Project. Located in north central Inner Mongolia, approximately 650 kilometers north of Beijing, the Laopandao Tin-Silver Polymetallic project is readily accessible along modern, interprovincial, multi-lane highways, and secondary paved and gravel roads.

The report notes that tin-silver/lead-copper mineralization was discovered on the property during the 1970s. Subsequent prospecting, soil geochemical surveys, geological mapping geophysical surveys, diamond drilling and underground exploration/development discovered two anomalous areas on the property referred to as Anomaly 95 and Anomaly 102. Over the ensuing four decades the majority of the exploration activity focused on Anomaly 95, which contains three mineralized zones designated as Zone I, Zone II and Zone III. Each Zone contains numerous parallel west northwesterly trending lenses ranging from 1m to 7m wide which have been traced along strike by trenching and diamond drilling for up to 300 metres.

Two different styles of hydrothermal mineralization were noted on the property

  Copper-Tin-polymetallic fracture controlled vein-zone mineralization within altered volcanic rocks reporting encouraging mineralization grading 243.29 gpt silver, 0.78% copper 0.061% tin over 4.5 metres.
  Diamond drill hole ZK3002, with a tin-polymetallicmineralization within the roof or internal contact zone of granite porphyry, was reported as a best assay, averaging 34.05% tin over 0.40 metres.

The report classifies the resources on the Laopandao property as Inferred Resources in compliance with the Canadian Institute of Mining (CIM) definitions of Resources and Reserves as referenced in NI 43-101 to be as follows:

Laopandao NI 43-101 Resource Estimate

Zones	Tonnes	Ag (gpt)	Cu (%)	Sn (%)
Zone I	348,971	115.92	0.40	0.59
Zone II	417,633	58.45	0.41	0.15
Zone III	1,835,950	4.24	0.06	0.38
Total	2,602,554	27.91	0.16	0.37
NOTE: Cut-off grades include 0.1% Sn, 40 gpt Ag and 0.2% Cu.

The authors of the report believe that this estimate is conservative and that confirmation of continuity could increase both the contained metals and classification of the resource. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

In addition to the estimate above, the authors of the report believe the resource potential for the Laopandao Zones I, II and III could range from 2.0 million tonnesaveraging 50gptAg, 0.15% Cu and 0.35%Sn to 4.0 million tonnes, averaging 25gpt Ag, 0.1% Cu and 0.22%Sn.

In support of the above resource potential, a deep penetrating geophysical survey, which was completed in 2011, discovered several potential mineral depositional environments on the property, which require drill testing.

On February 15, 2012, we provided an update on Production at our Erbahuo Property.

Silver Dragon is entitled to 70% of the after-tax proceeds from the Erbahuo Silver Mine through its subsidiary Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng Silver”) and is currently being operated by Chifeng Silver’s partner Guangxi Hongteng Mining, Ltd. (“GHM”) as part of a five-year arrangement (see press release of March 23, 2011).

To date, GHM has mined and stockpiled 15,000 tonnes of ore for processing. Processing was suspended due to cold weather, delays in explosives permits and delays in construction of the crushing and leaching facility at the site. GHM completed construction of a new explosives magazine, crushing plant and heap-leaching pool at the Erbahuo site in November, 2011, and is currently testing the leaching system. Processing of ore is expected to commence in the second quarter, 2012, once indoor temperatures are warmer than 10 degrees Celsius, using a proprietary cyanide-free leaching technology. GHM expects to mine 30,000 tonnes of ore in its first year of operation, yielding approximately 100,000 ounces of silver (assuming a 90% recovery rate).

On February 21, 2012 we announced that our joint venture in China, Sanhe Sino-Top Resources & Technologies, Ltd., renewed its business license on February 15, 2012. The license was issued by the Industrial and Commercial Administration Agency of Sanhe City, China, extending the business operating period to March 24, 2023 and increasing the registered capital to $ 7,270,000.

The business license scope covers the exploration and development of deposits of copper, lead, zinc, silver, gold and associated metals and sales of developed products.

On February 23, 2012, we reported that we completed a geological report on the results from the 2011 drilling program at our Dadi silver-lead-zinc polymetallic project in Inner Mongolia, Northern China.

The report revealed that the Dadi silver-polymetallic project has demonstrated potentially economic mineralization comprising silver, lead zinc and cadmium. The geological report described two main mineralization zones and provided estimates broken down into two categories, based on the Chinese National Non-ferrous Metal Resource Estimation Standards, category 122b (indicated) and category 333 (inferred), as follows:

  Approximately 725 thousand tonnes of minable ore describing 4.7 million ounces of category 122b silver, 33 million pounds of lead, 33 million pounds of zinc, and 1.2 million pounds of cadmium.
  Approximately 2 million tonnes of minable ore describing 7.8 million ounces of category 333 silver, 97 million pounds of lead, 136 million pounds of zinc, and 24 million pounds of cadmium.

Highlights from the report are as follows:

1.

The Dadi silver-lead-zinc property is a key project of Silver Dragon in China. After several years of exploration, Dadi has become a medium-sized polymetallic ore deposit with significant economic potential.

2.

In 2011, four drill holes totaling 1,401 metres, tunneling totaling 1,029 metres, and surface trenching totaling 101.1 cubic metres was completed. A total of 303 samples, collected from both drill cores and channel sampling within transverse adits were analyzed.

3.

According to the annual exploration report of 2011, polymetallic resources of Dadi were estimated based on Chinese exploration standards. Within two main mineralization zones, total minable ore of 2,941,655 tonnes averaging Ag 104 g/t, Pb 1.04% and Zn 1.55% in mineralization zone I, and Ag 150.13g/t, Pb 1.63%, Zn 2.19% in mineralization zone II, respectively.

4.	Three additional mineralization zones with significant resource potential have also been discovered and will be further explored.

5.

In 2012, development of Dadi into a producing mine will continue, with the commencement of the construction of the underground mining system, processing plant, tailings dam, and related surface facilities.

The Dadi silver-polymetallic property is a key project of Silver Dragon Resources in Northern China. Since 2006, exploration projects at Dadi have been continuously operated. Based on the annual geological report of 2011, five mineralization zones have been identified in the property and the resources of silver, lead and zinc are controlled and estimated. All the controlled resources make the property a medium-sized polymetallic deposit hosted in Jurassic volcanic series. Development of Dadi into a producing mine will continue in 2012.

During the 2011 exploration season, four drill holes totaling 1,401 metres, tunneling totaling 1,029 metres, and surface trenching totaling 101.1 cubic metres was completed. A total of 303 samples, collected from both drill cores and channel sampling within transverse adits were analyzed. The exploration project focused on the central parts of both mineralization zone I and zone II in order to increase the resource category (category 122b (indicated) and category 333 (inferred) resources based on Chinese Geological Exploration Standards).

According to the Chinese Geological Exploration Standards, category 122b ore blocks of silver, lead and zinc shown in the longitudinal section map mean that the mineralized bodies are defined by drill holes, surface trenches, and underground tunnels with a 50 m x 50 m exploration grid or even a 50 m x 40 m grid. In contrast, category 333 ore blocks shown in the longitudinal section map have a 50 m x 100 m exploration grid.

The average grade for mineralization zone I are Ag 104 g/t, Pb 1.04%, Zn 1.55%; and the average grade for mineralization zone II are Ag 150.13g/t, Pb 1.63%, Zn 2.19% . The minable resources of silver, lead, and zinc, obtained in mineralization zone I and II, are estimated to be 2,941,655 tonnes.

Latest resource estimation of Dadi Ag-Pb-Zn property:

Mineralization zone	Mineralized ore block	Average grade				Amount of minable ores (t)	Metal resources (t)
		Ag(g/ t)	Pb( %)	Zn( %)	Cd( %)		Ag	Pb	Zn	Cd
I	122b	149.4	2.00	1.50	0.06	133,225	19.9	2,664	1,998	80
	333	59.6	1.08	1.59	0.06	911,828	54.4	9,829	14,533	547
II	122b	211.2	2.05	2.20	0.08	592,3312	125.1	12,145	13,031	474
	333-1	153.5	1.54	2.47	0.08	1,062,258	163.1	16,359	26,238	850
	333-2	93.8	1.27	2.44	0.08	242,012	22.7	3,079	5,899	194
Total	122b+333					2,941,655	385.1	44,076	61,699	2,145

Note: Resource estimation is divided into different categories based on Chinese National Non-ferrous Metal Resource Estimation Standards. Category 332 is an estimate defined by surface trenching, drilling and tunneling with advanced exploratory grids. Category 333 is an estimate defined by a single exploration project (surface trench, drill hole or drift) and the grades and thickness of the mineralized body are inferred based on average grades and thickness of all exploration projects used for resource estimation. Category 334 is inferred based on the mineralization area and a single exploration project. Category 332 has relatively higher accuracy and reliability and may be equivalent to indicated resources by CIM standards. Category 122b (inferred) estimates are reserves that are inferred or probable.

Besides silver, lead and zinc, mineralized bodies within the mineralization zones also contain cadmium, which can be a by-product during ore processing. All of these useful metals constitute significant resource values for Dadi.

Strategic cooperation agreements

Silver Dragon and Sino-Top are party to strategic agreements with various parties, including the North China Geological Exploration Bureau (“NCGEB”).

On July 26, 2006, we signed a Strategic Cooperation Agreement with the Tianjin North China Exploration Bureau (“TNCEB”) in China. The TNCEB has access to mine assets located in various locations in China. The 5-year Agreement provides that prospective mining properties identified by the TNCEB will be referred exclusively to Silver Dragon first. We have 90 days to review geological information and other information we reasonably may request. If we do not wish to develop such properties, TNCEB may show the properties to other prospective purchasers. In the event that Silver Dragon chooses to acquire, develop or exploit any mining opportunities referred by the TNCEB, Silver Dragon and TNCEB will work towards a mutually acceptable working agreement with respect to the purchase and/or exploration of the mining property. The TNCEB will provide technical, geological and other documentation as may be requested by Silver Dragon as part of its due diligence investigation of prospective properties. In the event that TNCEB does not wish to participate in the joint exploration of the property, we are required to pay TNCEB the amount equal to 1% of the purchase price of such property in cash or 2% of the purchase price in non-cash consideration, including our common stock. If the seller of the property is an affiliate of TNCEB, we have no payment obligation. This five year agreement has now expired.

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

In the city of Durango, Durango, Mexico, on August 18, 2006 the former legal representative of Silver Dragon Mexico in Mexico signed a promissory note for a principal amount of $350,000 for a vendor, from whom we had purchased 10 of the 15 aforementioned mining concessions, due March 5, 2008. The actions of our former legal representative were not authorized by Silver Dragon Resources Inc., and he did not advise us about signing the promissory note, nor its terms.

On April 21, 2008 the vendor filed a lawsuit against Silver Dragon Mexico claiming payment of $350,000 as well as ordinary interest at an annual rate of 10%, interest on past due and unpaid principal at an interest rate of 5% per month, as well as legal expenses. The lawsuit was registered under the file number 482/2008, before the Fourth Commercial Local Court of the city of Durango. On October 10, 2008, Silver Dragon Mexico was officially notified of the lawsuit through the former legal representative, but the representative did not advise Silver Dragon Mexico or us. The vendor then seized the following mining concessions: Mina Piña, El Refugio, Ampliación De Santo Niño, La Bocona, La Muralla, Victoria IV, Guadalupe, El Santo Niño and Piña Nueva. On October 28, 2008 the seizure of the mining concessions was recorded before the Public Registry of Mines of Durango.

During this time period, we had no knowledge of what had transpired. Since Silver Dragon Mexico never appeared before the court to reply to the lawsuit, Silver Dragon Mexico was declared in default and lost its opportunity to offer evidence in its favor. On January 8, 2009, the Court passed final sentence ordering Silver Dragon Mexico to pay to the vendor the principal amount plus interest and legal costs. On January 16, 2009 our former legal representative was formally notified of the sentence, but did not advise us. Since Silver Dragon Mexico never appealed the final sentence, on February 10, 2009 the Court declared the sentence as final and irrevocable. On March 30, 2009 the former legal representative of Silver Dragon Mexico, appeared again before the court to appoint an expert to appraise the mining concessions to be sold on a public auction. The appraisal of that expert was similar to the vendor’s appraisal. On May 29, 2009 by public auction the mining concessions were granted to the vendor as payment of the principal and interest due, then on June 25, 2009 the Court approved a public auction of the concessions.

On July 31, 2009 those mining concessions were transferred to the vendor through public deed number 7,730 granted before public notary number 3 of the city of Durango. On August 19, 2009, the vendor filed a motion before the court to request a further seizure of the assets of Silver Dragon Mexico to guarantee the payment of $39,000 as remaining amount to reach the principal claimed amount of $350,000, since all concessions were appraised in the amount of $311,000, which the court subsequently granted. On June 16, 2010 the vendor filed a motion before the court to request a further seizure of the assets of Silver Dragon Mexico to guarantee the payment of interest at a rate of 10% which at that date amounted to $45,739, interest on past due and unpaid principal at an interest rate of 5% per month which at that amounted to $274,167, plus legal expenses of $100,000. On November 5, 2010 the petition of the vendor was granted by the court.

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

In December 2010 we became aware of this situation and are now taking steps through the Federal courts in Mexico to seek appropriate redress. Our counsel filed a Constitutional Rights Claim before the Federal Court in the City of Durango, based upon procedural irregularities in the foreclosure proceedings, for the purposes of re-opening the case. On January 17, 2011, Silver Dragon Mexico provided certain evidence in connection with the claims to the court, which is currently reviewing the documentation. Various court hearings have been held since then but a decision has not yet been rendered. While we expect that we may eventually be successful with the Constitutional Rights Claim, since we have lost title to our 15 concessions in Mexico, pursuant to court judgments, in 2010 we wrote off the book value of these concessions, as well as related liabilities.

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

We subsequently determined that in April 2010 the creditor had obtained a judgment from a court in Chihuahua, Mexico, in its favor, for payments under the promissory note that the creditor asserts aggregates $408,226 with interest, as well as a further 10% for its legal fees. In 2010 we restated the results from prior years to record the original promissory note and the interest.

We are continuing to pursue legal remedies regarding the irregularities in Mexico, and are continuing to engage local counsel to represent us and take appropriate actions in the courts. Various court hearings have been held, but as of the current date the court has not arrived at a decision.

Competitive factors

The silver mining industry is fragmented, with many silver prospectors and producers, small and large. We do not compete with anyone with respect to our Chinese properties. There is no competition for the exploration or removal of minerals from these properties. We will either find silver on the properties or not. If we do not, we will cease or suspend further investment.

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

Regulatory obligations and government approvals in China

Exploration for and exploitation of mineral resources in China is governed by the Mineral Resources Law of the People’s Republic of China (“PRC”) of 1986, amended effective January 1, 1997, and the Implementation Rules for the Mineral Resources Law of the PRC, effective March 26, 1994. In order to further implement these laws, on February 12, 1998, the State Council issued three sets of regulations: (i) Regulation for Registering to Explore Mineral Resources Using the Block System, (ii) Regulation for Registering to Mine Mineral Resources, and (iii) Regulation for Transferring Exploration and Mining Rights (together with the mineral resources law and implementation rules being referred to herein as “Mineral Resources Law”).

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

Employees

As of February 29, 2012, the Company had six employees of whom four are full-time employees.

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

Our current cash will not be sufficient to fund our business as currently planned for the next 12 months. We will need additional funding, either through equity or debt financings or partnering arrangements that could negatively affect us and our stock price.

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $5 million over the next 12 months to fund our anticipated capital requirements and obligations.

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

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of approximately $4.0 million and $4.3 million for the fiscal years ended December 31, 2011and 2010. We have accumulated losses since inception of approximately $40.0 million. We anticipate that losses will continue until such time as revenue from operations is sufficient to offset our operating costs, which may never occur. If we are unable to generate our revenues and to increase them sufficiently to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

As of March 02, 2012, Marc Hazout, our President and Chief Executive Officer, owned beneficially approximately 11.8% of our outstanding common stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.03 to a high of $0.21 on the OTCBB. The trading price of our common stock on the OTCBB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

Shareholders may suffer dilution from the issuance of common stock, options, warrants and convertible notes to finance our operations.

All of our properties are in the exploration stage, and we will be required to raise additional capital, enter into joint venture relationships or find alternative means to finance placing one or more of our properties into commercial production, if warranted. On February 15, 2011, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Tonaquint, Inc., a Utah corporation (the “Investor”) whereby we issued and sold, and the Investor purchased: (i) a Secured Convertible Promissory Note of the Company in the principal amount of $2,766,000 (the “Company Note”) and (ii) a Warrant to purchase common stock of the Company (the “Warrant”). In connection with the transaction, the Company also issued the Investor 50,000 shares of common stock. Beginning six months after closing, the Investor has the right to convert, subject to restrictions described in the Company Note, all or a portion of the outstanding amount of the Company Note that is eligible for conversion into shares of the Company’s common stock. Furthermore, the Warrant to purchase 8.6 million shares of common stock of the Company may be exercised at an exercise price of $0.50 per share at any time within three years after February 15, 2011. The conversion of the Company Note and exercise of the Warrant, in addition to any other outstanding options, warrants, convertible notes, as well as potential future transactions, would result in dilution, possibly substantial, to present and prospective holders of common shares.

On April 11, 2011, we issued two unsecured, convertible notes with a total principal amount of $400,000, bearing interest at 6% per annum and maturing April 11, 2013. The notes are convertible into common stock, at the lender’s option, at a 30% discount of any four trading days prior to and including the date of conversion. On December 15, 2011, we issued a further two unsecured, convertible notes with a total principal amount of $400,000, bearing interest at 6% per annum and maturing December 15, 2013. The notes are convertible into common stock, at the lender’s option, at a 30% discount of any four trading days prior to and including the date of conversion.

In addition, on April 19, 2011, we closed a convertible financing agreement with a privately-held US investment firm. The total planned funding amount is $3,000,000, with a total face amount of convertible notes issued totalling $3,150,000.

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

Our common stock has been subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. .Our common stock is considered to be a “penny stock.” The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” As our common stock is considered to be “penny stock,” trading in our common stock will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. This may reduce the liquidity and trading volume of our shares.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting. In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. We determined that our disclosure controls and procedures were not effective at December 31, 2011. Internal control over financial reporting was also not effective at December 31, 2011.

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

As discussed in Item 3, on page 31, two individuals have commenced legal proceedings against the Company. While we believe it is without merit, regardless of the outcome, it will require funding and attention by management, and will likely adversely affect our share price. The next hearing is scheduled in Beijing for April 18, 2012.

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

Agreements

On March 16, 2006, we entered into an agreement to acquire certain mining and exploration rights to the Erbahuo Silver Project by purchasing a 60% interest in Sino-Top from Sino Silver (the “Asset Purchase Agreement”). Sino-Top was an equity joint venture company originally created under the Joint Venture Agreement dated April 14, 2005 between Sino Silver and certain other parties. Pursuant to the Asset Purchase Agreement, we acquired a 60% interest in Sino-Top and became a party to the Joint Venture Agreement. Sino-Top holds the exploration and mining rights to nine properties in the Erbahuo Silver District in Northern China (“Erbahuo Projects”). The total purchase price was $650,000 plus 4,000,000 shares of our restricted common stock, all of which had been delivered to Sino Silver following receipt of the requisite approvals to the transfer by the local Provincial Department of Commerce in China. In March 2007, we increased our interest from 60% to 90% in exchange for 2 million restricted common shares of the company. On May 9, 2007, we received approval from the Ministry of Commerce to change the equity joint venture to a contractual joint venture. On June 10, 2008, we signed a letter of intent with our state–owned Chinese Joint venture partner Exploration Unit of North China Nonferrous Geological Exploration Bureau, also known as Huaguan Industrial Corp. (“HIC’’) to sell a 50% equity interest in Sino-Top, not including the Erbahuo mine, from Silver Dragon in exchange for $4.5 million. With respect to the Erbahuo mine, the then-ninth exploration property owned by Chifeng Silver Dragon, a wholly owned subsidiary of Sino-Top, Silver Dragon is entitled to a 70% interest of after-tax proceeds and HIC is entitled to 30%. On November 20, 2008, Gansu Shengda Group Ltd. (Shengda), a private Chinese conglomerate, agreed to acquire 52% of the equity interests in Sino-Top from HIC, Silver Dragon’s state-owned Chinese joint venture partner. On January 21, 2010, Sino-Top sold the Saihanaobao and Liangdi Properties to Chinese State-owned Entities for approximately $4.2 Million.

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

Operations

1.	2011 Sino-Top exploration project updates:
	º	All fieldwork was completed at Aobaotugounao, Laopandao and Dadi in year 2011. Planning for 2012 exploration and mine development plans are in progress.
º

Dadi: 1,008 metres of tunneling was completed (Adit PD4 at 418m and the No. II ore body mining tunnel at 590.3m). 1,401 metres (4 holes) drilling was completed (Drill holes: ZK1601 at 150.2m, ZK2201 at 350.2m, ZK0305 at 400.3m and ZK1204 at 500.3m). 237 metres of in-pit drilling was completed (hole ZK1401 at 114m and ZK1205 at 123m).

	º	Laopandao: 364.47 metres of tunneling was completed (Adit PD3). Ore samples have been taken for metallurgic testing to be conducted in 2012.
	º	Aobaotugounao: 1,152.7 metres (4 holes) of drilling was completed (Drill holes: ZK1501 at 270m, ZK1101 at 230.2m, ZK1102 at 462m and ZK1901 at 190.5m).
	º	The Department of Commerce and the local foreign exchange administration have issued approval for capital increase from $5.12 million to $7.27 million
2.	Chifeng Silver / Erbahuo silver mine project updates:
	º	The construction of the leaching facility has been completed. System debugging is in progress for trial production.
	º	The mining operation has stopped due to freezing weather, and about 15,000 tonnes of silver ore are stockpiled for processing.

Cerro las Minitas

Property location and description

As noted elsewhere, we have written off our ownership of the Mexican concessions, but if we are successful in our Constitutional Rights Claim, the following will be applicable.

The Cerro Las Minitas property is located in the Minitas Mining District, approximately seven kilometers north of the town of Guadalupe Victoria, Durango and 70 km northeast of the City of Durango, the capital of the state of Durango. Located in the municipality of Guadalupe Victoria, Durango, the property can be reached from Ciudad Durango via Interstate Highway 40 (Toll Road) and Highway 40 (Free Access), the road from Francisco I. Madera to Cuencame. From Guadalupe Victoria, a graded dirt road leads north to the property. About half of the property is located north of Interstate Highway 40 (a limited access freeway) and an overpass over the highway affords access to the northern part of the property. The claims are located in the Minitas Mining District in the Mining Region of Guadalupe Victoria. The property consists of 15 mining concessions encompassing 1,413 hectares.

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

In a news release dated December 13, 2005, we announced that we had entered into agreements to purchase a 100% interest in the Cerro Las Minitas Property. In March 2006, Silver Dragon consolidated landholdings in the district and claims were now held by Silver Dragon Mining de Mexico S.A. De C.V, a wholly owned Mexican subsidiary of Silver Dragon Resources Inc. (“Silver Dragon Mexico”), by virtue of “Agreements to Purchase” 15 of the mining concessions (collectively, the Purchase Agreement).

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

In 1981, CRM continued its support of the development of the district, completing 77m of shaft and 80m of crosscut to cut the upper, oxidized portion of the La Bocona deposit. Following that work, Sr. Jaime Muguiro deepened the Mina Piña shaft another 59 metres to reach the 210 level. A 140-metre crosscut was driven, encountering a number of thin mineralized horizons and the Huisache mineralized chimney. Sr. Muguiro then suspended operations due to problems with water inflow.

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

From 1999 to 2000, Minerales Noranda, SA de CV (‘‘Noranda’’) optioned the properties and completed an exploration program including 861 soil and rock samples, an aeromagnetic survey covering the entire district, and seven widely-spaced diamond drill holes (3886 metres total) within the Cerro Las Minitas Dome. Results were encouraging but not up to Noranda’s expectations and they abandoned the property. Unfortunately, the original Noranda data has not been found and all that has been located is fragmentary data presented in a summary report by Proyectos Minerales y Topografia, S.A. de C.V. (2001). Most of the core from Noranda’s drilling has been located and a partial reexamination of that core has been made to confirm data used in estimating the inferred mineral resource reported herein. Continued re-examination of that core is ongoing, as Noranda’s drill logs have not been recovered.

Minera Real Victoria (‘‘MRV’’) acquired leases on concessions in the Puro Corazón - Santo Niño area in 2005 and began a program of exploration in the area. In May 2005, MRV began driving a 2.5m X 2.5m decline into the old Puro Corazón -Santo Niño workings to develop resources believed to be present there. MRV drove 170 metres of workings to connect with level 2 of the Puro Corazon workings and to make a preliminary exploration of the near surface portion of the La Chive mineralized zone. That work was halted in November, 2005 when MRV entered negotiations with Silver Dragon Resources, Inc. to acquire the property. The sampling and resource assessment started by MRV was not completed, but fragmentary data from that work has been recovered.

Operations

Silver Dragon Mining de Mexico, S.A. de C.V. signed agreements to acquire a 100% interest in the properties that now constitute the Company’s holdings in the district in March 2006. At that time, geologists began compiling and analyzing existing data for the property. Examination of that data showed that it was inadequate to guide further exploration operations and a program of rehabilitation, mapping and sampling existing workings on the property began. A combined reverse-circulation and diamond drilling program to test continuity of mineralization at depth commenced in May of 2006. Eleven holes were drilled for 2915 metres. Nine of the eleven holes have been sampled, logged and assayed. Analysis of the two remaining holes will be completed when geotechnical personnel are available. The mine is an underground mine. On October 28, 2008 we signed an agreement to purchase a mill at a price of $245,000, including approximately $20,000 for delivery and assembly. We have written off our deposit on the mill as part of the write-off of our Mexican assets.

Mineralization and rock formation

Cerro Las Minitas is located within the geomorphic province of the Mesa Central (Altiplano) of Mexico, northwest of the Sierra Madre Occidental in the State of Durango. In Durango, the Mesa Central is a broad plain at about 2000 metres elevation traversed by NW trending mountain ranges separated by broad NW-trending valleys. Within this province, Cerro Las Minitas lies within a belt of prolific Au, Ag, Pb, Zn and Cu deposits that stretches from the highly productive vein deposits of Fresnillo in Zacatecas to the south, to the massive manto deposits of Santa Eulalia in Chihuahua to the north. This belt includes the productive replacement deposits of San Martin, Santa Eulalia, Santa Barbara and Naica, as well as the rich vein deposits of Fresnillo, El Bote, San Jose and various others.

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

Item 3. Legal proceedings

China

In December, 2010, shareholders of the Company received a letter from a shareholder which contained two items. The first was a copy of a legal proceeding filed in China and the second was a letter making certain allegations regarding Silver Dragon and its management. The legal proceeding was filed by two shareholders and sought to invalidate our sale in 2008 of 50% of Sanhe SinoTop Resources & Technologies, Ltd. We believe that the legal proceeding was frivolous and wholly without merit. The sale in question was made to a Chinese government-owned entity, after the receipt of approval by the Ministry of Commerce in China. The second item was a letter written by a purported “Minority Shareholder Committee,” claiming that it had initiated the proceeding. The letter alleged that the Company and its management had engaged in various improper and illegal activities. We, on several occasions, through our legal counsel in several countries, have asked that individual to cease and desist, and subsequently filed a Writ of Summons in the High Court of the Hong Kong Special Administrative Region, Court of First Instance claiming damages for libel, an injunction and other relief. On May 4, 2011, judgment was given in favor of the Company for damages for libel, malicious falsehood, interest and costs, with amounts to be assessed by the court. The next hearing has been scheduled in Beijing for April 18, 2012.

Mexico

Our Mexican subsidiary has been subjected to irregularities that it is seeking to redress. Legal proceedings were heard and decided on an ex parte basis, without notice to us that resulted in our Mexican subsidiary losing title to its mineral assets. In December 2010, we became aware of this situation, and are now taking steps through the courts in Mexico to redress the situation. We have commenced a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities. The court proceedings are continuing in Mexico. Various hearing have been held and further court dates have been scheduled, but to date the court has not released its judgement.

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

The total number of shares issued to Socius was adjusted on the 21st trading day following the date on which they were issued as follows: the number of Volume Weighted Average Price (VWAP) shares were less than the number of shares issued and therefore Socius have returned for cancellation 3,116,104 shares which equals the difference between the number of VWAP Shares and the number of shares originally issued. The number of shares is equal to (i) $405,981.49 plus $28,691.32 of Socius’ legal fees divided by 75% of the VWAP of our common stock over the 20-day trading period immediately following the date on which the shares were originally issued. The final number of shares issued to Socius is 5,883,896.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for common equity and other shareholder matters

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol "SDRG." On February 17, 2012, the last reported sale of our common stock as reported on the OTCBB was $0.045 per share. The following table shows the quarterly high and low trade prices on the Over-the-Counter Bulletin Board. The prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

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

The following sets forth the high and low closing sale price for one share of common stock on the OTCBB.

	Sales Price on the
	Over-The-Counter Bulletin Board ($)
	High	Low
Fiscal Year Ended December 31, 2011
First Quarter	0.21	0.07
Second Quarter	0.21	0.10
Third Quarter	0.15	0.06
Fourth Quarter	0.095	0.03

Fiscal Year Ended December 31, 2010
First Quarter	$0.44	$0.22
Second Quarter	$0.36	$0.16
Third Quarter	$0.29	$0.155
Fourth Quarter	$0.28	$0.07

Holders

As of March 2, 2012, there were approximately 391 shareholders of record of our common stock.

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

Equity Compensation Plan Information

The 2002 stock option plan which is no longer in use was cancelled by the board of directors on March 16, 2011.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On January 18, 2011, the Company issued 50,000 shares of restricted common stock to a company, pursuant to the signing of a term sheet proposing $2.5 million of convertible debt financing for the Company, for fair value of $5,400.

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

On February 15, 2011 the Company issued 8.6 million share purchase warrants to an investor, as part of a financing arrangement (note 10) at an exercise price of $0.50 for a period of three years from the date of issuance.

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

On June 16, 2011, the Company issued 100,000 common share warrants for services provided at an exercise price of $0.12 exercisable for a period of one year from the date of issuance, for fair value of $3,946.

On August 10, 2011, the Company issued 100,000 common share warrants to an employee at an exercise price of $0.15 exercisable for a period of two years from the date of issuance, for fair value of $6,139.

On December 8, 2011, the Company issued 1,562,500 shares at $0.08 per unit for a total of $125,000.

During the year ended December 31, 2011, the Company issued 5,010,000 shares pursuant to the conversion of a note of $185,380 principal and $103,105 interest.

During the year ended December 31, 2011, an investor elected to convert two outstanding notes payable totaling $318,100 plus accrued interest of $3,353. The Company issued a total of 8,686,428 shares.

During the year ended December 31, 2011, the Company issued 6,350,000 free trading shares pursuant to the conversion of a note with a balance of $392,085 principal.

During the year ended December 31, 2011, an investor elected to convert six outstanding notes payable totaling $340,000 plus accrued interest of $13,600. The Company issued a total of 6,548,784 shares.

The forgoing transactions were made in accordance with section 4(2) and/or Rule 506 of Regulation D under the 1933 Act.

Item 6. Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis and Plan of Operation

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this MD&A should be read in conjunction with the our Consolidated Financial Statements and Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K, for the years ended December 31, 2011 and December 31, 2010, as well as the “Business” and “Risk Factors” sections of this Annual Report on Form 10-K. Our financial statements have been prepared in accordance with GAAP.

Overview.

Our primary objective is to explore for silver minerals and, if warranted, to develop those existing mineral properties. Our secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance our exploration through equity or debt financing, by way of joint venture or option agreements or through a combination of both.

Plans for the Year 2012

Our plan for 2012 is to continue move forward on operations as well as corporate matters. For operations, the main plans are to invest further in advanced stage exploration at the Chinese properties, while applying for mining licenses at the two flagship properties, Dadi and Laopandao, and scale up production at the Erbahuo mine during 2012. On the corporate side, we plan to raise further capital (equity and possibly debt), and to resolve the various legal matters listed elsewhere in this Annual Report.

Cash Requirements.

Our current levels of cash and funding will not be sufficient to fund our business as currently planned for 12 months. We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $5 million over the next 12 months to fund our operating requirements.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Significant areas requiring the use of estimates relate to mineral rights, equity investment, plant and equipment, and stock-based compensation. Actual results could differ from these and other estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the respective period.

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

Results of Operations for the Years Ended December 31, 2011 and 2010

Revenues and Losses

During the years ended December 31, 2011 and 2010, we did not have any revenues, as planned since we focused on exploration and development activities.

During the years ended December 31, 2011 and 2010, we incurred losses of approximately $4.0 million and $4.3 million, including losses from operations of $2.2 million and $4.8 million respectively. The higher loss in 2010 was due to the write-off of our Mexican operation, as discussed above. General and administrative expenses were approximately $2.2 million in 2011, consistent to 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had cash on hand of approximately $115,000 and total current assets of approximately $2.6 million. In addition, we had current liabilities totaling approximately $5.2 million, for working capital deficit of $2.6 million, compared to a working capital deficit of approximately $1.7 million at December 31, 2010. During 2011, we have been dependent on the issuance of common stock and loans to pay our expenses.

On January 11, 2011, we issued a convertible note with a principal amount of $65,000 which was paid in full on July 25, 2011. On March 1, we issued a convertible note with a principal amount of $55,000 which was paid in full on September 27, 2011. On April 8, 2011, we issued a convertible note with a principal amount of $50,000 which was paid in full on October 27, 2011. On August 24, 2011, we issued a convertible note with a principal amount of $55,000, due on May 25, 2012. On November 30, 2011, we issued a convertible note with a principal amount of $75,000, due on September 5, 2012. The notes bear interest of 8% per annum and are unsecured. The notes are convertible into common stock, at the lender’s option, at a discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion. The lender has agreed to restrict its ability to convert the notes and receive shares of common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

As part of our ongoing financing program, in order to discharge some accounts payable, on January 27, 2011, the Superior Court of the State of California for the County of Los Angeles entered an order approving a Settlement of Claim in the matter entitled Socius CG II, Ltd. v. Silver Dragon Resources Inc. The order provided for the settlement of a claim by Socius for $405,981.49. On January 28, 2011, we issued 9,000,000 free trading shares to Socius. On March 2, 2011, Socius agreed to return to us for cancellation 3,116,104 shares. For further information please see our Form 8-Ks filed January 28, 2011 and March 3, 2011.

On February 15, 2011, we closed a convertible financing of $2.5 million bearing interest of 5.5% per annum over a four-year period, with consideration of $500,000 paid at closing and $2,000,000 paid in a series of ten notes (note 6(a)), each in the principal amount of $200,000, due on or before the earlier of (i) 49 months from February 15, 2011, or (ii) subject to certain conditions, a series of dates beginning on September 15, 2011 and following on the 15th of each month thereafter. We have the right to offset the payment of any unpaid note receivable subject to certain conditions. In exchange for the note receivable issued, we issued a convertible note payable with a face amount of $2,766,000 due February 15, 2015, which represents the $2,500,000 paid or to be paid to us by the investor and other fees and expenses. The investor also received a warrant to purchase 8.6 million common shares of the company at an exercise price of $0.50 per share at any time within three years after the date of issuance.

The proceeds of the financing were allocated between the convertible notes payable ($1,938,233), the related warrants ($242,090), the related expenses ($343,391), and the beneficial conversion feature ($242,786) based upon their respective fair values in accordance with ASC 470 (“Debt”). The difference between the face value of the convertible notes payable and the allocated value is being charged to interest expense over the term of the convertible notes payable. The fair value of the beneficial conversion feature will be allocated over the term from commitment date to the maturity date of the convertible notes payable. Contingent beneficial conversion features will be recognized when the outstanding conditions have been met and will be amortized from the date of recognition to the maturity date of the convertible notes payable. The fair value of the warrants and the related expenses will be allocated over the term from the commitment date to the maturity date of the convertible notes payable.

On April 11, 2011, we issued two unsecured, convertible notes with a principal amount of $100,000 and $300,000, bearing interest at 6% per annum and maturing April 11, 2013. This reflects an original issue discount of 4% and the sale of these notes to the holder for $96,000 and $288,000 respectively. The notes are convertible into common stock, at the lender’s option, at a 30% discount of any four trading days prior to and including the day of conversion. As consideration, we received a note receivable.

On December 15, 2011, we issued two unsecured, convertible notes with a principal amount of $150,000 and $250,000, bearing interest at 6% per annum and maturing December 15, 2013. This reflects an original issue discount of 4% and the sale of this note to the holder for $144,000 and $240,000 respectively. The notes are convertible into common stock, at the lender’s option, at a 30% discount of any four trading days prior to and including the day of conversion. As consideration, we received $150,000 cash and the note receivable for $250,000.

On April 19, 2011, we closed a convertible financing agreement with a privately-held US investment firm. The total planned funding amount is $3,000,000, with payment consisting of $1,000,000 through a convertible promissory note and four $500,000 promissory notes, bearing interest at a 5% one-time interest charge on the principal sum due on maturity, secured and collateralized by the lender.

The initial note provides for $1,000,000 in the form of cash payments to be made to us according to a funding schedule expiring 180 days after an effective registration statement covering the resale of the shares of common stock issuable upon conversion of the note, assuming certain share volume and prices are met. The registration statement became effective on May 19, 2011. $650,000 was paid to us. $100,000 is currently due and $250,000 is due on or after November 19, 2011 (note 6(c)). The subsequent notes each aggregate $500,000 consideration, totaling $2,000,000, which are secured and collateralized, over the remainder of the three-year period. The total face amount of the convertible notes issued is $3,150,000, which represents $3,000,000 to be paid to us and other fees and expenses to be paid to the lender. The difference between the fair value of the convertible note payable and the allocated value is being charged to interest expense over the term of the convertible note payable. The fair value of the beneficial conversion feature as at December 31, 2011 is $802,083. The fair value of the beneficial conversion feature will be allocated over the term from the commitment date to the maturity date of the convertible note payable.

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

As of December 31, 2011, we had an accumulated deficit of approximately $40.1 million. Our continuation as a going concern is uncertain and dependent on successfully achieving future profitable operations and obtaining additional sources of financing to sustain our operations. In the event we cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel our exploration programs. We plan to pursue additional financing; however there can be no assurance that we will be able to secure financing when needed or obtain such on terms satisfactory to us, if at all.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we incurred a large net operating loss in the year ended December 31, 2011, and had significant unpaid notes payable. These factors create an uncertainty about our ability to continue as a going concern. Our management has developed a plan to raise additional capital. Our ability to continue as a going concern is dependent on the success of this plan.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included, as part of this Form 10-K immediately following the signature page.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Material events occurred in Mexico over the past five years that were not reported to head office on a timely basis, as reported above on page 13. Further, management has been unable to establish that disclosure controls and procedures are operating effectively to ensure that events and transactions occurring in Mexico are recorded, processed, summarized and reported within the required time periods. Management is of the view that controls over its operations in Canada and China are effective.

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934 Rule 13a-15(f). The framework used by management to evaluate internal controls over financial reporting is Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting –Guidance for Smaller Public Companies. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011, because we did not obtain completed internal control questionnaires and process descriptions from our subsidiary in Mexico. In addition, the weaknesses referred to above under Evaluation of disclosure controls and procedures also lead us to believe that our internal control over financial reporting was not effective as of December 31, 2011.

Changes in internal controls

There were no changes to internal controls in 2011.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Information about our directors and executive officers as of March 2, 2012 is set forth below:

			Date of first election or
Name	Age	Position	appointment

Executive Officers
Marc Hazout	47	Chief Executive Officer, President and Director	November 5, 2005
Jeffrey Sherman	56	Chief Financial Officer	September 8, 2010
Alessandro Motta	41	Vice President, Investor Relations	October 5, 2010
Directors
Manuel Chan	61	Director	August 7, 2007
Charles McAlpine	77	Director	September 28, 2010
Guoqiang Hao	57	Director	June 18, 2008
R.Glen MacMullin	41	Director	December 6, 2007

A brief biography of our directors and executive officers follows. Each director has been elected to serve until our next annual meeting of shareholders and until his successor has been elected and qualified. Each executive officer serves at the discretion of our board of directors.

Mr. Marc Hazout, age 47, founded Silver Dragon Resources Inc. and currently serves as a Director, President and CEO. Mr. Hazout brings over 10 years of experience in public markets, finance and business operations to Silver Dragon Resources Inc. Over the past several years, Mr. Hazout has been involved in acquiring, restructuring and providing management services as both a director and an officer to several publicly traded companies. In 1998, Mr. Hazout founded and has been President and CEO of Travellers International Inc., a private investment banking firm headquartered in Toronto. Travellers has been involved in a multitude of successful capital market transactions, and over the past few years has focused on building relationships in China with the objective of participating in that country's tremendous growth opportunities. Mr. Hazout attended York University in Toronto studying International Relations and Economics. He attended The Canadian Securities Institute, after which, he traded equities with a securities firm in Toronto. Mr. Hazout speaks English, French, Hebrew and Arabic as well as some Spanish and Italian. The determination was made that Mr. Hazout should serve on our Board of Directors due to the fact that he is a founding member and CEO of the company, possesses significant experience in securities and capital markets and brings an extensive network of relationships in China.

Mr. Jeffrey Sherman, age 56, has had extensive experience as a director and CFO of numerous corporations, written over 20 books, and lectured extensively on finance, treasury and governance, including as an adjunct professor at York University for 15 years, and executive development and other programs for the institutes of Chartered Accountants across Canada since 1980. His most recent books include Cash Management Toolkit, and Finance and Accounting PolicyPro, both published by the Canadian Institute of Chartered Accountants., and the four-volume Controllership Guide, published by Thomson-Reuters/Carswell. From 1999 to present Mr. Sherman has been President of Anagram Services, a consulting company, and from February 2008 to present he has been chief financial officer of Pure Nickel Inc., a mineral exploration company listed on the Toronto Stock Exchange. He graduated with a Bachelor of Commerce from the University of Toronto, and an M.B.A. from York University, and is a Fellow of the Institute of Chartered Accountants of Ontario.

Mr. Manuel Chan, age 61, possesses more than 20 years of experience in the real estate sector and holds a Bachelor of Commerce Degree in Management Information Systems and Accounting from the University of British Columbia, Canada. Through his business dealings, Mr. Chan has established an extensive network of business and personal relationships throughout the Hong Kong and China Investment Community. Mr. Chan is also a member of the Board of Directors of Sanhe Sino-Top Resources & Technologies Ltd., of which Silver Dragon owns a 40% equity interest. Sino-Top holds the exploration and mining rights to nine properties including the Erbahuo Silver Mine located in the Erbahuo Silver District in Northern China. The determination was made that Mr. Chan should serve on our Board of Directors due to his experience and extensive professional relationships in China.

Mr. Guoqiang Hao, age 57, is currently head of Exploration Unit of North China Geological Exploration Bureau, also referred to as Huaguan Industrial Corp.(HIC), a Chinese state-owned entity that operates in the mining, engineering, manufacturing, chemical analysis and real estate sectors. Mr. Hao has served with HIC for over 30 years, first as a geologist, then as a manager, and has witnessed its development from a geological exploration team to a conglomerate with a staff of over 700 and 10 subsidiaries. Under the leadership of Mr. Hao, HIC is also in the process of acquiring mining properties in northern Africa and central Asia. Mr. Hao is also a member of the Board of the Directors of Sanhe Sino-Top Resources & Technologies Ltd., a joint venture between Silver Dragon and HIC. Having a dual capacity of corporate executive and government officer, Mr. Hao has extensive connections with China’s mining and industrial circles and the Chinese government. The determination was made that Mr. Hao should serve on our Board of Directors due to his technical experience, geological background, professional relationships and industry expertise.

Mr. Charles McAlpine, age 77, brings almost 50 years of experience at executive-level positions in the mining industry. He holds a Business Administration degree from The Ivey School, University of Western Ontario and is a Chartered Accountant. Mr. McAlpine was President of Campbell Chibougamau Mines Ltd., (a listed Canadian copper-gold mining company) in 1973 when Campbell won The Ryan Trophy for Best Safety Record of all metalliferous mines in Canada. From 1989 to 2007 he was a Director of Hecla Mining Company, now the largest and one of the lowest cost silver producers in the USA. The determination was made that Mr. McAlpine should serve on our Board of Directors due to his understanding of the precious metals industry, his financial background and qualifications and his extensive experience in the mining sector.

Mr. Glen MacMullin, age 41, is currently Senior Vice President, Asset Management with Minto Group, an integrated real estate development, construction and management company. Prior to joining Minto Group in 2008, he was a Managing Director at Xavier Sussex, LLC; a private investment firm he co-founded in 2004. Previously, Mr. MacMullin was a Director and Chief Operating Officer with DB Advisors, LLC, a $6 billion hedge fund group based in New York and wholly owned by Deutsche Bank AG. He has also held several senior management positions with Deutsche Bank Offshore in the Cayman Islands, including Head of Investment Funds. He started his career in public accounting with Coopers & Lybrand in Ottawa, Canada and KPMG in the Cayman Islands. Mr. MacMullin received a Bachelor of Business Administration degree from Saint Francis Xavier University and is a member of the Canadian Institute of Chartered Accountants. He serves on the Board of Directors of Nayarit Gold Inc. The determination was made that Mr. MacMullin should serve on our Board of Directors due to his extensive financial background, professional relationships and industry knowledge.

Mr. Alessandro M. Motta, age 41, assumed his current responsibilities as VP Investor Relations in October, 2010 after serving as Director of IR & IT for the company since September 2006. Previously, Mr. Motta held senior positions and consulted for several financial and service institutions including CIBC-Intria, Scotiabank, CGI and Exodus Communications. Serving as an independent technology and management consultant since July of 2002, Alessandro has assisted government, enterprise and large non-profit organizations with implementing new technologies and adopting best practices in business management. Mr. Motta speaks English, Italian and French, and is continuing studies of Mandarin Chinese at the University of Toronto.

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

Item 11. Executive compensation

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended December 31, 2011 and 2010 of the named executive officers.

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position		($)	($)	($)	($)	($)	($)	($)	($)
Marc Hazout,	2011	324,000(2)	-	-	16,138	-	-	None	340,138
Director, President and
Chief Executive Officer	2010	324,000(2)	-	279,000(1)	-	-	-	None	603,000
Jeffrey Sherman,	2011	48,029	-	-	8,069	-	-	None	56,098
Chief Financial Officer
and Corporate Secretary	2010	16,000(3)	-	-	23,058	-	-	None	39,058

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

(2)	Payments were made to Travellers International Inc.
(3)	Mr. Sherman commenced employment effective September 1, 2010.

Outstanding Equity Awards at 2011 Fiscal Year End

No options have been awarded to Named Executive Officers, share purchase warrants have been awarded as noted under “Option Awards” above. Any stock awards granted to Named Executive Officers are fully vested. See Item 12, below.

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

The following table summarizes compensation paid or earned by our directors who are not Named Executive Officers for their services as directors of our Company during the fiscal year ended December 31, 2011:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Manuel Chan
2011			16,138(1)				16,138
2010			20,426(2)				20,426
Guoqiang Hao
2011			16,138(3)				16,138
2010			-				-
Glen MacMillen
2011			16,138(4)				16,138
2010			-				-
Charles Alpine
2011			16,138(5)				16,138
2010			32,704(6)				32,704

(1)	200,000 share purchase warrants were awarded to Manual Chan exercisable at an exercise price of $0.11 for a period of three years from the date of issuance.
(2)	200,000 share purchase warrants were awarded to Manual Chan exercisable at an exercise price of $0.18 for a period of two years from the date of issuance.
(3)	200,000 share purchase warrants were awarded to Guoqiang Hao exercisable at an exercise price of $0.11 for a period of three years from the date of issuance.
(4)	200,000 share purchase warrants were awarded to Glen MacMillen exercisable at an exercise price of $0.11 for a period of three years from the date of issuance.
(5)	200,000 share purchase warrants were awarded to Charles McAlpine exercisable at an exercise price of $0.11 for a period of three years from the date of issuance.
(6)	200,000 share purchase warrants were awarded to Charles McAlpine exercisable at an exercise price of $0.25 for a period of three years from the date of issuance.

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

Equity Compensation Plan Information

The 2002 stock option plan was cancelled by the board of directors on March 16, 2011.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 2, 2012, by: (1) our directors, named executive officers and beneficial holders of more than 5% of our common stock, and (2) all of our current directors and executive officers as a group. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares	% Shares (1)
Marc Hazout (2) Suite 803, 5160 Yonge Street, Toronto, Ontario, M2N 6L9	18,141,206	11.80%
Jeffrey Sherman(3)	300,000	0.20%
Manual Chan (4)	852,500	0.56%
Guoqiang Hao (5)	400,000	0.26%
Glen MacMullin (6)	450,000	0.29%
Charles McAlpine (7)	400,000	0.26%
Officers and Directors as a group (6 persons)	20,543,706	13.22%

(1)

Based on 152,624,641 shares outstanding as of March 2, 2012, plus any shares of common stock deemed to be beneficially owned pursuant to warrants that are exercisable within 60 days from the above date.

(2)

Owned by Travellers International Inc. solely owned by Mr. Hazout. Mr Hazout is the President and CEO of Travellers. Marc Hazout own purchase warrants expiring October 10, 2012, to purchase 100,000 shares of Common Stock at an exercise price of $0.50. He owns further share purchase warrants, expiring December 21, 2013, to purchase 768,000 shares of Common Stock at an exercise price of $0.25. He owns further share purchase warrants, expiring January 25, 2014, to purchase 200,000 shares of Common Stock at an exercise price of $0.11.

(3)

Jeffrey Sherman owns share purchase warrants, expiring September 1, 2012, to purchase 200,000 shares of Common Stock at an exercise price of $0.18. He owns further share purchase warrants, expiring January 25, 2014, to purchase 200,000 shares of Common Stock at an exercise price of $0.11.

(4)

Manual Chan owns share purchase warrants, expiring September 1, 2012, to purchase 200,000 shares of Common Stock at an exercise price of $0.18. He owns further share purchase warrants, expiring January 25, 2014, to purchase 200,000 shares of Common Stock at an exercise price of $0.11.

(5)	Guoqiang Hao own share purchase warrants, expiring January 25, 2014, to purchase 200,000 shares of Common Stock at an exercise price of $0.11.
(6)

Glen MacMullin owns share purchase warrants, expiring January 25, 2014, to purchase 200,000 share of Common Stock at an exercise price of $0.11. He owns further share purchase warrants, expiring December 5, 2012, to purchase 250,000 shares of Common Stock at an exercise price of $0.11.

(7)

Charles McAlpine owns share purchase warrants, expiring September 28, 2013, to purchase 200,000 shares of Common Stock at an exercise price of $0.25. He owns further share purchase warrants, expiring January 25, 2014 to purchase 200,000 shares of Common Stock at an exercise price of $0.11.

Item 13. Certain relationships and related transactions, and Director Independence

On October 6, 2010 we issued 1,000,000 shares of common stock to a Travellers International Inc., a company owned by Marc Hazout, pursuant to the signing of a consultant agreement. The fair value of the shares issued on the date of issuance was $279,000.

Glen MacMullin and Charles McAlpine were both considered independent under the independence standards of the NASDAQ Stock Market Rule 5605 during the past fiscal year. Mr MacMullin and Mr. McAlpine currently sit on the audit committee and on the compensation committee.

Item 14. Principal accountant fees and services

The aggregate fees billed by the Company’s external auditors in each of the last two fiscal years are as follows:

	2011	2010
Audit fees	36,852	52,119
Audit-related fees (1)	57,945	63,525
Tax fees	-	-
All other fees	-	-
Total	$ 94,797	$ 115,644

(1)	These fees were for reviews of quarterly financial statements.

The audit committee was formed in the fourth quarter of 2010 and as such, did not have a role in approving audit-related fees, tax fees, and all other fees as shown above during the previous year.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

Exhibit No.	Name of Exhibit

3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
4.1	Form of Subscription Agreement dated March 23, 2006 between Silver Dragon Resources Inc. and Heller Capital Investments LLC (3)
4.2	Form of Class A Common Stock Purchase Warrant issued to Heller Capital Investments LLC (4)
4.3	Form of Class B Common Stock Purchase Warrant issued to Heller Capital Investments LLC (4)
4.4	Subscription Agreement dated November 9, 2006 between Silver Dragon Resources, Inc. and Alpha Capital Anstalt (5)
4.5	Form of Class A Common Stock Purchase Warrant issued to Alpha Capital Anstalt (5)
4.6	Form of Class B Common Stock Purchase Warrant issued to Alpha Capital Anstalt (5)
4.7	Form of Class C Common Stock Purchase Warrant issued to Alpha Capital Anstalt (5)
10.1	Assignment of Rights of Mining Concessions Agreement between Silver Dragon Mining De Mexico, S.A. de C.V. and Jamie Mugurio Pena (6)
10.2	Assets Bailment Agreement dated March 2, 2006 by and between Silver Dragon Mining De Mexico, S.A. de C.V. and Jaime Mugurio Pena (6)
10.3	Assets Purchase Agreement dated March 2, 2006 by and between Silver Dragon Mining De Mexico, S.A. de C.V. and Ramon Tomas Davila Flores (6)
10.4	Asset Purchase Agreement between Silver Dragon Mining De Mexico, S.A., de C.V. and Ramon Tomas Davila (6)
10.5	Assignment of Rights of Mining Concessions Agreement dated March 8, 2006 by and between Silver Dragon Mining De Mexico, S.A. de C.V. and Minera Real Victoria S.A. de C.V.(6)
10.6	Addendum to the Mining Exploration and Exploitation Agreement dated March 9, 2006 by and between Silver Dragon Mining de Mexico , S.A. de C.V. and Silvia Villasenor Haro (6)
10.7	Asset Purchase Agreement dated as of March 16, 2006 among Silver Dragon Resources, Inc., Sino Silver Corp. and Sanhe Sino-Top Resources and Technologies, Ltd. (7)
10.8	Strategic Cooperation Agreement dated July 26, 2006, between Silver Dragon Resources, Inc. and Tianjin North China Exploration Bureau (4)
10.9	Employment Agreement dated November 15, 2005 between Silver Dragon Resources, Inc. and Marc Hazout (management contract) (4)
11	Statement re: computation of per share earnings (8)
16.1	Letters from Moore Stephens Cooper Modyneux LLP on change in certifying accountants (9)
21	Subsidiaries of the Company (10)
23.1	Consent of SF Partnership, LLP, Chartered Accountants
31.1	Sarbanes-Oxley Section 302 Certification by the Chief Executive Officer
31.2	Sarbanes-Oxley Section 302 Certification by the Chief Financial Officer
32.1	Sarbanes-Oxley Section 906 Certification by the Chief Executive Officer
32.2	Sarbanes-Oxley Section 906 Certification by the Chief Financial Officer

(1)	Incorporated by reference to Form 10-SB filed on February 23, 2000.
(2)	Incorporated by reference to Form 10-SB/A filed on July 17, 2003.
(3)	Incorporated by reference to Form 8-K/A filed December 14, 2006.
(4)	Incorporated by reference to Form SB-2/A filed March 21, 2007.
(5)	Incorporated by reference to Form 8-K filed December 5, 2006.
(6)	Incorporated by reference to Form 8-K filed on March 20, 2006.
(7)	Incorporated by reference to Form 8-K filed March 24, 2006.
(8)	Included within financial statements attached hereto as Exhibit A.
(9)	Incorporated by reference to Form 8-K filed January 27, 2006.
(10)	Previously filed.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto authorized.

SILVER DRAGON RESOURCES INC.

By:	/s/ Marc M. Hazout
Marc M. Hazout
Dated: March 22, 2012	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc M. Hazout	President and Chief Executive Officer, and	March 22, 2012
Marc M. Hazout	Director

/s/ Jeffrey D. Sherman	Chief Financial Officer (Principal Financial and	March 22, 2012
Jeffrey D. Sherman	Principal Accounting Officer)

/s/ Manuel Chan	Director	March 22, 2012
Manuel Chan

/s/ Glen MacMullin	Director	March 22, 2012
Glen MacMullin

/s/ Guoqiang Hao	Director	March 22, 2012
Guoqiang Hao

/s/ Charles McAlpine	Director	March 22, 2012
Charles McAlpine

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

(EXPRESSED IN UNITED STATES FUNDS)

CONTENTS

Report of the Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets as of December 31, 2011 and 2010	3
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2011 and 2010, and Cumulative for the Period from June 15, 1996 (Date of Inception) Through to December 31, 2011	4
Consolidated Statements of Stockholders’ Equity, Cumulative for the Period from June 15, 1996, (Date of Inception) Through December 31, 2011	5-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010, and Cumulative for the Period from June 15, 1996, (Date of Inception) Through December 31, 2011	9
Notes to the Consolidated Financial Statements	10-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Silver Dragon Resources Inc. and Subsidiaries (the “Company”)

     We have audited the accompanying consolidated balance sheets of Silver Dragon Resources Inc. and Subsidiaries (a Delaware corporation in the exploration stage) as of December 31, 2011 and 2010, and the consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2011, and cumulative from inception (June 15, 1996) through to December 31, 2011, except as explained as follows: we did not audit the cumulative data from June 15, 1996 to December 31, 2004. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2004, is based solely on the report of other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Dragon Resources Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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
March 22, 2012

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets

	December 31	December 31
	2011	2010
ASSETS
Current assets
Cash	$114,568	$96,563
Other receivable	12,474	–
Notes receivable (note 6)	2,277,500	–
Deferred expenses	75,500	164,583
Prepaid expenses	99,458	38,675
Total current assets	2,579,500	299,821

Notes receivable (note 6)	2,000,000	–
Deferred expenses	154,000	220,125
Plant and equipment, net (note 7)	43,762	90,875
Equity investment (note 8)	4,328,143	4,832,922

Total assets	$9,105,405	$5,443,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$526,270	$1,127,839
Accrued liabilities	494,503	309,466
Promissory note payable (note 9)	166,623	166,623
Convertible notes payable (note 10)	4,025,629	170,000
Related party payables (note 11)	–	260,256
	5,213,025	2,034,184
Total liabilities	5,213,025	2,034,184

Capital stock (note 12)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.0001 par value, 300,000,000 shares authorized (2010 – 150,000,000), 136,400,449 shares issued and outstanding (2010 – 98,728,017 issued and outstanding)	13,640	9,873
Additional paid-in capital (note 12)	44,042,425	39,641,412
Treasury (550,000 shares)	(209,000)	(209,000)
Deficit accumulated during the exploration stage	(40,069,672)	(36,054,080)
Accumulated comprehensive income	114,987	21,354
Stockholders’ equity	3,892,380	3,409,559

Total liabilities and stockholders’ equity	$9,105,405	$5,443,743

Going concern (note 2)

Commitments and contingencies (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Years ended December 31, 2011 and 2010, and
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2011

			For the period
			from May 9,
	December	December	1996(date of
	31, 2011	31, 2010	inception) to
			December 31,
			2011
Operating expenses
Exploration	$–	$213,248	$7,174,048
General and administrative	2,243,584	2,245,330	27,930,376
Write-off of Mexican assets	–	2,335,289	3,242,039
Total operating expenses	2,243,584	4,793,867	38,346,463
Loss from operations	(2,243,584)	(4,793,867)	(38,346,463)

Other (expenses) income
Interest expense	(1,147,416)	121,139	(1,621,186)
Interest income	85,553	–	85,553
Gain (loss) on embedded derivative	–	261,000	–
Net loss on equity investment	(710,145)	93,410	(1,280,177)
Forgiveness of debt	–	–	38,871
Gain on sale of interest of Subsidiary	–	–	1,816,733
Non-recurring items	–	–	(713,269)
Total other expenses	(1,772,008)	475,549	(1,673,475)

Loss before income taxes	(4,015,592)	(4,318,318)	(40,019,938)
Provision for income taxes	–	–	–

Net loss from continuing operations, after tax	(4,015,592)	(4,318,318)	(40,019,938)
Minority interest	–	–	253,021
Loss from discontinued operations (net of tax)	–	–	(302,755)

Net loss	(4,015,592)	(4,318,318)	(40,069,672)
Other comprehensive income (loss)
Foreign exchange gain (loss)	93,633	(19,150)	114,987

Comprehensive loss	(3,921,959)	$(4,337,468)	$(39,954,685)

Net loss per common share – basic and diluted	$(0.03)	$(0.05)
Weighted average number of common shares outstanding – basic and diluted	113,995,849	95,157,809

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2011

				Deficit
	Common Stock			Accumulated			Accumulated
			Additional	During the			Comprehensive	Total
			Paid-in	Exploration	Stock	Treasury	Income	Stockholders'
	Number of Amount		Capital	Stage	Subscription	Stock	(Loss)	Equity
	Shares	$	$	$	$	$	$	$
Shares issued to founders	388,334	39	1,126	-	-	-	-	1,165
Share issued	413,333	41	47,564	(1,060)	-	-	-	46,545
Net loss, 1996	-	-	-	(14,198)	-	-	-	(14,198)
Balance, December 31, 1996	801,667	80	48,690	(15,258)	-	-	-	33,512

Share issued	116,999	12	88,638	-	-	-	-	88,650
Net loss, 1997	-	-	-	(142,622)	-	-	-	(142,622)
Balance, December 31, 1997	918,666	92	137,328	(157,880)	-	-	-	(20,460)

Share issued	69,334	7	57,994	-	-	-	-	58,001
Net Loss, 1998	-	-	-	(54,404)	-	-	-	(54,404)
Balance, December 31, 1998	988,000	99	195,322	(212,284)	-	-	-	(16,863)

Share issued	203,918	20	191,999	-	(4,000)	-	-	188,019
Forgiveness of debt of related party	-	-	23,000	-	-	-	-	23,000
Net loss, 1999	-	-	-	(181,898)	-	-	-	(181,898)
Balance, December 31, 1999	1,191,918	119	410,321	(394,182)	(4,000)	-	-	12,258

Share issued for services	4,950,333	495	695,435	-	(278,539)	-	-	417,391
Shares cancelled	(453,100)	(45)	(169,867)	-	157,791	-	-	(12,121)
Forgiveness of debt reclassification	-	-	(23,000)	-	-	-	-	(23,000)
Net loss, 2000	-	-	-	(419,296)	-	-	-	(419,296)
Balance, December 31, 2000	5,689,151	569	912,889	(813,478)	(124,748)	-	-	(24,768)

Share issued for services	1,179,415	118	89,784	-	-	-	-	89,902
Cash received for subscription	-	-	-	-	124,748	-	-	124,748
Other adjustment	-	-	-	1	-	-	-	1
Net loss, 2001	-	-	-	(339,546)	-	-	-	(339,546)
Balance, December 31, 2001	6,868,566	687	1,002,673	(1,153,023)	-	-	-	(149,663)

Shares issued	29,859,173	2,986	386,394	-	-	-	-	389,380
Shares cancelled	(21,978,215)	(2,198)	7	-	-	-	-	(2,191)
Stock warrants issued	-	-	31,000	-	-	-	-	31,000
Stock warrants exercised	3,255,880	326	-	-	-	-	-	326
Net loss, 2002	-	-	-	(570,874)	-	-	-	(570,874)
Balance, December 31, 2002	18,005,394	1,801	1,420,074	(1,723,897)	-	-	-	(302,022)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2011 (continued)

	Common Stock			Deficit
				Accumulated			Accumulated
			Additional	During the			Comprehensive	Total
			Paid-in	Exploration	Stock	Treasury	Income	Stockholders'
	Number of	Amount	Capital	Stage	Subscription	Stock	(Loss)	Equity
	Shares	$	$	$	$	$	$	$
Balance, December 31, 2002	18,005,394	1,801	1,420,074	(1,723,897)	-	-	-	(302,022)

Share issued for services	4,927,411	493	150,833	-	-	-	-	151,326
Shares returned	(66,300)	(7)	(1,319)	-	-	-	-	(1,326)
Net loss, 2003	-	-	-	(414,601)	-	-	-	(414,601)
Balance, December 31, 2003	22,866,505	2,287	1,569,588	(2,138,498)	-	-	-	(566,623)

Share issued	575,000	58	24,942	-	-	-	-	25,000
Short swing profits of shareholder	-	-	50,496	-	-	-	-	50,496
Net loss, 2004	-	-	-	(399,028)	-	-	-	(399,028)
Balance, December 31, 2004	23,441,505	2,345	1,645,026	(2,537,526)	-	-	-	(890,155)

Shares issued	15,729,018	1572	2,612,433	-	(9,500)	-	-	2,604,505
Shares cancelled	(3,500,000)	(350)	(724,650)	-	-	-	-	(725,000)
Net Loss, 2005	-	-	-	(584,879)	-	-	-	(584,879)
Balance, December 31, 2005	35,670,533	3,567	3,532,809	(3,122,405)	(9,500)	-	-	404,471

Share issued	25,790,000	2,579	13,949,985	-	458,500	-	-	14,411,064
Warrants issued	-	-	4,941,036	-	-	-	-	4,941,036
Share issuance costs	-	-	(63,237)	-	-	-	-	(63,237)
Treasury stock	-	-	-	-	-	(392,830)	-	(392,830)
Other comprehensive loss	-	-	-	-	-	-	(1,562)	(1,562)
Net loss, 2006	-	-	-	(8,692,208)	-	-	-	(8,692,208)
Balance, December 31, 2006	61,460,533	6,146	22,360,593	(11,814,613)	449,000	(392,830)	(1,562)	10,606,734

Shares issued	8,362,000	836	7,114,194	-	(334,000)	-	-	6,781,030
Treasury stock	(276,545)	(27)	(392,803)	-	-	392,830	-	-
Warrants issued	-	-	2,717,020	-	-	-	-	2,717,020
Options issued	-	-	459,959	-	-	-	-	459,959
Share issuance costs			(75,000)					(75,000)
Other comprehensive loss	-	-	-	-	-	-	18,141	(18,141)
Net loss, 2007	-	-	-	(10,665,000)	-	-	-	(10,665,000)
Balance, December 31, 2007	69,545,988	6,955	32,183,963	(22,479,613)	115,000	-	(19,703)	9,806,602

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2011 (continued)

	Common Stock			Deficit
				Accumulated			Accumulated
		Amount	Additional	During the			Comprehensive	Total
	Number of		Paid-in	Exploration	Stock	Treasury	Income	Stockholders'
	Shares		Capital	Stage	Subscription	Stock	(Loss)	Equity
		$	$	$	$	$	$	$
Balance, December 31, 2007	69,545,988	6,955	32,183,963	(22,479,613)	115,000	-	(19,703)	9,806,602

Shares issued for cash	8,349,167	835	1,141,023	-	-	-	-	1,141,858
Shares issued for settlement	2,833,333	283	398,050	-	(165,000)	-	-	233,333
Shares issued for services	1,450,000	145	156,855	-	-	-	-	157,000
Shares issued for compensation	875,000	87	135,663	-	-	-	-	135,750
Shares issued for settlement of due to related parties	1,200,000	120	107,880	-	-	-	-	108,000
Shares issued for cash pursuant to exercise of warrants	500,000	50	74,950	-	-	-	-	75,000
Warrants issued for cash	-	-	260,642	-	-	-	-	260,642
Warrants issued for settlement of due to related parties	-	-	192,000	-	-	-	-	192,000
Warrants issued for services	-	-	44,600	-	-	-	-	44,600
Options issued for services	-	-	82,200	-	-	-	-	82,200
Share issuance costs	-	-	(6,562)	-	-	-	-	(6,562)
Shares to be returned	-	-	-	-	(67,500)	-	-	(67,500)
Other comprehensive loss	-	-	-	-	-	-	77,949	77,949
Net loss, 2008	-	-	-	(3,969,299)	-	-	-	(3,969,299)
Prior period adjustment	-	-	-	(417,477)	-	-	-	(417,477)
Balance, December 31, 2008	84,753,488	8,475	34,771,264	(26,866,389)	(117,500)	-	58,246	7,854,096

Share issued for cash	4,729,198	473	489,232	-	-	-	-	489,705
Shares issued for services	2,490,000	249	347,909	-	-	-	-	348,158
Shares issued for compensation	175,000	18	14,857	-	-	-	-	14,875
Shares issued for property	550,000	55	208,945	-	-	(209,000)	-	-
Warrants issued for cash	-	-	728,771	-	-	-	-	728,771
Warrants issued for services	-	-	1,442,484	-	-	-	-	1,442,484
Options issued for services	-	-	24,134	-	-	-	-	24,134
Share issuance costs	-	-	(54,877)	-	-	-	-	(54,877)
Shares returned	(1,100,000)	(110)	(201,390)	-	117,500	-	-	(84,000)
Accumulated comprehensive loss	-	-	-	-	-	-	(17,742)	(17,742)
Net loss, 2009	-	-	-	(4,869,373)	-	-	-	(4,869,373)
Balance, December 31, 2009	91,597,686	9,160	37,771,329	(31,735,762)	-	(209,000)	40,504	5,876,231

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2011 (continued)

	Common Stock			Deficit
				Accumulated			Accumulated
	Number of	Amount	Additional	During the			Comprehensive	Total
	Shares	$	Paid-in	Exploration	Stock	Treasury	Income	Stockholders'
			Capital	Stage	Subscription	Stock	(Loss)	Equity
			$	$	$	$	$	$
Balance, December 31, 2009	91,597,686	9,160	37,771,329	(31,735,762)	-	(209,000)	40,504	5,876,231

Share issued for cash	4,038,237	404	468,298	-	-	-	-	468,702
Shares issued for services	3,092,094	309	790,076	-	-	-	-	790,385
Warrants issued for cash	-	-	264,298	-	-	-	-	264,298
Warrants issued for services	-	-	274,067	-	-	-	-	274,067
Share issuance costs	-	-	(26,497)	-	-	-	-	(26,497)
Beneficial conversion feature	-	-	99,841	-	-	-	-	99,841
Accumulated comprehensive loss	-	-	-	-	-	-	(19,150)	(19,150)
Net loss, 2010	-	-	-	(4,318,318)	-	-	-	(4,318,318)
Balance, December 31, 2010	98,728,017	9,873	39,641,412	(36,054,080)	-	(209,000)	21,354	3,409,559

Shares issued for cash	2,812,500	281	249,719	-	-	-	-	250,000
Shares issued for services	1,490,000	149	174,426	-	-	-	-	174,575
Shares issued on conversion of notes	28,236,036	2,774	1,352,849	-	-	-	-	1,355,623
Shares issued for settlement of debt	5,883,896	588	434,085	-	-	-	-	434,673
Shares cancelled	(750,000)	(75)	(83,550)	-	-	-	-	(83,625)
Warrants issued for cash	-	-	80,389	-	-	-	-	80,389
Warrants issued for services	-	-	373,695	-	-	-	-	373,695
Shares issued on financing	500,000	50	24,950	-	-	-	-	25,000
Share issuance costs	-	-	(8,750)	-	-	-	-	(8,750)
Beneficial conversion feature	-	-	1,803,200	-	-	-	-	1,803,200
Accumulated comprehensive loss	-	-	-	-	-	-	93,633	93,633
Net loss, 2011	-	-	-	(4,015,592)	-	-	-	(4,015,592)
Balance, December 31, 2011	136,400,449	13,640	44,042,425	(40,069,672)	-	(209,000)	114,987	3,892,380

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years ended December 31, 2011 and 2010, and
Cumulative for the period from May 9, 1996 (date of ince4ption) to December 31, 2011

			For the period
			from May 9, 1996(date of
			inception) through
	2011	2010	December 31, 2011
Cash flows from operating activities
Net loss	$(4,015,592)	$(4,318,318)	$(40,069,672)
Net loss from discontinued operations	-	-	302,755
Net loss from continuing operations excluding minority interest	(4,015,592)	(4,318,318)	(39,766,917)
Adjustments for:
Depreciation	47,113	92,687	571,953
Net loss from equity investment	710,145	(93,410)	1,377,875
Loss on recognition of embedded derivative	-	(261,000)	-
Interest on convertible notes payable	145,060	-	145,060
Shares issued for services	90,950	790,385	8,564,071
Warrants and options issued for services	264,953	274,067	3,873,165
Amortization of beneficial conversion feature	531,369	99,841	631,210
Write-down of mineral rights	-	2,504,559	3,411,309
Write-down of assets	-	197,810	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivable	(73,257)	-	(88,646)
Deferred expenses	155,208	(80,931)	313,914
Accounts payable	(166,896)	143,304	2,163,443
Accrued liabilities	185,037	(196,828)	463,668
Other	-	-	680,990
Net cash used in operating activities	(2,125,910)	(847,834)	(19,049,656)

Cash flows from investing activities
Investments in mineral rights	-	(15,564)	(1,920,441)
Additional contribution to Sino-Top	(205,366)	65,451	(3,651,555)
Acquisition of plant and equipment	-	-	(981,486)
Other	-	-	4,364,090
Net cash (used in) provided by investing activities	(205,366)	49,887	(2,189,392)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	250,000	733,000	18,147,492
Share issuance costs	(8,750)	(26,497)	(206,686)
Related party loans payable	-	260,256	1,192,922
Repayments of related party payables	(260,256)	-	(722,813)
Minority interest	-	-	253,021
Promissory note payable	-	(350,000)	516,623
Write-down of promissory note payable	-	-	(350,000)
Issuance of convertible notes payable (note 13)	2,274,654	170,000	2,423,147
Other	-	-	(59,609)
Net cash provided by financing activities	2,255,648	786,759	21,194,097

Effect of exchange rate on cash	93,633	(29,697)	159,519
(Decrease) increase in cash	18,005	(40,885)	114,568
Cash - beginning of period	96,563	137,448	-
Cash - end of period	$114,568	$96,563	$114,568

Supplemental cash flow information (note 13)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

1. Nature of Business and Basis of Presentation

Silver Dragon Resources Inc. was incorporated on May 9, 1996 in the State of Delaware and its executive office is in Toronto, Canada. It carries out operations through subsidiaries in Canada and Mexico and an affiliate in China, although operations in Mexico are dormant pending resolution of a lawsuit (see note 14(d)). Silver Dragon Resources Inc. and its subsidiary and affiliate (collectively referred to as “Silver Dragon” or the “Company”) are in the exploration stage as defined by Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 915 “Accounting and Reporting For Development Stage Entities.”

The Company’s strategy is to acquire and develop a portfolio of silver properties in proven silver districts globally. To date, the Company has generated no sales and has devoted its efforts primarily to financing, by issuing common shares and convertible debt, and exploring its properties.

The accompanying consolidated financial statements of the Company have been prepared following generally accepted accounting principles in the United States (“US GAAP”), are expressed in United States funds.

2. Going Concern and Exploration Stage Activities

These consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.

At December 31, 2011, the Company had working capital of $1,295,390 (December 31, 2010 – ($1,734,363)), had not yet achieved profitable operations, incurred a net loss of $4,015,592 for the year ended December 31, 2011 (2010 – $4,318,318), has accumulated losses of $40,069,672 since its inception, and expects to incur further losses in the development of its business. These factors cast doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations. Management believes that the Company will be able to obtain additional funds by equity or convertible debt financing; however, there is no assurance of additional funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. These consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company were unable to continue as a going concern.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

3. Summary of Significant Accounting Policies

a) Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Silver Dragon Mining De Mexico S.A. de C.V (a Mexican corporation). All significant inter-company balances and transactions have been eliminated on consolidation. The Company’s ownership of 40% of Sanhe Sino-Top Resources & Technology, Ltd. (a China corporation) (“Sino-Top”) is recorded on the equity basis.

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

The Company has designated its cash and cash equivalents as held for trading, which is measured at fair value. Accounts payable, accrued liabilities, promissory and convertible notes payable and related party payables are classified as other liabilities, which are measured at amortized cost. Notes receivable and other receivables are classified as loans and receivables, which are measured at amortized cost.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

3. Summary of Significant Accounting Policies, continued

e) Mineral rights

The Company records its interest in mineral rights at cost. Accordingly, costs associated with the acquisition and the development of mineral reserves are capitalized. Exploration costs are expensed as incurred.

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

g) Income taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for differences between the accounting and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or receivable for the period, increased or decreased by the change in deferred tax assets and liabilities during the period.

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
December 31, 2011 and 2010

3. Summary of Significant Accounting Policies, continued

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

k) Stock-based compensation

From time to time the Company grants warrants to management, directors, employees and consultants. The Company recognizes compensation expense at fair value. Under this method, the fair value of each warrant is estimated on the date of the grant and amortized over the vesting period, with the resulting amortization credited to contributed surplus. The fair value of each grant is determined using the Black-Scholes option-pricing model. Consideration paid upon the exercise of stock options is recorded as share capital.

l) Asset retirement obligations

The Company recognizes liabilities for statutory, contractual or legal obligations associated with the reclamation of mineral properties. Initially, a liability for an asset retirement obligation is recognized at its fair value in the period in which it is incurred and the corresponding asset retirement cost is added to the carrying amount of the related asset. The cost is amortized over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability is adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation. As at December 31, 2011, the Company had not incurred any asset retirement obligations related to the exploration of its mineral properties.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

3. Summary of Significant Accounting Policies, continued

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

4. Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, the Company has not determined whether implementation of such proposed standards would be material to the Company’s financial statements. New pronouncements assessed by the Company recently are discussed below:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 (March 1, 2012 for the Company). The Company does not expect the adoption of ASU 2011-05 to have a material impact on its results of operations, financial condition, or cash flows.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

4. Recent Accounting Pronouncements, continued

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in this update improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs and result in common fair value measurement and disclosure requirements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011 (March 1, 2012 for the Company). The Company does not expect the adoption of ASU 2011-04 to have a material impact on its results of operations, financial condition, or cash flows.

5. Financial Instruments

The carrying value of cash, other receivable, notes receivable, accounts payable, accrued liabilities, promissory note payable, current portion of convertible notes payable and related party payables approximated their fair value as of December 31, 2011 and December 31, 2010 due to their short-term nature. Management believes that the carrying value of the non-current portion of convertible notes payable and notes receivable approximates their fair value using the present value method.

Interest and Credit Risk

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from its financial instruments.

Currency Risk

While the reporting currency is the United States Dollar, $139,298 of consolidated expenses for the year ended December 31, 2011 are denominated in Mexican Pesos; and $919,425 of consolidated expenses for the year ended December 31, 2011, are denominated in Canadian Dollars. As at December 31, 2011; $917,687 of the net monetary liabilities are denominated in Mexican Pesos; and $54,063 of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Notes Receivable

(a)

Notes receivable consists of ten notes issued by an investor. (note 10 (a)), each in the principal amount of $200,000 and bearing interest of 5% per annum, with payment to the Company due on or before the earlier of (i) 49 months from February 15, 2011, or (ii) subject to certain conditions; a series of dates beginning September 15, 2011 and continuing on the 15th of each month thereafter. As at December 31, 2011, these conditions have not been met. Three of the notes receivable are secured by real estate property owned by the investor and the remainder are unsecured.

On June 20, 2011, the Company agreed with the investor to modify the terms of certain notes. The notes that were due on September 15, 2011 and October 15, 2011 were redeemed in exchange for $271,561 on July 1, 2011 with the difference recorded as interest expense.

(b)

Notes receivable includes a promissory note issued by an investor on April 11, 2011 (note 10 (b)) for $300,000, bearing interest at 6% per annum and secured by assets pledged as collateral. The agreement was amended on October 12, 2011, and as a result $200,000 was paid on October 14, 2011 and the remaining $100,000 was paid on November 15, 2011.

On December 15, 2011 an additional promissory note was issued for $250,000, bearing interest at 6% per annum and secured by assets pledged as collateral. $125,000 of principal under this note shall be due and payable on June 15, 2012 and the balance of $125,000 of principal and accrued interest shall be due and payable on August 1, 2012.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

6. Notes Receivable, continued

(c)

Notes receivable comprises of five notes issued to an investor. Four non-interest bearing notes were issued April 19, 2011 (note 10 (c)) of $500,000 each, totaling $2,000,000 and with payment of principal and a one- time financing fee of 5.25% due on the principal sum, due on maturity on April 19, 2014. The notes are secured and collateralized. The Company has received $650,000 of the $1,000,000 initial note issued April 19, 2011, and the remaining $350,000 receivable is currently outstanding.

7. Plant and Equipment, net

			December 31,	December 31,
		Accumulated	2011	2010
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$32,016	$8,543	$12,205
Office equipment	45,720	28,430	17,290	21,610
Leasehold improvements	195,667	177,738	17,929	57,060
	$281,946	$238,184	$43,762	$90,875

8. Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China

Gansu Shengda Group Ltd. (“Shengda”), owns 52%, and Exploration Unit of North China Geological Exploration Bureau, also known as Huaguan Industrial Corp. (“HIC”) and 5 individuals own 8%, and the Company owns 40% of Sino-Top, whose assets mainly consist of six exploration properties. Erbahuo, a seventh exploration property controlled by Sino-Top, is not controlled by the Company, although it has a right to receive 70% of its net income and 30% by HIC.

	2011	2010
Carrying value of investment at December 31, 2010	$4,832,922	$4,804,963
Additional investment and advances	205,366	81,049
Return of funds advanced	-	(146,500)
40% share of net (loss)/income for the year ended December 31, 2011	(710,145)	93,410
Carrying value of investment at December 31, 2011	$4,328,143	$4,832,922

Share of (loss) income for the year ending December 31:

	2011	2010
Exploration expenses	$(536,495)	$(1,351,294)
General and administrative expenses	(173,650)	(197,171)
Gain on disposal of properties	-	1,684,096
Income taxes	-	(42,102)
Share of (loss) income for the year (at 40%)	$(710,145)	$93,410

9. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 with a carried interest rate of 5% per month, unsecured, and no maturity date. During the year ended December 31, 2011, the Company incurred interest of $99,974 (2010 - $99,974).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

10. Convertible Notes Payable

Current
Balance, December 31, 2009	$-
Issued during the year ended December 31, 2010	170,000
Balance, December 31, 2010	$170,000
Issued during the year ended December 31, 2011	6,580,000
Deferred charges	(1,661,347)
Converted during the year ended December 31, 2011	(1,063,024)
Balance December 31 , 2011	$4,025,629

(a)

On February 15, 2011, the Company closed a convertible financing of $2.5 million bearing interest of 5.5% per annum over a four-year period, with consideration of $500,000 paid at closing and $2,000,000 paid in a series of ten notes (note 6(a)), each in the principal amount of $200,000, due on or before the earlier of (i) 49 months from February 15, 2011, or (ii) subject to certain conditions, a series of dates beginning on September 15, 2011 and following on the 15th of each month thereafter (note 6(a)). The Company has the right to offset the payment of any unpaid note receivable subject to certain conditions. In exchange for the note receivable issued, the Company issued a convertible note payable with a face amount of $2,766,000 due February 15, 2015, which represents the $2,500,000 paid or to be paid to the Company by the investor and other fees and expenses. The investor also received a warrant to purchase 8.6 million common shares of the Company at an exercise price of $0.50 per share at any time within three years after the date of issuance.

The proceeds of the financing were allocated between the convertible notes payable ($1,938,233), the related warrants ($242,090), the related expenses ($343,391), and the beneficial conversion feature ($242,786) based upon their respective fair values in accordance with ASC 470 (“Debt”). The difference between the face value of the convertible notes payable and the allocated value is being charged to interest expense over the term of the convertible notes payable. The fair value of the beneficial conversion feature will be allocated over the term from commitment date to the maturity date of the convertible notes payable. Contingent beneficial conversion features will be recognized when the outstanding conditions have been met and will be amortized from the date of recognition to the maturity date of the convertible notes payable. The fair value of the warrants and the related expenses will be allocated over the term from the commitment date to the maturity date of the convertible notes payable.

(b)

On April 11, 2011, the Company issued two unsecured, convertible notes with a principal amount of $100,000 and $300,000, bearing interest at 6% per annum and maturing April 11, 2013. This reflects an original issue discount of 4% and the sale of these notes to the holder for $96,000 and $288,000 respectively. The notes are convertible into common stock, at the lender’s option, at a 30% discount of any four trading days prior to and including the day of conversion. As consideration, the Company received the note receivable set out in note 6(b).

On December 15, 2011, the Company issued two unsecured, convertible notes with a principal amount of $150,000 and $250,000, bearing interest at 6% per annum and maturing December 15, 2013. This reflects an original issue discount of 4% and the sale of this note to the holder for $144,000 and $240,000 respectively. The notes are convertible into common stock, at the lender’s option, at a 30% discount of any four trading days prior to and including the day of conversion. As consideration, the Company received $150,000 cash and the note receivable for $250,000 set out in note 6(b).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

10. Convertible Notes Payable, continued

(c)

On April 19, 2011, the Company closed a convertible financing agreement with a privately-held United States investment firm. The total planned funding amount is $3,000,000, with payment consisting of $1,000,000 through a convertible promissory note and four $500,000 promissory notes, bearing interest at a 5% one-time interest charge on the principal sum due on maturity, secured and collateralized by the lender.

The initial note provides for $1,000,000 in the form of cash payments to be made to the Company according to a funding schedule expiring 180 days after an effective registration statement covering the resale of the shares of common stock issuable upon conversion of the note, assuming certain share volume and prices are met. The registration statement became effective on May 19, 2011. $650,000 was paid to the Company. $350,000 was due on December 31, 2011 (note 6(c)). The subsequent notes each aggregate $500,000 consideration, totaling $2,000,000, which are secured and collateralized, over the remainder of the three-year period. The total face amount of the convertible notes issued is $3,150,000 due April 19, 2014, which represents $3,000,000 to be paid to Company and other fees and expenses to be paid to the lender. The difference between the fair value of the convertible note payable and the allocated value is being charged to interest expense over the term of the convertible note payable. The fair value of the beneficial conversion feature as at December 31, 2011 is $802,083. The fair value of the beneficial conversion feature will be allocated over the term from the commitment date to the maturity date of the convertible note payable.

(d)

On January 11, 2011, the Company issued a convertible note with a principal amount of $65,000 which was paid in full on July 25, 2011. On March 1, the Company issued a convertible note with a principal amount of $55,000 which was paid in full on September 27, 2011. On April 8, 2011, the Company issued a convertible note with a principal amount of $50,000 which was paid in full on October 27, 2011. On August 24, 2011, the Company issued a convertible note with a principal amount of $55,000, due on May 25, 2012. On November 30, 2011, the Company issued a convertible note with a principal amount of $75,000, due on September 5, 2012. The notes bear interest of 8% per annum and are unsecured. The notes are convertible into common stock, at the lender’s option, at a discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion. The lender has agreed to restrict its ability to convert the notes and receive shares of common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

11. Related Party Transactions and Balances

	December 31, 2011	December 31, 2010
Unpaid remuneration	$-	$213,040
Advances	-	47,216
	$-	$260,256

During the year ended December 31, 2011, the Company incurred $360,688 (2010 - $216,000) in management fees paid to a company controlled by a director for his services as chief executive officer.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

12. Capital Stock

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
December 31, 2011 and 2010

12. Capital Stock, continued

On May 14, 2010, the Company closed a private placement totaling 300,000 units at $0.28 per unit for gross proceeds of $84,000. Each unit consists of one common share and one $0.50 per share purchase warrant exercisable within a one year period from the date of the closing of the private placement.

On May 25, 2010, the Company issued 75,000 shares of the Company’s restricted common stock to a company, pursuant to a long-term consulting agreement dated May 19, 2010, for fair value of $14,625. The Company also issued warrants to purchase 300,000 shares of the Company’s restricted common stock at an exercise price of $0.28, exercisable for a period of one year from the issuance date, for fair value of $20,430.

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
December 31, 2011 and 2010

12. Capital Stock, continued

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
December 31, 2011 and 2010

12. Capital Stock, continued

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

On January 18, 2011, the Company issued 50,000 shares of restricted common stock to a company, pursuant to the signing of a term sheet proposing $2.5 million of convertible debt financing for the Company, for fair value of $5,400 (note 10(d)).

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

On February 15, 2011 the Company issued 8.6 million share purchase warrants to an investor, as part of a financing arrangement (note 10) at an exercise price of $0.50 for a period of three years from the date of issuance.

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
December 31, 2011 and 2010

12. Capital Stock, continued

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

On June 16, 2011, the Company issued 100,000 common share warrants for services provided at an exercise price of $0.12 exercisable for a period of one year from the date of issuance, for fair value of $3,946.

On August 10, 2011, the Company issued 100,000 common share warrants to an employee at an exercise price of $0.15 exercisable for a period of two years from the date of issuance, for fair value of $6,139.

On December 8, 2011, the Company issued 1,562,500 shares at $0.08 per unit for a total of $125,000.

During the year ended December 31, 2011, the Company issued 5,010,000 shares pursuant to the conversion of a note of $185,380 principal and $103,105 interest (note 10(a)).

During the year ended December 31, 2011, an investor elected to convert two outstanding notes payable totaling $318,100 plus accrued interest of $3,353. The Company issued a total of 8,686,428 shares (note 10(b)).

During the year ended December 31, 2011, the Company issued 6,350,000 free trading shares pursuant to the conversion of a note with a balance of $392,085 principal (note 10(c)).

During the year ended December 31, 2011, an investor elected to convert six outstanding notes payable totaling $340,000 plus accrued interest of $13,600. The Company issued a total of 6,548,784 shares (note 10(d)).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

12. Capital Stock, continued

Warrants

As at December 31, 2011, 22,978,000 warrants were outstanding, having an exercise price between $0.07 and $5.00 per share with an average remaining contractual life of 1.89 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2009	15,814,198	$0.58
Issued during the year ended December 31, 2010	6,018,237	0.40
Expired during the year ended December 31, 2010	(6,614,198)	(0.50)
Balance, December 31, 2010	15,218,237	$0.55
Issued during the year ended December 31, 2011	12,960,000	0.41
Expired during the year ended December 31, 2011	(5,200,237)	(0.49)
Balance, December 31, 2011	22,978,000	$0.48

As at December 31, 2011, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.07 - $1.00	21,778,000	1.95 years	$0.43
$1.01 - $2.00	1,000,000	0.95 years	$1.25
$2.01 - $5.00	200,000	0.17 years	$2.75

Options

As at December 31, 2011, 700,000 options were outstanding, having an exercise price between $0.10 and $0.95 per share with an average remaining contractual life of 0.48 years.

		Weighted average
	Number of	exercise price
	options
Balance, December 31, 2010	700,000	$0.70
Balance, December 31, 2011	700,000	$0.70

As at December 31, 2011, the range of exercise prices of the outstanding options were as follows:

			Weighted
		Average remaining	average exercise
Range of exercise prices	Number of options	contractual life	price
$0.10 - $0.95	700,000	0.48 years	$0.70

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

13. Supplemental Cash Flow Information

Issuance of convertible notes payable

	December 31,	December	For the period
	2011	31, 2010	from June 15, 1996(date of
			inception) through December 31,
			2011
Issuance of convertible notes payable	$5,240,000	$-	$5,240,000
Cash advances	1,510,000	170,000	1,658,493
Notes receivable	(5,127,500)	-	(5,127,500)
Cash repayments on notes receivable	850,000	-	850,000
Deferred charges	(197,846)	-	(197,846)
	$2,274,654	170,000	2,423,147

14. Commitments and Contingencies

(a)

In 2007, the Company entered into a five year lease agreement for office, which ends March 31, 2012. On December 19, 2011, the Company entered into a three year lease agreement for office, which commences April 1, 2012 and ends March 31, 2015. The future minimum commitment under the lease obligations for office premises are as follows:

2012	$73,114
2013	60,355
2014	60,355
2015	15,089
$208,913

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

(b)	Under an agreement with HIC, the Company has committed to provide capital contributions to cover expenses proportionate to its equity interest in Sino-Top.

(c)

In December 2010, shareholders of the Company received a letter from a shareholder which contained two items. The first was a copy of a legal proceeding filed in China and the second was a letter making certain allegations regarding the Company and its management. The legal proceeding was filed by two shareholders and sought to invalidate the Company’s sale in 2008 of 50% of Sanhe Sino-Top Resources & Technologies, Ltd. The Company believes that the legal proceeding was frivolous and wholly without merit. The sale in question was made to a Chinese government-owned entity, after the receipt of approval by the Ministry of Commerce in China.

The second item was a letter written by a purported “Minority Shareholder Committee,” claiming that it had initiated the proceeding. The letter alleged that the Company and its management had engaged in various improper and illegal activities. The Company, on several occasions, through its legal counsel in several countries, had asked that individual to cease and desist, and subsequently filed a Writ of Summons in the High Court of the Hong Kong Special Administrative Region, Court of First Instance claiming damages for libel, an injunction and other relief. On May 4, 2011, judgment was given in favor of the Company for damages for libel, malicious falsehood, interest and costs, with amounts to be assessed by the court. The next hearing has been scheduled in Beijing for April 18, 2012.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

14. Commitments and Contingencies, continued

(d)

The Company’s Mexican subsidiary has been subjected to irregularities that it is seeking to redress. Legal proceedings were heard and decided on an ex parte basis, without notice to the Company that resulted in its Mexican subsidiary losing title to its mineral assets. In December 2010, the Company became aware of this situation, and has taken steps through the courts in Mexico to redress the situation. It has commenced a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities. The court proceedings are continuing in Mexico.

15. Subsequent Events

On January 27, 2012, the Company issued a secured convertible promissory note, bearing interest at 8% per annum for $42,500; payable by October 30, 2012. The note is secured by assets pledged as collateral.

On February 3, 2012, 357,143 shares were issued for legal services rendered for a fair value of $20,000.

On February 15, 2012, 100,000 shares were issued for services rendered for a fair value of $6,000.

On March 15, 2012, the Company issued a secured convertible promissory note, bearing interest at 8% per annum for $51,000; payable by December 19, 2012. The note is secured by assets pledged as collateral.

After the year ended December 31, 2011, the Company issued 17,138,219 shares pursuant to the conversion of a note of $437,594 principal and $53,626 interest (note 10(a)).

After the year ended December 31, 2011, an investor elected to convert one outstanding notes payable totaling $81,900 plus accrued interest of $2,683. The Company issued a total of 2,663,514 shares (note 10(b)).

After the year ended December 31, 2011, the Company issued11,394,552 free trading shares pursuant to the conversion of a note with a principal balance of $360,428 to convert one outstanding notes payable totaling $55,000 plus accrued interest of $5,200. The Company issued a total of 1,890,039 shares (note 10(d)).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

16. Segmented Information

As at December 31, 2011	Corporate	Mexico		China	Total

Equity investment	$-	$-		$4,328,143	$4,328,143
Notes receivable	$4,277,500	$-	$		$4,277.500
Total assets	$4,776,665	$597		$4,328,143	$9,105,405

Year ended December 31, 2011	Corporate	Mexico		China	Total

Revenues	$-	$-		$-	$-
Depreciation	$47,113	$-		$-	$47,113
Loss before income tax	$(3,166,149)	$(139,298)		$(710,145)	$(4,015,592)

As at December 31, 2010	Corporate	Mexico		China	Total

Equity investment	$-	$-		$4,832,922	$4,832,922
Notes receivable	$-	$-		$-	$-
Total assets	$609,859	$962		$4,832,922	$5,443,743

Year ended December 31, 2010	Corporate	Mexico			Total

Revenues	$-	$-		$-	$-
Depreciation	$54,008	$38,679		$-	$92,687
Loss before income tax	$(1,889,519)	$(2,335,389)		$(93,410)	$(4,318,318)

17. Comparative Figures

Certain items have been reclassified to conform to the presentation adopted in 2011.