Form 10-Q
period 2012-03-31
Silver Dragon Resources Inc.
filed 2012-05-15
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

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

Yes [X]          No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of May 07, 2012 there were 176,751,338 shares of common stock outstanding, par value $0.0001.

As of May 07, 2012 the aggregate market value was $4,418,783 based on upon the closing sale price of the common stock as reported by the Over-the-Counter Bulletin Board (“OTCBB”) on that date.

SILVER DRAGON RESOURCES INC.

INDEX TO FORM 10-Q

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2012
(EXPRESSED IN UNITED STATES FUNDS)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2012	2011
ASSETS
Current assets
Cash	$68,959	$114,568
Other receivable	26,845	12,474
Notes receivable (note 5)	1,020,595	2,277,500
Deferred expenses	87,479	75,500
Prepaid expenses	45,868	99,458
Total current assets	1,249,746	2,579,500

Notes receivable (note 5)	1,800,000	2,000,000
Deferred expenses	140,000	154,000
Plant and equipment, net (note 6)	229,970	43,762
Equity investment (note 7)	4,964,643	4,328,143

Total assets	$8,384,359	$9,105,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$581,908	$526,270
Accrued liabilities	516,793	494,503
Promissory note payable (note 8)	166,623	166,623
Convertible notes payable (note 9)	3,417,383	4,025,629
Total liabilities	4,682,707	5,213,025

Capital stock (note 11)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized (2011 – 300,000,000), 169,803,092 shares issued and outstanding (2011 – 136,400,449 issued and outstanding)	16,981	13,640
Additional paid-in capital (note 11)	45,249,736	44,042,425
Treasury (550,000 shares)	(209,000)	(209,000)
Deficit accumulated during the exploration stage	(41,455,381)	(40,069,672)
Accumulated comprehensive income	99,316	114,987
Stockholders’ equity	3,701,652	3,892,380

Total liabilities and stockholders’ equity	$8,384,359	$9,105,405

Going concern (note 2)

Commitments and Contingencies (note 13)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three-month periods ended March 31, 2012 and 2011 and
Cumulative for the period from May 9, 1996 (date of inception) to March 31, 2012
(Unaudited)

	March 31	March 31	For the period
	2012	2011	from May 9,
			1996 (date of
			inception) to
			March 31, 2012
Operating expenses
Exploration	$–	$–	$7,174,048
General and administrative	506,655	588,601	28,437,031
Write-off of Mexican assets	–	–	3,242,039
Total operating expenses	506,655	588,601	38,853,118
Loss from operations	(506,655)	(588,601)	(38,853,118)

Other (expenses) income
Interest expense	(751,526)	(93,835)	(2,372,712)
Interest income	10,987	–	96,540
Net loss on equity investment	(138,515)	(52,261)	(1,418,692)
Forgiveness of debt	–	–	38,871
Gain on sale of interest of subsidiary		–	1,816,733
Non-recurring items	–	–	(713,269)
Total other expenses	(879,054)	(146,096)	(2,552,529)

Loss before income taxes	(1,385,709)	(734,697)	(41,405,647)
Provision for income taxes	–	–	–

Net loss from continuing operations, after tax	(1,385,709)	(734,697)	(41,405,647)
Minority interest	–	–	253,021
Loss from discontinued operations (net of tax)	–	–	(302,755)

Net loss	(1,385,709)	(734,697)	(41,455,381)
Other comprehensive income (loss)
Foreign exchange gain (loss)	(15,671)	(24,165)	99,226

Comprehensive loss	(1,401,380)	$(758,862)	$(41,356,155)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding- basic and diluted	150,721,007	100,130,353

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Stockholders’ Equity
For the three-month period ended March 31, 2012 and year end December 31, 2011
(Unaudited)

	Common Stock		Additional	Deficit	Treasury	Accumulated	Total
	Number of	Amount	Paid-in	Accumulated	Stock	Comprehensive	Stockholders’
	Shares	$	Capital	During the	$	Income	Equity
			$	Exploration		(Loss)	$
				Stage		$
				$
Balance, December 31, 2010	98,728,017	9,873	39,641,412	(36,054,080)	(209,000)	21,354	3,409,561

Shares issued for cash	2,812,500	281	249,719	-	-	-	250,000
Shares issued for services	1,490,000	149	174,426	-	-	-	174,575
Shares issued on conversion of notes	28,236,036	2,774	1,352,849	-	-	-	1,355,623
Shares issued for settlement of debt	5,883,896	588	434,085	-	-	-	434,673
Shares cancelled	(750,000)	(75)	(83,550)	-	-	-	(83,625)
Warrants issued for cash	-	-	80,389	-	-	-	80,389
Warrants issued for services	-	-	373,695	-	-	-	373,695
Shares issued on financing	500,000	50	24,950	-	-	-	25,000
Share issuance costs	-	-	(8,750)	-	-	-	(8,750)
Beneficial conversion feature	-	-	1,803,200	-	-	-	1,803,200
Accumulated comprehensive loss	-	-	-	-	-	93,633	93,633
Net loss, 2011	-	-	-	(4,015,592)	-	-	(4,015,592)
Balance, December 31, 2011	136,400,449	13,640	44,042,425	(40,069,672)	(209,000)	114,987	3,892,380

Shares issued for services	457,143	46	25,954				26,000
Shares issued on conversion of notes	32,945,500	3,295	1,023,361	-	-	-	1,026,656
Warrants issued for services	-	-	117,925	-	-	-	117,925
Beneficial conversion feature	-	-	40,071	-	-	-	40,071
Accumulated comprehensive loss	-	-	-	-	-	(15,671)	(15,671)
Net loss, 2012	-	-	-	(1,385,709)	-	-	(1,385,709)
Balance, March 31, 2012	169,803,092	16,981	45,249,736	(41,455,381)	(209,000)	99,316	3,701,652

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2012 and 2011 and
Cumulative for the period from May 9, 1996 (date of inception) to March 31, 2012 (Unaudited)

			For the period
			from May 9, 1996 (date
	March 31	March 31	of inception) through
	2012	2011	March 31, 2012
Cash flows from operating activities
Net loss	$(1,385,709)	$(734,697)	$(41,455,381)
Net loss from discontinued operations	-	-	302,755
Net loss from continuing operations excluding minority interest	(1,385,709)	(734,697)	(41,152,626)
Adjustments for:
Depreciation	11,288	16,019	583,241
Net loss from equity investment	138,515	52,261	1,516,390
Loss on recognition of embedded derivative	-	-	-
Interest on convertible notes payable	58,083	4,800	203,143
Shares issued for services	26,000	19,300	8,590,071
Warrants and options issued for services	117,925	129,085	3,991,090
Amortization of beneficial conversion feature	253,915	29,516	885,125
Write-down of mineral rights	-	-	3,411,309
Write-down of assets	-	-	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivable	(14,371)	-	(103,017)
Prepaid expenses	53,590	-	53,590
Deferred expenses	2,021	26,071	315,935
Accounts payable	55,637	22,649	2,219,080
Accrued liabilities	22,290	54,994	485,958
Other	-	-	680,990
Net cash used in operating activities	$(660,816)	$(380,002)	(19,710,472)
Cash flows from investing activities
Investments in mineral rights	-	$-	(1,920,441)
Additional contribution to Sino-Top	(775,015)	-	(4,426,570)
Acquisition of plant and equipment	(197,495)	-	(1,178,981)
Other	-	-	4,364,090
Net cash (used in) investing activities	$(972,510)	-	(3,161,902)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	-	18,147,492
Share issuance costs	-	-	(206,686)
Related party loans payable	-	-	1,192,922
Repayments of related party payables	-	(167,686)	(722,813)
Minority interest	-	-	253,021
Promissory note payable	-	-	516,623
Write-down of promissory note payable	-	-	(350,000)
Issuance of convertible notes payable (note 12)	1,603,388	553,840	4,026,535
Other	-	-	(59,609)
Net cash provided by financing activities	1,603,388	386,154	22,797,485
Effect of exchange rate on cash	(15,671)	(24,165)	143,848
(Decrease) increase in cash	(45,609)	(18,013)	68,959
Cash - beginning of period	114,568	96,563	-
Cash - end of period	$68,959	$78,550	$68,959
Supplemental cash flow information (note 12)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011

1. Nature of Business and Basis of Presentation

Silver Dragon Resources Inc. was incorporated on May 9, 1996 in the State of Delaware and its executive office is in Toronto, Canada. It carries out operations through subsidiaries in Canada and Mexico and an affiliate in China, although operations in Mexico are dormant pending resolution of a lawsuit (see note 13). Silver Dragon Resources Inc. and its subsidiary and affiliate (collectively referred to as “Silver Dragon” or the “Company”) are in the exploration stage as defined by Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 915 “Accounting and Reporting For Development Stage Entities”.

The Company’s strategy is to acquire and develop a portfolio of silver properties in proven silver districts globally. To date, the Company has generated no sales and has devoted its efforts primarily to financing, by issuing common shares and convertible debt, and exploring its properties.

The accompanying interim condensed consolidated financial statements of the Company have been prepared following generally accepted accounting principles in the United States (“US GAAP”), are expressed in United States funds, and pursuant to the regulations of the Securities and Exchange Commission (“SEC”) for interim condensed financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended December 31, 2011 filed in the Company’s Annual Report on Form 10-K.

2. Going Concern and Exploration Stage Activities

These consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.

At March 31, 2012, the Company had working capital deficit of $3,432,961 (December 31, 2011 – $2,633,525), has not yet achieved profitable operations, incurred a net loss of $1,385,709 for the three-month period ended March 31, 2012 (2011 - $734,697), has accumulated losses of $41,455,381 since its inception, and expects to incur further losses in the development of its business. These factors cast doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations. Management believes that the Company will be able to obtain additional funds by equity or convertible debt financing; however, there is no assurance of additional funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. These consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company were unable to continue as a going concern.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 (March 1, 2012 for the Company). There was no material impact on the Company’s results of operations, financial condition, or cash flows on adoption of this policy.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011

3. Recent Accounting Pronouncements, continued

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in this update improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs and result in common fair value measurement and disclosure requirements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011 (March 1, 2012 for the Company). There was no material impact on the Company’s results of operations, financial condition, or cash flows on adoption of this policy.

4. Financial Instruments

The carrying value of cash, other receivable, notes receivable, accounts payable, accrued liabilities, promissory note payable, current portion of convertible notes payable and related party payables approximated their fair value as of March 31, 2012 and December 31, 2011 due to their short-term nature. Management believes that the carrying value of the non-current portion of convertible notes payable and notes receivable approximates their fair value using the present value method.

Interest and Credit Risk

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from its financial instruments.

Currency Risk

While the reporting currency is the United States Dollar, $27,788 of consolidated expenses for the three-month period ended March 31, 2012 are denominated in Mexican Pesos; and $230,050 of consolidated expenses for the year ended December 31, 2011, are denominated in Canadian Dollars. As at March 31, 2012; $787,579 of the net monetary liabilities are denominated in Mexican Pesos; and $43,409 of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

5. Notes Receivable

(a)

Notes receivable consists of ten notes issued by an investor, (note 9 (a)), each in the principal amount of $200,000 and bearing interest of 5% per annum, with payment to the Company due on or before the earlier of (i) 49 months from February 15, 2011, or (ii) subject to certain conditions; a series of dates beginning September 15, 2011 and continuing on the 15th of each month thereafter. As at March 31, 2012, these conditions have not been met. Three of the notes receivable are secured by real estate property owned by the investor and the remainder are unsecured.

On June 20, 2011, the Company agreed with the investor to modify the terms of certain notes. The notes that were due on September 15, 2011 and October 15, 2011 were redeemed in exchange for $271,561 on July 1, 2011 with the difference recorded as interest expense.

On January 31, 2012, the Company agreed with the investor to accelerate certain payments for a total of $800,000 in exchange for redeeming $1,142,857. The notes that were due on November 15, 2011, December 15, 2011, January 15, 2012, February 15, 2012 and March 15, 2012 were redeemed, and the note due on April 15, 2012 was partially redeemed. The difference was recorded as a financing expense.

(b)

Notes receivable includes a promissory note issued by an investor on April 11, 2011 (note 9 (b)) for $300,000, bearing interest at 6% per annum and secured by assets pledged as collateral. The agreement was amended on October 12, 2011, and as a result $200,000 was paid on October 14, 2011 and the remaining $100,000 was paid on November 15, 2011.

On December 15, 2011 an additional promissory note was issued for $250,000, bearing interest at 6% per annum and secured by assets pledged as collateral. $125,000 of principal under this note shall be due and payable on June 15, 2012 and the balance of $125,000 of principal and accrued interest shall be due and payable on August 1, 2012. On February 10, 2012, the Company received $150,000, and as at March 31, 2012, $100,000 is outstanding.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011

5. Notes Receivable, continued

(c)

Notes receivable comprises of five notes issued to an investor. Four non-interest bearing notes were issued April 19, 2011 (note 9 (c)) of $500,000 each, totaling $2,000,000 and with payment of principal and a one-time financing fee of 5.25% due on the principal sum, due on maturity on April 19, 2014. The notes are secured and collateralized. The Company has received $825,000 and the remaining $2,175,000 receivable is outstanding, of which $325,000 is included in current assets and relates the initial $1,000,000 note that was advanced. The original non-interest bearing note was issued on April 19, 2011 and was due October 16, 2011. However, certain conditions were not met by the Company and the remaining balance is currently due.

6. Plant and Equipment, net

			March 31,	December 31,
		Accumulated	2012	2011
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$32,657	$7,902	$8,543
Office equipment	45,720	29,296	16,424	17,290
Leasehold improvements	393,163	187,523	8,148	17,929
	$479,442	$249,476	$229,970	$43,762

7. Equity Investment

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

		March 31
		2012
Carrying value of investment at December 31, 2011		$4,328,143
Additional investment and advances		775,015
40% share of net loss for the three-month period ended March 31, 2012		(138,515)
Carrying value of investment at March 31, 2012		$4,964,643

Share of loss for the three-month period ending March 31:
	2012	2011
Exploration expenses	$(87,689)	$(30,903)
General and administrative expenses	(50,826)	(21,298)
Share of loss for the year (at 40%)	$(138,515)	$(52,261)

8. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 with a carried interest rate of 5% per month, unsecured, and no maturity date. During the three-month period ended March 31, 2012, the Company incurred interest of $24,993 (2011 - $24,993).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011

9. Convertible Notes Payable

Balance, December 31, 2011	$4,025,629
Issued during the three-month period ended March 31, 2012	93,500
Deferred charges	266,827
Converted during the three-month period ended March 31, 2012	(968,573)
Balance March 31, 2012	$3,417,383

(a)

On February 15, 2011, the Company closed a convertible financing of $2.5 million bearing interest of 5.5% per annum over a four-year period, with consideration of $500,000 paid at closing and $2,000,000 paid in a series of ten notes (note 5(a)), each in the principal amount of $200,000, due on or before the earlier of (i) 49 months from February 15, 2011, or (ii) subject to certain conditions, a series of dates beginning on September 15, 2011 and following on the 15th of each month thereafter (note 5(a)). The Company has the right to offset the payment of any unpaid note receivable subject to certain conditions. In exchange for the note receivable issued, the Company issued a convertible note payable with a face amount of $2,766,000 due February 15, 2015, which represents the $2,500,000 paid or to be paid to the Company by the investor and other fees and expenses. The investor also received a warrant to purchase 8.6 million common shares of the Company at an exercise price of $0.50 per share at any time within three years after the date of issuance.

The proceeds of the financing were allocated between the convertible notes payable ($1,938,233), the related warrants ($242,090), the related expenses ($343,391), and the beneficial conversion feature ($242,786) based upon their respective fair values in accordance with ASC 470 (“Debt”). The difference between the face value of the convertible notes payable and the allocated value is being charged to interest expense over the term of the convertible notes payable. The fair value of the beneficial conversion feature will be allocated over the term from commitment date to the maturity date of the convertible notes payable. Contingent beneficial conversion features will be recognized when the outstanding conditions have been met and will be amortized from the date of recognition to the maturity date of the convertible notes payable. The fair value of the beneficial conversion feature as at March 31, 2012 is $174,503. The fair value of the warrants and the related expenses will be allocated over the term from the commitment date to the maturity date of the convertible notes payable.

(b)

On April 11, 2011, the Company issued two unsecured, convertible notes with a principal amount of $100,000 and $300,000, bearing interest at 6% per annum and maturing April 11, 2013. This reflects an original issue discount of 4% and the sale of these notes to the holder for $96,000 and $288,000 respectively. The notes are convertible into common stock, at the lender’s option, at a 30% discount of any four trading days prior to and including the day of conversion. As consideration, the Company received the note receivable set out in note 5(b).

On December 15, 2011, the Company issued two unsecured, convertible notes with a principal amount of $150,000 and $250,000, bearing interest at 6% per annum and maturing December 15, 2013. This reflects an original issue discount of 4% and the sale of this note to the holder for $144,000 and $240,000 respectively. The notes are convertible into common stock, at the lender’s option, at a 30% discount of any four trading days prior to and including the day of conversion. As consideration, the Company received $150,000 cash and the note receivable for $250,000 set out in note 5(b). The fair value of the beneficial conversion feature as at March 31, 2012 is $154,214.

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011

9. Convertible Notes Payable, continued

The initial note provides for $1,000,000 in the form of cash payments to be made to the Company according to a funding schedule expiring 180 days after an effective registration statement covering the resale of the shares of common stock issuable upon conversion of the note, assuming certain share volume and prices are met. The registration statement became effective on May 19, 2011. The subsequent notes each aggregate $500,000 consideration, totaling $2,000,000, which are secured and collateralized over the remainder of the three-year period. The total face amount of the convertible notes issued is $3,150,000 due April 19, 2014, which represents $3,000,000 to be paid to Company and other fees and expenses to be paid to the lender. The difference between the fair value of the convertible note payable and the allocated value is being charged to interest expense over the term of the convertible note payable. The fair value of the beneficial conversion feature as at December 31, 2011 is $714,583. The fair value of the beneficial conversion feature will be allocated over the term from the commitment date to the maturity date of the convertible note payable.

(d)

On August 24, 2011, the Company issued a convertible note with a principal amount of $55,000, due on May 25, 2012 which was paid in full on March 13, 2012. On November 30, 2011, the Company issued a convertible note with a principal amount of $75,000, due on September 5, 2012. On January 27, 2012, the Company issued a convertible note with a principal amount of $42,500, due on October 30, 2012. On March 15, 012, the Company issued a convertible note with a principal amount of $51,000, due on December 19, 2012. The notes bear interest of 8% per annum and are unsecured. The notes are convertible into common stock, at the lender’s option, at a discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion. The lender has agreed to restrict its ability to convert the notes and receive shares of common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The fair value of the beneficial conversion feature as at March 31, 2012 is $42,010.

10. Related Party Transactions and Balances

During the three-month period ended March 31, 2012, the Company incurred $92,315 (2011 - $81,000) in management fees paid to a company controlled by a director for his services as chief executive officer.

11. Capital Stock

On January 18, 2011, the Company issued 50,000 shares of restricted common stock to a company, pursuant to the signing of a term sheet proposing $2.5 million of convertible debt financing for the Company, for fair value of $5,400 (note 9(d)).

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011

11. Capital Stock, continued

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

During the year ended December 31, 2011, the Company issued 5,010,000 shares pursuant to the conversion of a note of $185,380 principal and $103,105 interest (note 9(a)).

During the year ended December 31, 2011, an investor elected to convert two outstanding notes payable totaling $318,100 plus accrued interest of $3,353. The Company issued a total of 8,686,428 shares (note 9(b)).

During the year ended December 31, 2011, the Company issued 6,350,000 free trading shares pursuant to the conversion of a note with a balance of $392,085 principal (note 9(c)).

During the year ended December 31, 2011, an investor elected to convert six outstanding notes payable totaling $340,000 plus accrued interest of $13,600. The Company issued a total of 6,548,784 shares (note 9(d)).

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

On March 22, 2012, the Company issued 2,225,000 common share purchase warrants to directors and employees for services rendered at an exercise price of $0.06 exercisable for a period of three years from the date of issuance, for a fair value of $117,925.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
March 31, 2012 and 2011

11. Capital Stock, continued

During the three-month period ended March 31, 2012, the Company issued 17,138,219 shares pursuant to the conversion of a note of $438,020 principal and $53,200 interest (note 9(a)).

During the three-month period ended March 31, 2012, an investor elected to convert one outstanding notes payable totaling $81,900 plus accrued interest of $2,683. The Company issued a total of 1,522,690 shares (note 9 (b)).

During the three-month period ended March 31, 2012, the Company issued 12,394,552 shares pursuant to the conversion of a note of $393,653 principal (note 9(c)).

During the three-month period ended March 31, 2012, the Company issued 1,890,039 shares pursuant to the conversion of a note of $55,000 principal and $2,200 interest (note 9(d)).

Warrants

As March 31, 2012, 24,553,000 warrants were outstanding, having an exercise price between $0.06 and $1.25 per share with an average remaining contractual life of 1.81 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2011	22,978,000	$0.49
Issued during the three-month period ended March 31, 2012	2,225,000	0.06
Expired during the three-month period ended March 31, 2012	(650,000)	(0.92)
Balance, March 31, 2012	24,553,000	$0.43

As at March 31, 2012, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.06 - $1.00	23,553,000	1.85 years	$0.40
$1.01 - $1.25	1,000,000	0.70 years	$1.25

Options

As at March 31, 2012, 200,000 options were outstanding, having an exercise price between $0.10 and $0.95 per share with an average remaining contractual life of 0.38 years.

	Number of	Weighted average
	options	exercise price
Balance, December 31, 2011	700,000	$0.70
Expired during the three-month period ended March 31, 2012	(500,000)	(0.10)
Balance, March 31, 2012	200,000	$0.95

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011

12. Supplemental Cash Flow Information

Issuance of convertible notes payable

	March 31	March 31	For the period
	2012	2011	from May 9, 1996 (date of
			inception) through March 31,
			2012
Issuance of convertible notes payable	$-	$-	$5,240,000
Cash advances	93,500	170,000	1,751,993
Notes receivable	356,905	-	(4,770,595)
Cash repayments on notes receivable	1,100,000	-	1,950,000
Deferred charges	52,983	-	(144,863)
	$1,603,388	170,000	$4,026,535

13. Commitments and Contingencies

(a)

On December 19, 2011, the Company entered into a three year lease agreement for office, which was amended during the first quarter to commence from June 1, 2012 and end on May 31, 2015. The future minimum commitment under the lease obligations for office premises are as follows:

2012	$35,769
2013	61,319
2014	61,319
2015	25,549
$183,956

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

(b)	Under an agreement with HIC, the Company has committed to provide capital contributions to cover expenses proportionate to its equity interest in Sino-Top.

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

On April 18, 2012 the Company announced that a lawsuit filed against Silver Dragon Resources Inc., Marc Hazout, Hao Guoqiang, Zhou Lin, Beijing and Shengda Zhenxing Industrial Ltd. (collectively, the “Defendants”) in the No.2 Intermediate People’s Court of Beijing City (the “Beijing Court”) has been formally withdrawn by the plaintiffs Yang Jingxian and Chen Jinghan (collectively, the “Plaintiffs”) and formally approved by the Beijing Court.

The official approval was handed out by the Beijing Court on April 12, 2012.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011

13. Commitments and Contingencies, continued

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

14. Subsequent Events

After the quarter ended March 31, 2012, the Company issued 6,248,246 shares pursuant to a conversion of a note payable with a principal balance of $140,275.

On April 10, 2012, the Company issued 700,000 shares pursuant to a private placement at $0.03 per unit for a total of $21,000.

15. Segmented Information

As at March 31, 2012	Corporate	Mexico		China	Total

Equity investment	$-	$-		$4,964,643	$4,964,643
Notes receivable	$2,820,595	$-	$		$2,820,595
Total assets	$3,189,746	$-		$4,964,643	$8,384,359

Three-month period ended March 31, 2012	Corporate	Mexico		China	Total

Revenues	$-	$-		$-	$-
Depreciation	$11,288	$-		$-	$11,288
Loss before income tax	$(1,219,406)	$(27,788)		$(138,515)	$(1,385,709)

As at December 31, 2011	Corporate	Mexico		China	Total

Equity investment	$-	$-		$4,328,143	$4,328,143
Notes receivable	$4,277,500	$-		$-	$4,277,500
Total assets	$4,776,665	$597		$4,328,143	$9,105,405

Three-month period ended March 31, 2011	Corporate	Mexico			Total

Revenues	$-	$-		$-	$-
Depreciation	$16,019	$-		$-	$16,019
Loss before income tax	$(654,016)	$(28,402)		$(52,261)	$(734,679)

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

CHINA

The properties in China, in which we have an interest, continue to be drilled and tunneled. Geologic mapping, trenching, tunneling and drilling work are underway for three of the properties known as Dadi, Laopandao, and Aobaotugounao. An NI 43-101 report on Laopandao property was completed during the fourth quarter of 2011 year and the N 43-101 report on Dadi was updated during the third quarter of 2011.

On February 15, 2012 the Company issued an update regarding production at its Erbahuo silver mine, located in Wengniute county, Inner Mongolia, China. The Erbahuo mine is 70% owned by Silver Dragon through its subsidiary Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng Silver”) and is currently being operated by Chifeng Silver’s partner Guangxi Hongteng Mining, Ltd. (“GHM”) as part of a five-year arrangement (see press release of March 23, 2011).

To date, GHM has mined and stockpiled 15,000 tonnes of ore for processing. Processing was suspended due to cold weather, delays in explosives permits, and delays in construction of the crushing and leaching facility at the site. GHM completed construction of a new explosives magazine, crushing plant and heap-leaching pool at the Erbahuo site in November, 2011, and is currently testing the leaching system. Processing of ore is expected to commence in the second quarter, 2012, once indoor temperatures are warmer than 10 degrees Celsius, using a proprietary cyanide-free leaching technology. GHM expects to mine 30,000 tonnes of ore in its first year of operation, yielding approximately 100,000 ounces of silver (assuming a 90% recovery rate).

On February 21, 2012, the Company reported that its joint venture in China, Sanhe Sino-Top Resources & Technologies, Ltd., renewed its business license on February 15, 2012. The license was issued by the Industrial and Commercial Administration Agency of Sanhe City, China, extending the business operating period to March 24, 2023 and increasing the registered capital to US$ 7,270,000.

The business license scope covers the exploration and development of deposits of copper, lead, zinc, silver, gold and associated metals, and sales of developed products.

On February 23, 2012, the Company announced that it has completed a geological report on the results from the 2011 drilling program at its award-winning Dadi silver-lead-zinc polymetallic project in Inner Mongolia, Northern China. The report revealed that the Dadi silver-polymetallic project has demonstrated potentially economic mineralization comprising silver, lead zinc and cadmium. The geological report described two main mineralization zones and provided estimates broken down into two categories, based on the Chinese National Non-ferrous Metal Resource Estimation Standards, category 122b (indicated) and category 333 (inferred), as follows:

  Approximately 725 thousand tonnes of minable ore describing 4.7 million ounces of category 122b silver, 33 million pounds of lead, 33 million pounds of zinc, and 1.2 million pounds of cadmium.

  Approximately 2 million tonnes of minable ore describing 7.8 million ounces of category 333 silver, 97 million pounds of lead, 136 million pounds of zinc, and 24 million pounds of cadmium.

The Dadi silver-polymetallic property is a key project of Silver Dragon Resources in Northern China. Since 2006, exploration projects at Dadi have been continuously operated. Based on the annual geological report of 2011, five mineralization zones have been identified in the property and the resources of silver, lead, and zinc are controlled and estimated. All the controlled resources make the property a medium-sized polymetallic deposit hosted in Jurassic volcanic series. Development of Dadi into a producing mine will continue in 2012.

In 2011, four drill holes totaling 1,401 metres, tunneling totaling 1,029 metres, and surface trenching totaling 101.1 cubic meters was completed. A total of 303 samples, collected from both drill cores and channel sampling within transverse adits were analyzed. The exploration project focused on the central parts of both mineralization zone I and zone II in order to increase the resource category (category 122b (indicated) and category 333 (inferred) resources based on Chinese Geological Exploration Standards).

The results of the resource estimates are in the table below. The average grade for mineralization zone I are Ag 104 g/t, Pb 1.04%, Zn 1.55%; and the average grade for mineralization zone II are Ag 150.13g/t, Pb 1.63%, Zn 2.19% . The minable resources of silver, lead, and zinc, obtained in mineralization zone I and II, are estimated to be 2,941,655 tonnes.

Latest resource estimation of Dadi Ag-Pb-Zn property

Mineralization zone	Mineralized ore block	Average grade				Amount of minable ores (t)	Metal resources (t)
		Ag(g/t)	Pb(%)	Zn(%)	Cd(%)		Ag	Pb	Zn	Cd
I	122b	149.4	2.00	1.50	0.06	133,225	19.9	2,664	1,998	80
	333	59.6	1.08	1.59	0.06	911,828	54.4	9,829	14,533	547
II	122b	211.2	2.05	2.20	0.08	592,3312	125.1	12,145	13,031	474
	333-1	153.5	1.54	2.47	0.08	1,062,258	163.1	16,359	26,238	850
	333-2	93.8	1.27	2.44	0.08	242,012	22.7	3,079	5,899	194
Total	122b+333					2,941,655	385.1	44,076	61,699	2,145

Notes: Chinese Geological Resource Categories 332 [indicated], 333 [inferred], 334 [prospective], 122b [inferred reserves]

On April 10, 2012, the Company announced that it has completed a geological report on the results from the 2011 exploration program at its Laopandao silver-copper-tin polymetallic project in Inner Mongolia, Northern China.

After five years of exploration, Laopandao has evolved into an advanced exploration project with a completed initial NI 43-101 compliant resource estimate, and a metallurgical analysis in progress. An extensive underground tunnel system has been constructed and a drilling, trenching & tunneling program is well underway with a total of 7,174 meters of surface trenching, 14,632 meters of diamond drilling, and 2,822 meters of underground exploration-development (tunneling) completed to date.

In 2011, the exploration work focused on mineralization zone III and included 308 meters tunneling, 192 pieces of sampling and assaying, as well as hydrogeological, engineering, geological, and environmental surveys within the property demonstrating a potential viable operation.

Exploration to date has demonstrated economic tin resources in mineralization zone III with more than 1% tin discovered in many areas including in mineralized bodies III-10 and III-12.

21 mineralized bodies have been defined in mineralization zone III with several mineralized bodies of tin defined by tunneling.

The recalculation of tin resources in mineralization III shows the total amount of polymetallic ore reaching 2,657,105 metric tonnes (332 [indicated] + 333 [inferred] category resources following Chinese Geological Exploration Standards) with 11,383 metric tonnes (25 million pounds) of tin, demonstrating significant resource potential.

Two groups of samples have been collected for metallurgic testing. The test results are expected during the second quarter of 2012, which will provide basic economic parameters for a pre-feasibility study.

The resource estimates for Laopando are summarized in the following table:

Resource estimates for Laopandao

Resource Estimate
Mineral Zone	Resource Category	Metal Ore (metric tonnes)	Silver (metric tonnes)	Tin (metric tonnes)	Copper (metric tonnes)
2011 Exploration Season
III	332	17,765		77
III	333	2,639,339		11,306
Historical (2010)
I	332	57,705	3	795	127
	333	284,471	74	1,222	2,033
	334	232,399	159.1	188	2,257
II	332	380,738	24.4	472	1,858
	333	544,250	25.6	445	2,025
	334	445,967	32.1	636	1,939

Notes: Chinese Geological Resource Categories 332 [indicated], 333 [inferred], 334 [prospective]

On May 2, 2012 the Company announced that its 40% equity owned joint venture Sanhe Sino-Top Resources & Technologies, Ltd. (“Sino-Top’’) has commenced this year’s approved exploration program on three of its properties in Northern China. The exploration targets include 4,000 meters (incl. 1,000 meters contingency) drilling, 3,000 meters tunneling, and 500 meters trenching at Dadi; 4,000 meters (incl. 1,000 meters contingency) drilling, 700 meters tunneling and 500 meters trenching at Laopandao; 4,000 meters drilling and 5,000 meters trenching at Aobaotugounao. In total, the budget for this year’s exploration is RMB 36,845,000 (US$ 5.8 million).

MEXICO

We previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011 about certain irregularities regarding our Cerro las Minitas Project in Mexico that resulted in our writing off of our investment in assets in Mexico in the years ended December 31, 2010 and 2009.

While we expect that we may eventually be successful with the Constitutional Rights Claim, since we have lost title to our 15 concessions in Mexico, pursuant to court judgments, at the end of 2010 we wrote off our Mexican properties. We continue to seek redress through the courts in Mexico.

RESULTS OF OPERATIONS

Three-month period ended March 31, 2012

Total operating expenses for three-month period ended March 31, 2012 were $521,923 compared to $588,601 for the same period in the prior year. Loss on equity investment increased from $52,261 in the prior period to $97,449 in the current period due to current exploration. Interest expenses increased significantly from $98,835 to $727,740 as a result of the issuance and conversion of convertible notes payable.

Net sales were $nil for both the periods ended March 31, 2012 and March 31, 2011 as there was no production at any of the properties.

Summary of Quarterly Results

The following table sets forth selected results of operations for our most recently completed quarters:

Quarter ended	Total operating expenses ($)	Total other expenses/ (income) ($)	Net loss ($)	Basic and diluted net loss per common share
March 31, 2012	521,923	811,202	1,333,125	$0.01
December 31, 2011	504,552	636,530	1,141,082	$0.01
September 30, 2011	602,596	586,178	1,188,774	$0.01
June 30, 2011	547,835	403,204	951,039	$0.01
March 31, 2011	588,601	146,096	734,697	$0.01
December 31, 2010	3,083,621	(1,654,828)	1,428,793	$0.03
September 30, 2010	551,137	378,919	930,056	$0.01
June 30, 2010	471,597	688,671	1,160,268	$0.01
March 31, 2010	687,512	111,689	799,201	$0.01

In the quarter ended December 31, 2010 we wrote off our Mexican assets for a total of $2,335,289 which was included in total operating expenses. Other expenses increased significantly since March 31, 2011, as a result of interest incurred on the convertible notes payable.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012 we had working capital deficit of $3,223,798 (December 31, 2011 – $2,633,525). We have funded our expenses and capital requirements through the issuance of shares, warrants and notes. Sales of shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder, and/or Regulation S thereunder. All of the purchasers of the shares were sophisticated or accredited investors. The shares were issued with a restrictive legend.

We expect to invest approximately $250,000 into Sino-Top in the remainder of 2012. These funds are to be invested towards exploration and property maintenance on the seven properties in the portfolio and conducting a Canadian National Instrument (NI) 43-101 report on the Laopandao property and updating the NI43-101 report on the Dadi property.

On February 15, 2011, we closed a convertible financing of $2.5 million bearing interest of 5.5% per annum over a four-year period, with consideration of $500,000 paid at closing and $2,000,000 paid in a series of ten notes, each in the principal amount of $200,000, due on or before the earlier of (i) 49 months from February 15, 2011, or (ii) subject to certain conditions, a series of dates beginning on September 15, 2011 and following on the 15th of each month thereafter. We have the right to offset the payment of any unpaid note receivable subject to certain conditions. In exchange for the note receivable issued, we issued a convertible note payable with a face amount of $2,766,000 due February 15, 2015, which represents the $2,500,000 paid or to be paid to us by the investor and other fees and expenses. The investor also received a warrant to purchase 8.6 million common shares of our company at an exercise price of $0.50 per share at any time within three years after the date of issuance.

The proceeds of the financing were allocated between the convertible notes payable ($1,938,233), the related warrants ($242,090), the related expenses ($343,391), and the beneficial conversion feature ($242,786) based upon their respective fair values in accordance with ASC 470 (“Debt”). The difference between the face value of the convertible notes payable and the allocated value is being charged to interest expense over the term of the convertible notes payable. The fair value of the beneficial conversion feature will be allocated over the term from commitment date to the maturity date of the convertible notes payable. Contingent beneficial conversion features will be recognized when the outstanding conditions have been met and will be amortized from the date of recognition to the maturity date of the convertible notes payable. The fair value of the beneficial conversion feature as at March 31, 2012 is $174,503. The fair value of the warrants and the related expenses will be allocated over the term from the commitment date to the maturity date of the convertible notes payable.

On April 11, 2011, we issued two unsecured, convertible notes with a principal amount of $100,000 and $300,000, bearing interest at 6% per annum and maturing April 11, 2013. This reflects an original issue discount of 4% and the sale of these notes to the holder for $96,000 and $288,000 respectively. The notes are convertible into common stock, at the lender’s option, at a 30% discount of any four trading days prior to and including the day of conversion. As consideration, we received a note receivable.).

On December 15, 2011, we issued two unsecured, convertible notes with a principal amount of $150,000 and $250,000, bearing interest at 6% per annum and maturing December 15, 2013. This reflects an original issue discount of 4% and the sale of this note to the holder for $144,000 and $240,000 respectively. The notes are convertible into common stock, at the lender’s option, at a 30% discount of any four trading days prior to and including the day of conversion. As consideration, we received $150,000 cash and the note receivable for $250,000. The fair value of the beneficial conversion feature as at March 31, 2012 is $154,214.

On April 19, 2011, we closed a convertible financing agreement with a privately-held United States investment firm. The total planned funding amount is $3,000,000, with payment consisting of $1,000,000 through a convertible promissory note and four $500,000 promissory notes, bearing interest at a 5% one-time interest charge on the principal sum due on maturity, secured and collateralized by the lender.

The initial note provides for $1,000,000 in the form of cash payments to be made to us according to a funding schedule expiring 180 days after an effective registration statement covering the resale of the shares of common stock issuable upon conversion of the note, assuming certain share volume and prices are met. The registration statement became effective on May 19, 2011. The subsequent notes each aggregate $500,000 consideration, totaling $2,000,000, which are secured and collateralized over the remainder of the three-year period. The total face amount of the convertible notes issued is $3,150,000 due April 19, 2014, which represents $3,000,000 to be paid us and other fees and expenses to be paid to the lender. The difference between the fair value of the convertible note payable and the allocated value is being charged to interest expense over the term of the convertible note payable. The fair value of the beneficial conversion feature as at December 31, 2011 is $714,583. The fair value of the beneficial conversion feature will be allocated over the term from the commitment date to the maturity date of the convertible note payable.

SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management’s best knowledge of current events and actions we may undertake in the future. Significant areas requiring the use of estimates relate to mineral rights, equity investment, plant and equipment, and stock-based compensation. Actual results could differ from these and other estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the respective period.

We have identified below certain accounting policies that we believe are most important for the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 4 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed on March 29, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No report required.

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

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934 Rule 13a-15(f). The framework used by management to evaluate internal controls over financial reporting is Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2011, because we were unable to obtain complete information regarding internal controls and process descriptions from our subsidiary in Mexico. In addition, the weaknesses referred to above under evaluation of disclosure controls and procedures also lead us to believe that our internal control over financial reporting was not effective as of March 31, 2012.

Changes in internal controls

There were no changes to internal controls in the first quarter.

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

Audit Committee report

The board of directors has determined that both Charles McAlpine and Glen MacMullin, as members of our Audit Committee, are audit committee financial experts. The audit committee’s primary function is to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee charter is published on our website at www.silverdragonresources.com .

PART II: OTHER INFORMATION

Item 1A. Legal Proceedings.

China

In December, 2010, shareholders of the Company received a letter from a shareholder which contained two items. The first was a copy of a legal proceeding filed in China and the second was a letter making certain allegations regarding Silver Dragon and its management. The legal proceeding was filed by two shareholders and sought to invalidate our sale in 2008 of 50% of Sanhe SinoTop Resources & Technologies, Ltd. We believe that the legal proceeding was frivolous and wholly without merit. The sale in question was made to a Chinese government-owned entity, after the receipt of approval by the Ministry of Commerce in China. The second item was a letter written by a purported “Minority Shareholder Committee,” claiming that it had initiated the proceeding. The letter alleged that the Company and its management had engaged in various improper and illegal activities. We, on several occasions, through our legal counsel in several countries, have asked that individual to cease and desist, and subsequently filed a Writ of Summons in the High Court of the Hong Kong Special Administrative Region, Court of First Instance claiming damages for libel, an injunction and other relief. On May 4, 2011, judgment was given in favor of the Company for damages for libel, malicious falsehood, interest and costs, with amounts to be assessed by the court. On April 18, 2012 we announced that the lawsuit filed in China was formally withdrawn by the plaintiffs, and the withdrawal was approved by the Beijing Court.

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

Item 1B. Risk Factors

You should consider each of the following risk factors and other information set forth in this Form 10-Q and the other reports we have filed with the SEC, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones that may affect our operations and business. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business or operations. A full set of risk factors is set out in our Form 10-K filed with the SEC on March 29, 2012.

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

Item 4. Mine safety disclosures

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

SILVER DRAGON RESOURCES INC.

Dated: May 11, 2012	By: /s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer

Dated: May 11, 2012	By: /s/ Jeffrey D. Sherman
Jeffrey D. Sherman, Chief Financial Officer