Form 10-Q
period 2012-06-30
Silver Dragon Resources Inc.
filed 2012-08-14
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________to _____________

SILVER DRAGON RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	0-29657	33-0727323
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

200 Davenport Road
Toronto, Ontario Canada
M2R 1J2
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

[  ] Yes  [ X ]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 2, 2012 there were 246,017,263 shares of common stock outstanding, par value $0.0001.

As of August 2, 2012 the aggregate market value was $1,402,298 based on upon the closing sale price of the common stock as reported by the Over-the-Counter Bulletin Board (“OTCBB”) on that date.

SILVER DRAGON RESOURCES INC. INDEX TO FORM 10-Q FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

(EXPRESSED IN UNITED STATES FUNDS)

Part I	FINANCIAL INFORMATION
Item 1	Financial Statements	3
	Interim Condensed Consolidated Balance Sheets (Unaudited)	3
	Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	4
	Interim Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)	5
	Interim Condensed Consolidated Statements of Cash Flows (Unaudited)	6
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4	Controls and Procedures	22
Part II	OTHER INFORMATION	24
Item 1	Legal proceedings	24
Item 1A	Risk Factors	25
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3	Defaults upon Senior Securities	30
Item 4	Mine Safety Disclosures	30
Item 5	Other information	30
Item 6	Exhibits	31

SILVER DRAGON RESOURCES INC. (AN EXPLORATION STAGE COMPANY) Interim Condensed Consolidated Balance Sheets (Unaudited)
	June 30	December 31
	2012	2011
ASSETS
Current assets
Cash	$55,101	$114,568
Other receivable	31,290	12,474
Notes receivable (note 5)	649,405	2,277,500
Deferred expenses	74,791	75,500
Prepaid expenses	52,519	99,458
Total current assets	863,106	2,579,500

Notes receivable (note 5)	1,475,000	2,000,000
Deferred expenses	126,000	154,000
Plant and equipment, net (note 6)	307,569	43,762
Equity investment (note 7)	4,763,984	4,328,143

Total assets	$7,535,659	$9,105,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$596,223	$526,270
Accrued liabilities	551,970	494,503
Promissory note payable (note 8)	166,623	166,623
Convertible notes payable (note 9)	3,231,899	4,025,629
Total liabilities	4,546,715	5,213,025

Capital stock (note 11)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.0001 par value, 300,000,000 shares authorized (2011 – 300,000,000), 217,827,684 shares issued and outstanding (2011 – 136,400,449 issued and outstanding)	21,898	13,640
Additional paid-in capital (note 11)	45,703,586	44,042,425
Treasury (550,000 shares)	(209,000)	(209,000)
Deficit accumulated during the exploration stage	(42,613,529)	(40,069,672)
Accumulated comprehensive income	85,989	114,987
Stockholders’ equity	2,988,944	3,892,380

Total liabilities and stockholders’ equity	$7,535,659	$9,105,405

Going concern (note 2)

Commitments and Contingencies (note 13)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six-month periods ended June 30, 2012 and 2011 and
Cumulative for the period from May 9, 1996 (date of inception) to June 30, 2012
(Unaudited)
					For the period
					from May 9,
	For the three-month periods		For the six-month periods		1996 (date of
	ended		ended		inception) to
					June 30, 2012
	June 30	June 30	June 30	June 30
	2012	2011	2012	2011
Operating expenses
Exploration	$–	$–	–	$–	7,174,048
General and administrative	455,923	547,835	962,577	1,136,436	28,892,953
Write-off of Mexican assets	–	–	–	–	3,242,039
Total operating expenses	455,923	547,835	962,577	1,136,436	39,309,040
Loss from operations	(455,923)	(547,835)	(962,577)	(1,136,436)	(39,309,040)

Other (expenses) income
Interest expense	(505,396)	(302,107)	(1,256,922)	(395,941)	(2,878,108)
Interest income	3,829	37,500	14,816	37,500	100,369
Net loss on equity investment	(200,659)	(138,597)	(339,174)	(190,858)	(1,619,351)
Forgiveness of debt	–	–	–	–	38,871
Gain on sale of interest in subsidiary	–	–	–	–	1,816,733
Non-recurring items	–	–	–	–	(713,269)
Total other expenses	(702,226)	(403,204)	(1,581,280)	(549,299)	(3,254,755)

Loss before income taxes	(1,158,149)	(951,039)	(2,543,857)	(1,685,735)	(42,563,795)
Provision for income taxes	–	–	–	–	–

Net loss from continuing operations, after tax	(1,158,149)	(951,039)	(2,543,857)	(1,685,735)	(42,563,795)
Minority interest	–	–	–	–	253,021
Loss from discontinued operations (net of tax)	–	–	–	–	(302,755)

Net loss	(1,158,149)	(951,039)	(2,543,857)	(1,685,735)	(42,613,529)
Other comprehensive income (loss):
Foreign exchange gain (loss)	(13,237)	15,396	(28,998)	(8,769)	85,989

Comprehensive loss	(1,171,386)	$(935,643)	(2,572,855)	$(1,694,504)	$(42,577,540)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	(189,853,373)	108,240,794	204,173,930	106,338,598

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Stockholders’ Equity
For the six-month period ended June 30, 2012 and year end December 31, 2011
(Unaudited)

			Additional Paid-in Capital $	Deficit Accumulated During the Exploration Stage $	Treasury Stock $	Accumulated Comprehensive Income (Loss) $	Total Stockholders' Equity $
	Common Stock
	Number of Shares	Amount $
Balance, December 31, 2010	98,728,017	9,873	39,641,412	(36,054,080)	(209,000)	21,354	3,409,559

Shares issued for cash	2,812,500	281	249,719	-	-	-	250,000
Shares issued for services	1,490,000	149	174,426	-	-	-	174,575
Shares issued on conversion of notes	28,236,036	2,774	1,352,849	-	-	-	1,355,623
Shares issued for settlement of debt	5,883,896	588	434,085	-	-	-	434,673
Shares cancelled	(750,000)	(75)	(83,550)	-	-	-	(83,625)
Warrants issued for cash	-	-	80,389	-	-	-	80,389
Warrants issued for services	-	-	373,695	-	-	-	373,695
Shares issued on financing	500,000	50	24,950	-	-	-	25,000
Share issuance costs	-	-	(8,750)	-	-	-	(8,750)
Beneficial conversion feature	-	-	1,803,200	-	-	-	1,803,200
Accumulated comprehensive loss	-	-	-	-	-	93,633	93,633
Net loss, 2011	-	-	-	(4,015,592)	-	-	(4,015,592)
Balance, December 31, 2011	136,400,449	13,640	44,042,425	(40,069,672)	(209,000)	114,987	3,892,380

Shares issued for cash	700,000	70	20,930	-	-	-	21,000
Shares issued for services	457,143	46	25,954	-	-	-	26,000
Shares issued on conversion of notes	80,270,092	8,142	1,438,495	-	-	-	1,466,637
Warrants issued for services	-	-	117,925	-	-	-	117,925
Beneficial conversion feature	-	-	57,857	-	-	-	57,857
Accumulated comprehensive loss	-	-	-	-	-	(28,998)	(28,998)
Net loss, 2012	-	-	-	(2,543,857)	-	-	(2,543,857)
Balance, June 30, 2012	217,827,684	21,898	45,703,586	(42,613,529)	(209,000)	85,989	2,988,944

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2012 and 2011 and
Cumulative for the period from May 9, 1996 (date of inception) to June 30, 2012 (Unaudited)

			For the period
			from May 9, 1996
	June 30	June 30	(dateof inception) through
	2012	2011	June 30, 2012

Cash flows from operating activities
Net loss	$(2,543,857)	$(1,685,735)	$(42,613,529)
Net loss from discontinued operations	-	-	302,755
Net loss from continuing operations excluding minority interest	(2,543,857)	(1,685,735)	(42,310,774)
Adjustments for:
Depreciation	25,032	23,557	596,985
Net loss from equity investment	339,174	190,858	1,717,049
Interest on convertible notes payable	152,562	6,800	297,622
Shares issued for services	26,000	174,575	8,590,071
Warrants and options issued for services	117,925	228,552	3,991,090
Amortization of beneficial conversion feature	646,253	184,172	1,277,463
Write-down of mineral rights	-	-	3,411,309
Write-down of assets	-	-	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivable	(18,816)	(51,773)	(107,462)
Deferred expenses	28,709	(45,338)	342,623
Prepaid expenses	46,939	-	46,939
Accounts payable	69,953	(1,487)	2,233,395
Accrued liabilities	57,468	102,193	521,136
Other	-	-	680,990
Net cash used in operating activities	$(1,052,658)	$(873,626)	$(20,102,315)
Cash flows from investing activities
Investments in mineral rights	-	-	(1,920,441)
Additional contribution to Sino-Top	(775,015)	(85,272)	(4,426,570)
Acquisition of plant and equipment	(288,840)	-	(1,270,326)
Other		-	4,364,090
Net cash (used in) investing activities	$(1,063,855)	$(85,272)	$(3,253,247)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants	21,000	125,000	18,168,492
Share issuance costs	-	(8,750)	(206,686)
Related party loans payable	-	-	1,192,922
Repayments of related party payables	-	(260,256)	(722,813)
Minority interest	-	-	253,021
Promissory note payable	-	-	516,623
Write-down of promissory note payable	-	-	(350,000)
Issuance of convertible notes payable (note 12)	2,065,045	1,124,492	4,488,192
Other	-	-	(59,609)
Net cash provided by financing activities	2,086,045	980,486	23,280,142
Effect of exchange rate on cash	(28,998)	(30,123)	130,521
(Decrease) increase in cash	(59,467)	(8,535)	55,101
Cash - beginning of period	114,568	96,563	-
Cash - end of period	$55,101	$88,028	$55,101

Supplemental cash flow information (note 12)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 and 2011

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

At June 30, 2012, the Company had working capital deficit of $3,683,609 (December 31, 2011 – $2,633,525), has not yet achieved profitable operations, incurred a net loss of $2,543,858 for the six-month period ended June 30, 2012 (2011 -$1,685,735), has accumulated losses of $42,613,529 since its inception, and expects to incur further losses in the development of its business. These factors cast doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations. Management believes that the Company will be able to obtain additional funds by equity or convertible debt financing; however, there is no assurance of additional funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company were unable to continue as a going concern.

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
June 30, 2012 and 2011

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

4. Financial Instruments

The carrying value of cash, other receivable, notes receivable, accounts payable, accrued liabilities, promissory note payable, current portion of convertible notes payable and related party payables approximated their fair value as of June 30, 2012 and December 31, 2011 due to their short-term nature. Management believes that the carrying value of the non-current portion of convertible notes payable and notes receivable approximates their fair value using the present value method.

Interest and Credit Risk

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from its financial instruments.

Currency Risk

While the reporting currency is the United States Dollar, $54,214 of consolidated expenses for the six-month period ended June 30, 2012 are denominated in Mexican Pesos; and $469,203 of consolidated expenses for the period ended June 30, 2012, are denominated in Canadian Dollars. As at June 30, 2012; 22% of the net monetary liabilities are denominated in Mexican Pesos; and 37% of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

5. Notes Receivable

(a)

On February 15, 2011, the Company closed a convertible financing of $2.5 million bearing interest of 5.5% per annum over a four-year period, with consideration of $500,000 paid at closing and $2,000,000 paid in a series of ten notes, each in the principal amount of $200,000, due on or before the earlier of (i) 49 months from February 15, 2011, or (ii) subject to certain conditions, a series of dates beginning on September 15, 2011 and following on the 15th of each month thereafter. As at June 30, 2012, these conditions have not been met. Three of the notes receivable are secured by real estate property owned by the investor and the remainder are unsecured.

On June 20, 2011, the Company agreed with the investor to modify the terms of certain notes. The notes that were due on September 15, 2011 and October 15, 2011 were redeemed in exchange for $271,561 on July 1, 2011 with the difference recorded as interest expense.

On January 31, 2012, the Company agreed with the investor to accelerate certain payments for a total of $800,000 in exchange for redeeming $1,142,857. The notes that were due on November 15, 2011, December 15, 2011, January 15, 2012, February 15, 2012 and March 15, 2012 were redeemed, and the note due on April 15, 2012 was partially redeemed. The difference was recorded as a financing expense. As at June 30, 2012, the balance outstanding is $457,143 plus accrued interest of $92,262. (See Note 14 – Subsequent Events)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 and 2011

5. Notes Receivable, continued

(b)	Notes receivable includes a promissory note issued by an investor on April 11, 2011 (note 9 (b)) for $300,000, bearing interest at 6% per annum and secured by assets pledged as collateral. The agreement was amended on October 12, 2011, and as a result $200,000 was paid on October 14, 2011 and the remaining $100,000 was paid on November 15, 2011.

On December 15, 2011 an additional promissory note was issued for $250,000, bearing interest at 6% per annum and secured by assets pledged as collateral. $125,000 of principal under this note shall be due and payable on June 15, 2012 and the balance of $125,000 of principal and accrued interest shall be due and payable on August 1, 2012. On February 10, 2012, the Company received $150,000, and as at June 30, 2012, the balance outstanding is $100,000.

(c)

Notes receivable comprises of five notes issued to an investor. One non-interest bearing note was issued April 19, 2011 of $1,000,000, due on maturity on October 16, 2011. As at April 25, 2012, the note was cancelled since certain conditions had not been met, and the balance of $375,000 is no longer outstanding.

Four non-interest bearing notes were issued April 19, 2011 (note 9 (c)) of $500,000 each, totalling $2,000,000 and with payment of principal and a one-time financing fee of 5.25% due on the principal sum, due on maturity on April 19, 2014. The notes are secured and collateralized. The Company has received $525,000 and as at June 30, 2012, the balance outstanding is $1,475,000.

6. Plant and Equipment, net
			June 30,	December 31,
		Accumulated	2012	2011
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$33,297	$7,262	$8,543
Office equipment	45,720	30,161	15,559	17,290
Leasehold improvements	289,665	4,917	284,748	17,929
	$375,944	$68,375	$307,569	$43,762

7. Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China

Gansu Shengda Group Ltd. (“Shengda”), owns 52%, and Exploration Unit of North China Geological Exploration Bureau, also known as Huaguan Industrial Corp. (“HIC”) and 5 individuals own 8%, and the Company owns 40% of Sino-Top, whose assets mainly consist of six exploration properties. Erbahuo, a seventh exploration property controlled by Sino-Top, is not controlled by the Company, although it has a right to receive 70% of its net income (see note 14 – Subsequent events).

		June 30
		2012
Carrying value of investment at December 31, 2011		$4,328,143
Additional investment and advances		775,015
40% share of net loss for the six-month period ended June 30, 2012		(339,174)
Carrying value of investment at June 30, 2012		$4,763,984

Share of loss for the six-month period ending June 30:
	2012	2011
Exploration expenses	$(235,772)	$(79,976)
General and administrative expenses	(103,402)	(110,882)
Share of loss for the period (at 40%)	$(339,174)	$(190,858)

8. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 at an interest rate of 5% per month, unsecured, and no maturity date. During the six-month period ended June 30, 2012, the Company incurred interest of $49,987 (2011 -$49,987).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 and 2011

9. Convertible Notes Payable

Balance, December 31, 2011	$4,025,629
Issued during the six-month period ended June 30, 2012	135,000
Deferred charges	199,449
Converted during the six-month period ended June 30, 2012	(1,716,575)
Beneficial conversion	588,396
Balance June 30, 2012	$3,231,899

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

The proceeds of the financing were allocated between the convertible notes payable ($1,938,233), the related warrants ($242,090), the related expenses ($343,391), and the beneficial conversion feature ($242,786) based upon their respective fair values in accordance with ASC 470 (“Debt”). The difference between the face value of the convertible notes payable and the allocated value is being charged to interest expense over the term of the convertible notes payable. The fair value of the beneficial conversion feature will be allocated over the term from commitment date to the maturity date of the convertible notes payable. Contingent beneficial conversion features will be recognized when the outstanding conditions have been met and will be amortized from the date of recognition to the maturity date of the convertible notes payable. The fair value of the beneficial conversion feature as at June 30, 2012 is $159,329. The fair value of the warrants and the related expenses will be allocated over the term from the commitment date to the maturity date of the convertible notes payable.

On June 15, 2012, the investor exercised a portion of its conversion rights under the note to convert $23,565 of the balance due under the note into 5,000,000 common shares. The shares were not delivered to the investor and the investor agreed to refrain and forebear temporarily from exercising and enforcing remedies against the Company (see note 14- Subsequent Events).

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

On December 15, 2011, the Company issued two unsecured, convertible notes with a principal amount of $150,000 and $250,000, bearing interest at 6% per annum and maturing December 15, 2013. This reflects an original issue discount of 4% and the sale of this note to the holder for $144,000 and $240,000 respectively. The notes are convertible into common stock, at the lender’s option, at a 30% discount of any four trading days prior to and including the day of conversion. As consideration, the Company received $150,000 cash and the note receivable for $250,000 set out in note 5(a). The fair value of the beneficial conversion feature as at June 30, 2012 is $78,570.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 and 2011

9. Convertible Notes, continued

(c)

On April 19, 2011, the Company closed a convertible financing agreement with a privately held United States investment firm. The total planned funding amount is $3,000,000, with payment consisting of $1,000,000 through a convertible promissory note and four $500,000 promissory notes, bearing interest at a 5% one-time interest charge on the principal sum due on maturity, secured and collateralized by the lender.

The initial note provides for $1,000,000 in the form of cash payments to be made to the Company according to a funding schedule expiring 180 days after an effective registration statement covering the resale of the shares of common stock issuable upon conversion of the note, assuming certain share volume and prices are met. The registration statement became effective on May 19, 2011. The subsequent notes each aggregate $500,000 consideration, totalling $2,000,000, which are secured and collateralized over the remainder of the three-year period. The total face amount of the convertible notes issued is $3,150,000 due April 19, 2014, which represents $3,000,000 to be paid to Company and other fees and expenses to be paid to the lender. The difference between the fair value of the convertible note payable and the allocated value is being charged to interest expense over the term of the convertible note payable. The fair value of the beneficial conversion feature as at June 30, 2012 is $418,057. The fair value of the beneficial conversion feature will be allocated over the term from the commitment date to the maturity date of the convertible note payable.

(d)

On August 24, 2011, the Company issued a convertible note with a principal amount of $55,000, due on May 25, 2012, which was paid in full on March 13, 2012. On November 30, 2011, the Company issued a convertible note with a principal amount of $75,000, due on September 5, 2012, which was paid in full on July 16, 2012. On January 27, 2012, the Company issued a convertible note with a principal amount of $42,500, due on October 30, 2012. On March 15, 2012, the Company issued a convertible note with a principal amount of $51,000, due on December 19, 2012. On May 16, 2012, the Company issued a convertible note with a principal amount of $42,500, due on February 21, 2013. The notes bear interest of 8% per annum and are unsecured.

The notes are convertible into common stock, at the lender’s option, at a discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion. The lender has agreed to restrict its ability to convert the notes and receive shares of common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The fair value of the beneficial conversion feature as at June 30, 2012 is $28,015.

10. Related Party Transactions and Balances

During the six-month period ended June 30, 2012, the Company incurred $151,920 (2011 - $142,647) in management fees paid to a company controlled by a director for his services as chief executive officer.

During the six-month period ended June 30, 2012, the Company incurred $10,288 (2011 - $nil) in rent paid to a company controlled by a director. Included in prepaids is a deposit of $5,115 (2011 - $nil)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 and 2011

11. Capital Stock

On January 18, 2011, the Company issued 50,000 shares of restricted common stock to a company, pursuant to the signing of a term sheet proposing $2.5 million of convertible debt financing for the Company, for fair value of $5,400 (note 9(a)).

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

On February 15, 2011 the Company issued 8.6 million share purchase warrants to an investor, as part of a financing arrangement (note 9) at an exercise price of $0.50 for a period of three years from the date of issuance.

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

On May 27, 2011, the Company issued 1,250,000 warrants exercisable for a period of 24 months to acquire one common share at an exercise price of $0.50, for fair value of $40,152.

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

On December 8, 2011, the Company issued 1,562,500 common shares at $0.08 per unit for a total of $125,000.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 and 2011

11. Capital Stock, continued

During the year ended December 31, 2011, the Company issued 5,010,000 common shares pursuant to the conversion of a note payable of $185,380 principal and $103,105 interest (note 9(a)).

During the year ended December 31, 2011, the Company issued 8,686,428 common shares pursuant to the conversion of a note payable of $318,100 principal and $3,353 interest (note 9(b)).

During the year ended December 31, 2011, the Company issued 6,350,000 free trading shares pursuant to the conversion of a note with a balance of $392,085 principal (note 9(c)).

During the year ended December 31, 2011, the Company issued 6,548,784 common shares pursuant to the conversion of six outstanding notes payable totalling $340,000 principal and $13,600 interest (note 9(d)).

On February 3, 2012, the Company issued 357,143 common shares for legal services rendered, for a fair value of $20,000.

On February 15, 2012, the Company issued 100,000 shares for services rendered, for a fair value of $6,000.

On March 22, 2012, the Company issued 2,225,000 common share purchase warrants to directors and employees for services rendered at an exercise price of $0.06 exercisable for a period of three years from the date of issuance, for a fair value of $117,925.

On April 10, 2012, pursuant to a private placement, the Company issued 700,000 common shares at $0.03 per unit for a total of $21,000.

During the six-month period ended June 30, 2012, the Company issued 27,638,219 common shares pursuant to the conversion of a note of $511,344 principal and $83,616 interest (note 9(a)).

During the six-month period ended June 30, 2012, the Company issued 2,663,514 common shares pursuant to the conversion of a note of $81,900 principal and $2,683 interest (note 9(b)).

During the six-month period ended June 30, 2012, the Company issued 37,442,798 common shares pursuant to the conversion of a note of $588,831 principal and $64,063 interest (note 9(c)).

During the six-month period ended June 30, 2012, the Company issued 13,666,385 common shares pursuant to the conversion of notes of $112,000 principal and $2,200 interest (note 9(d)).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Condensed Consolidated Financial Statements
June 30, 2012 and 2011

11. Capital Stock, continued

Warrants

As June 30, 2012, 19,003,000 warrants were outstanding, having an exercise price between $0.06 and $1.25 per share with an average remaining contractual life of 1.47 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2011	22,978,000	$0.48
Issued during the six-month period ended June 30, 2012	2,225,000	0.06
Cancelled during the six-month period ended June 30, 2012	(4,200,000)	(0.50)
Expired during the six-month period ended June 30, 2012	(2,000,000)	(0.42)
Balance, June 30, 2012	19,003,000	$0.43

As at June 30, 2012, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	Price
$0.06 - $1.00	18,003,000	1.52 years	$0.38
$1.01 - $1.25	1,000,000	0.45 years	$1.25

Options

As at June 30, 2012, 500,000 options were outstanding, having an exercise price of $0.95 per share with an average remaining contractual life of 0.13years.

	Number of	Weighted average
	options	exercise price
Balance, December 31, 2011	700,000	$0.70
Expired during the six-month period ended June 30, 2012	(200,000)	(0.10)
Balance, June 30, 2012	500,000	$0.95

12. Supplemental Cash Flow Information

For the six-month periods ended June 30, 2012 and 2011:
			For the period from May 9,
Issuance of convertible notes payable	June 30	June 30	1996 (date of inception)
	2012	2011	through June 30, 2012
Issuance of convertible notes payable	$(422,500)	$6,050,000	$4,968,534
Cash advances	135,000	170,000	1,645,000
Notes receivable	(14,762)	(4,837,500)	(5,142,262)
Proceeds from collection of notes receivable	2,167,857	-	3,017,857
Deferred charges	199,450	(258,008)	(937)
	$2,065,045	1,124,492	$4,488,192

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 and 2011

13. Commitments and Contingencies

(a)

On December 19, 2011, the Company entered into a three-year lease agreement with a related party for office, which was amended during the first quarter to commence from June 1, 2012 and end on May 31, 2015. The future minimum commitment under the lease obligations for office premises are as follows:

2012	$30,865
2013	61,730
2014	61,730
2015	25,721
$180,046

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

(b)	Under an agreement with HIC, the Company has committed to provide capital contributions to cover expenses proportionate to its equity interest in Sino-Top.

(c)

The Company’s Mexican subsidiary has been subjected to irregularities that it has been seeking to redress. Legal proceedings were heard and decided on an ex parte basis, without notice to the Company that resulted in its Mexican subsidiary losing title to its mineral assets. In December 2010, the Company became aware of this situation, and has taken steps through the courts in Mexico to redress the situation, including a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities.

On May 22, 2012 the court ruled against the Constitutional Rights Claim, and the Company’s counsel subsequently requested a copy of the ruling in order to study it and determine what steps should be taken next.

14. Subsequent Events

In June 2012, the Company announced that it had entered into an agreement to sell its 70% revenue interest in the Erbahuo Silver Mine in China along with its Chinese subsidiary, Chifeng Silver Dragon Resources & Technologies, Ltd., to a private Chinese investor for RMB7.4 million or approximately US$1.17 million. An initial deposit of RMB1.0 million (approximately $158,000) was received during the second quarter, and the sale is expected to close during the third quarter when the balance of the payments are to be made.

After the quarter ended June 30, 2012, the Company issued 8,800,000 common shares pursuant to a conversion of a note payable with a principal balance of $20,856 (note 9 (b)).

After the quarter ended June 30, 2012, the Company issued 5,181,538 common shares pursuant to a conversion of a note payable with a principal balance of $14,000 (note 9 (c)).

After the quarter ended June 30, 2012, the Company issued 11,389,579 common shares pursuant to a conversion of a note payable with a principal balance of $18,000 and interest of $3,000 (note 9(d)).

On July 16, 2012, the Company entered into a forbearance agreement with a lender whereby the lender forbears from reselling any of the Company’s securities from July 16, 2012 to September 15, 2012. The interest payable on the outstanding note payable will be amended from 5% to 10.5% per annum. The lender is to advance $57,143 in terms of the eighth note receivable (note 9(a)).

On July 16, 2012, the Company entered into a standstill agreement with a lender whereby the lender shall not convert any amount of the notes issued by the Company into common stock between July 20, 2012 and September 15, 2012. The interest payable on the outstanding notes payable will be amended from 0% to 5% per annum. The lender will advance $50,000 pursuant to the terms of the existing agreements (note 9(c)).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 and 2011

15. Segmented Information

As at June 30, 2012	Corporate	Mexico		China	Total

Equity investment	$-	$-		$4,763,984	$4,763,984
Notes receivable	$2,124,405	$-	$		$2,124,405
Total assets	$2,771,675	$-		$4,763,984	$7,535,659

Six-month period ended June 30, 2012	Corporate	Mexico		China	Total

Revenues	$-	$-		$-	$-
Depreciation	$25,032	$-		$-	$25,032
Loss before income tax	$(2,020,440)	$(54,214)		$(469,203)	$(2,543,857)

As at December 31, 2011	Corporate	Mexico		China	Total

Equity investment	$-	$-		$4,328,143	$4,328,143
Notes receivable	$4,277,500	$-		$-	$4,277,500
Total assets	$4,776,665	$597		$4,328,143	$9,105,405

Six-month period ended June 30, 2011	Corporate	Mexico		China	Total

Revenues	$-	$-		$-	$-
Depreciation	$(23,557)	$-		$-	$(23,557)
Loss before income tax	$(1,571,168)	$(69,280)		$(45,287)	$(1,685,735)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTATIONS

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

CHINA

The properties in China, in which we have an interest, continue to be drilled and tunnelled. Geologic mapping, trenching, tunneling and drilling work are underway for three of the properties known as Dadi, Laopandao, and Aobaotugounao. An NI 43-101 report on Laopandao property was completed during the fourth quarter of 2011 year and the N 43-101 report on Dadi was updated during the third quarter of 2011.

On May 2, 2012 the Company announced that its 40% equity owned joint venture Sanhe Sino-Top Resources & Technologies, Ltd. (“Sino-Top'') has commenced this year’s approved exploration program on three of its properties in Northern China. The exploration targets include 4,000 meters (incl. 1,000 meters contingency) drilling, 3,000 meters tunneling, and 500 meters trenching at Dadi; 4,000 meters (incl. 1,000 meters contingency) drilling, 700 meters tunneling and 500 meters trenching at Laopandao; 4,000 meters drilling and 5,000 meters trenching at Aobaotugounao. In total, the budget for this year’s exploration is RMB 36,845,000 (US$ 5.8 million).

On May 16, 2012, the Company announced results from the ongoing 2012-drilling program at its Dadi Silver-Lead-Zinc polymetallic property in Inner Mongolia, Northern China. Dadi is a silver-lead-zinc polymetallic project owned by Sanhe Sino-Top Resources & Technologies, Ltd. (“Sino-Top”), of which Silver Dragon Resources Inc. has a 40% equity interest.

Highlights of that announcement are as follows:

  The current season’s work commenced in February 2012, with most of the activity focused on underground drilling and drifting (face drilling);

  Seven underground drill holes and six underground transverse drifts were completed to define mineralization zones II and IV.

  Samples were collected from drill holes and transverse drifts: three transverse drifts at 1,350 meters showed silver-lead-zinc mineralization in mineralization zone II; and one transverse drift revealed silver-lead-zinc mineralization in mineralization zone IV. Three underground drill holes showed silver-lead-zinc mineralization.

  Within transverse drift CM14, a 1 meter long mineralized body was discovered with grades of Ag (silver) 254 g/t, Pb (lead) 1.04%, and Zn (zinc) 3.36%.

Exploration work at Dadi commenced on February 24, 2012, focusing on underground drifting (face drilling) and underground drilling. As of April 30, 2012, seven underground drill holes (ZK1401, ZK1205, ZK1001, ZK0808, ZK0101, ZK0306, and ZK0505) have been completed with a total drilling length of 1,039 meters. In addition, underground drifting, including transverse drifts CM08, CM12, and CM14 to 1,350 meters. Transverse drifts PD4CM02, PD4CM06, PD4CM08 in tunnel PD4 were also completed. The total tunneling length was 692.8 meters, including ore drifts, transverse drifts and transportation tunnels. At present, 149 samples from drill core and channel sampling within the transverse drifts have been analyzed.

On June 14, 2012, the Company announced that it has entered into a definitive agreement to sell its 70% interest in the Erbahuo Silver Mine in China along with its Chinese subsidiary, Chifeng Silver Dragon Resources & Technologies, Ltd., to a private Chinese investor for RMB 7.4 million or approximately US$1.17 million. Proceeds from the sale of Erbahuo will be used for further exploration and development of Silver Dragon's other properties in China, including Dadi and Laopandao, of which Silver Dragon has a 40% interest.

The Board of Directors of both Sino-Top and Silver Dragon reviewed the proposal and unanimously determined that the sale of Erbahuo is in the best interest of the Sino-Top joint venture. The joint venture will focus on developing the award winning Dadi Silver-Polymetallic property into a 2,000 tonne-per-day Silver-Lead-Zinc ore processing operation by 2014.

Under the terms of the agreement, Silver Dragon has received a payment of RMB1 million or approximately US$158,000, and will receive two further payments: RMB5 million (US$793,000) before July 15, 2012; and RMB1.4 million (US$222,000) before November 1, 2012.

On July 5, 2012, the Company announced results from the ongoing 2012 drilling program at its Dadi and Aobaotugounao Silver-Lead-Zinc polymetallic propertiesin Inner Mongolia, Northern China. Dadi and Aobaotugounao are owned by Sanhe Sino-Top Resources & Technologies, Ltd. (“Sino-Top”), of which Silver Dragon Resources Inc. has a 40% equity interest.

Highlights are as follows:

  According to assay results released on June 25, four underground drill holes (ZK0808, ZK0308, ZK0702, and ZK0901) have been completed, revealing significant Silver-Lead-Zinc mineralization at Dadi.

  Four underground drill holes located at 1,384 meters in the PD1 tunnel at exploration lines no.3, no. 7 and no. 9 at Dadi further define mineralization zones I and II, at deeper levels.

  1:2,000 geological mapping, geological section surveying and surface drilling are in progress at Aobaotugounao.

  Two mineralized intervals have been discovered at the underground drill hole ZK0808: azimuth 220°, dip angle 86°, drilling length 120m. One is from 61.5m to 63m interval and the grades are Ag 35.5 g/t, Pb 1.15%, Zn 0.52%. The second interval is from 97.5m to 100.5m interval and the grades of two samples are Ag 78.8 g/t, Pb 0.11%, Zn 0.13%, and Ag 732 g/t, Pb 3.28%, Zn 9.56%, respectively.

Based on assay results for underground dill hole ZK0308: azimuth 220°, dip angle 86°,drilling length 120.85m, one sample (from 84m to 85.5m interval) reveals a mineralized body with grades of Ag 34.4 g/t, Pb 1.44% and Zn 1.89% ..

Four intervals hit silver, lead and zinc mineralization at underground drill hole ZK0702: azimuth 220°, dip angle 85°, drilling length 71.5m; the first interval is from 58.5m to 60.0m with grades of Ag 2.3 g/t, Pb 0.019% and Zn 1.14%; the second interval is from 63m to 66m with grades of two samples being Ag 72.5 g/t, Pb 0.96% and Zn 4.3%, and Ag 10.4 g/t, Pb 0.04 % and Zn 1.19%, respectively; the third interval is from 67.5m to 69m with grades of Ag 11.5 g/t, Pb 0.07% and Zn 1.07% . Additionally, in intervals from 45.65m to 70.0m, the rocks are strongly altered and assay results show most of the samples reaching industrial grades or near cutoff grades of lead and zinc. These results demonstrate a significant concentration of lead and zinc mineralization.

Three samples taken from intervals from 56.4m to 60.6m, at underground drill hole ZK0901: azimuth 220°, dip angle 87°, drilling length 72m show relatively strong zinc mineralization and weak silver and lead mineralization. From the 56.4m to 57.9m intervals, the grades are Ag 5.5 g/t, Pb 0.062%, and Zn 0.71%; from the 57.9m to 59.4m intervals, grades are Ag 11.0 g/t, Pb 0.082%, and Zn 2.04%; from the 59.4m to 60.6m interval, grades are Ag 11.2 g/t, Pb 0.05%, and Zn 1.34% .

In June 2012, we announced an agreement to sell our 70% interest in the Erbahuo Silver Mine in China along with our Chinese subsidiary, Chifeng Silver Dragon Resources & Technologies, Ltd., to a private Chinese investor for RMB 7.4 million or approximately US$1.17 million. Proceeds from the sale of Erbahuo will be used for further exploration and development of our other properties in China, including Dadi and Laopandao. An initial deposit of RMB1 million (approximately $158,000) was received during the second quarter, and the sale is expected to close during the third quarter when the balance of the payments are to be made.

MEXICO

We previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011 about certain irregularities regarding our Cerro las Minitas Project in Mexico that resulted in our writing off our investment in assets in Mexico in the years ended December 31, 2010 and 2009.

Legal proceedings had been heard and decided on an ex parte basis, without notice to us that resulted in our Mexican subsidiary losing title to its mineral assets. In December 2010, we became aware of this situation, and took steps through the courts in Mexico to redress the situation, including a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities. On May 22, 2012 the court ruled against the Constitutional Rights Claim, and our counsel subsequently requested a copy of the ruling in order to study it and determine what steps should be taken next.

RESULTS OF OPERATIONS

Six-month period ended June 30, 2012

The net loss for the six-month period ended June 30, 2012 was $2,543,857 compared to $1,685,735 for the same period in the prior year. This increase is primarily due to increased financing expenses as a result of the convertible notes payable. Loss on equity investment increased from $190,858 in the prior period to $339,174 in the current period due to current exploration in preparation for production next year. Interest expenses increased significantly from $395,941 to $1,256,922 as a result of the issuance and conversion of convertible notes payable.

Net sales were $nil for both the periods ended June 30, 2012 and June 30, 2011 as there was no production at any of the properties.

Summary of Quarterly Results

The following table sets forth selected results of operations for our most recently completed quarters:

Quarter ended	Total operating expenses ($)	Total other expenses/ (income) ($)	Net loss ($)	Basic and diluted net loss per common share
June 30, 2012	455,923	702,226	1,158,149	$0.01
March 31, 2012	521,923	811,202	1,333,125	$0.01
December 31, 2011	504,552	636,530	1,141,082	$0.01
September 30, 2011	602,596	586,178	1,188,774	$0.01
June 30, 2011	547,835	403,204	951,039	$0.01
March 31, 2011	588,601	146,096	734,697	$0.01
December 31, 2010	3,083,621	(1,654,828)	1,428,793	$0.01
September 30, 2010	551,137	378,919	930,056	$0.01
June 30, 2010	471,597	688,671	1,160,268	$0.01
March 31, 2010	687,512	111,689	799,201	$0.01

Total operating expenses for the quarters are consistent except for the quarter ended December 31, 2010 when we wrote off our Mexican assets for a total of $2,335,289 which was included in total operating expenses. Total other expenses increased significantly since June 30, 2011, as a result of interest incurred on the convertible notes payable.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012 we had working capital deficit of $3,683,609 (December 31, 2011 – $2,633,525). We have funded our expenses and capital requirements through the issuance of shares, warrants and notes. Sales of shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder, and/or Regulation S thereunder. All of the purchasers of the shares were sophisticated or accredited investors. The shares were issued with a restrictive legend.

We expect to invest approximately $600,000 into Sino-Top in the remainder of 2012. These funds are to be invested towards exploration and property maintenance on the seven properties in the portfolio and conducting a Canadian National Instrument (NI) 43-101 report on the Laopandao property and updating the NI43-101 report on the Dadi property.

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

The proceeds of the financing were allocated between the convertible notes payable ($1,938,233), the related warrants ($242,090), the related expenses ($343,391), and the beneficial conversion feature ($242,786) based upon their respective fair values in accordance with ASC 470 (“Debt”). The difference between the face value of the convertible notes payable and the allocated value is being charged to interest expense over the term of the convertible notes payable. The fair value of the beneficial conversion feature will be allocated over the term from commitment date to the maturity date of the convertible notes payable. Contingent beneficial conversion features will be recognized when the outstanding conditions have been met and will be amortized from the date of recognition to the maturity date of the convertible notes payable. The fair value of the beneficial conversion feature as at June 30, 2012 is $159,329. The fair value of the warrants and the related expenses will be allocated over the term from the commitment date to the maturity date of the convertible notes payable.

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

On December 15, 2011, we issued two unsecured, convertible notes with a principal amount of $150,000 and $250,000, bearing interest at 6% per annum and maturing December 15, 2013. This reflects an original issue discount of 4% and the sale of this note to the holder for $144,000 and $240,000 respectively. The notes are convertible into common stock, at the lender’s option, at a 30% discount of any four trading days prior to and including the day of conversion. As consideration, we received $150,000 cash and the note receivable for $250,000. The fair value of the beneficial conversion feature as at June 30, 2012 is $78,570.

On April 19, 2011, we closed a convertible financing agreement with a privately held United States investment firm. The total planned funding amount is $3,000,000, with payment consisting of $1,000,000 through a convertible promissory note and four $500,000 promissory notes, bearing interest at a 5% one-time interest charge on the principal sum due on maturity, secured and collateralized by the lender.

The initial note provides for $1,000,000 in the form of cash payments to be made to us according to a funding schedule expiring 180 days after an effective registration statement covering the resale of the shares of common stock issuable upon conversion of the note, assuming certain share volume and prices are met. The registration statement became effective on May 19, 2011. The subsequent notes each aggregate $500,000 consideration, totalling $2,000,000, which are secured and collateralized over the remainder of the three-year period. The total face amount of the convertible notes issued is $3,150,000 due April 19, 2014, which represents $3,000,000 to be paid us and other fees and expenses to be paid to the lender. The difference between the fair value of the convertible note payable and the allocated value is being charged to interest expense over the term of the convertible note payable. The fair value of the beneficial conversion feature as at June 30, 2012 is $418,057. The fair value of the beneficial conversion feature will be allocated over the term from the commitment date to the maturity date of the convertible note payable.

On August 24, 2011, we issued a convertible note with a principal amount of $55,000, due on May 25, 2012 which was paid in full on March 13, 2012. On November 30, 2011, we issued a convertible note with a principal amount of $75,000, due on September 5, 2012, which was paid in full on July 16, 2012. On January 27, 2012, we issued a convertible note with a principal amount of $42,500, due on October 30, 2012. On March 15, 2012, we issued a convertible note with a principal amount of $51,000, due on December 19, 2012. On May 16, 2012, we issued a convertible note with a principal amount of $42,500, due on February 21, 2013. The notes bear interest of 8% per annum and are unsecured.

The notes are convertible into common stock, at the lender’s option, at a discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion. The lender has agreed to restrict its ability to convert the notes and receive shares of common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The fair value of the beneficial conversion feature as at June 30, 2012 is $28,015.

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

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934 Rule 13a-15(f). The framework used by management to evaluate internal controls over financial reporting is Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2011, because we were unable to obtain complete information regarding internal controls and process descriptions from our subsidiary in Mexico. In addition, the weaknesses referred to above under evaluation of disclosure controls and procedures also lead us to believe that our internal control over financial reporting was not effective as of the Evaluation Date.

Changes in internal controls

There were no changes to internal controls in the period ended June 30, 2012.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

China

In December 2010, shareholders of the Company received a letter from a shareholder, which contained two items. The first was a copy of a legal proceeding filed in China and the second was a letter making certain allegations regarding Silver Dragon and its management. The legal proceeding was filed by two shareholders and sought to invalidate our sale in 2008 of 50% of Sanhe SinoTop Resources & Technologies, Ltd. We believe that the legal proceeding was frivolous and wholly without merit. The sale in question was made to a Chinese government-owned entity, after the receipt of approval by the Ministry of Commerce in China. The second item was a letter written by a purported “Minority Shareholder Committee,” claiming that it had initiated the proceeding. The letter alleged that the Company and its management had engaged in various improper and illegal activities. We, on several occasions, through our legal counsel in several countries, have asked that individual to cease and desist, and subsequently filed a Writ of Summons in the High Court of the Hong Kong Special Administrative Region, Court of First Instance claiming damages for libel, an injunction and other relief. On May 4, 2011, judgment was given in favor of the Company for damages for libel, malicious falsehood, interest and costs, with amounts to be assessed by the court. On April 18, 2012 we announced that the plaintiffs formally withdrew the lawsuit filed in China, and the withdrawal was approved by the Beijing Court.

Mexico

Our Mexican subsidiary has been subjected to irregularities that it is seeking to redress. Legal proceedings were heard and decided on an ex parte basis, without notice to us that resulted in our Mexican subsidiary losing title to its mineral assets. In December 2010, we became aware of this situation, and are now taking steps through the courts in Mexico to redress the situation. We filed a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities. On May 22, 2012 the court ruled against the Constitutional Rights Claim, and our counsel subsequently requested a copy of the ruling in order to study it and determine what steps should be taken next.

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

From inception, we have generated limited revenues and have experienced negative cash flows from operating losses. We anticipate continuing to incur such operating losses and negative cash flows for the foreseeable future, and to accumulate increasing deficits as we increase our expenditures for exploration and mining of minerals, infrastructure, research and development and general corporate purposes. Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability. Our history of operating losses and negative cash flows from operating activities will result in our continued dependence on external financing arrangements. In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure additional external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment. There is no guarantee that we will generate revenues or secure additional external financing. Our financial statements, which have been prepared in accordance with US GAAP, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern. See “Management’s Plan of Operations”.

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

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of $2,543,857 for the period ended June 30, 2012. We have accumulated losses since inception of approximately $42,613,529. We anticipate that losses will continue until such time as revenue from operations is sufficient to offset our operating costs, which may never occur. If we are unable to generate our revenues and to increase them sufficiently to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

As of August 9, 2012, Marc Hazout, our President and Chief Executive Officer, owned beneficially approximately 7% of our outstanding common stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

Environmental legislation is evolving in a manner that means stricter standards; enforcement, fines and penalties for noncompliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations.

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

Our proposed exploration work in China can only be performed approximately six to seven months out of the year. The cold, rain and snow make the roads leading to our claims impassable every year during certain times from November to March. When the roads are impassable, we are unable to conduct exploration operations on the mineral claim.

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

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.0028 to a high of $0.19 on the OTCBB. The trading price of our common stock on the OTCBB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

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

In addition, on April 19, 2011, we closed a convertible financing agreement with a privately held US investment firm. The total planned funding amount is $3,000,000, with a total face amount of convertible notes issued totalling $3,150,000.

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

SILVER DRAGON RESOURCES INC.

Dated: August 9, 2012	By: /s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer

Dated: August 9, 2012	By: /s/ Jeffrey D. Sherman
Jeffrey D. Sherman, Chief Financial Officer