Form 10-K/A
period 2011-12-31
Silver Dragon Resources Inc.
filed 2013-04-17
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
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

(416) 223-8500
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class:	Name of Each Exchange on Which Registered
N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:
Common Stock $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ ]    No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes [ ]    No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes[ ]    No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on the corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [x]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Non-accelerated filer [ ]	Accelerated filer [ ]	Smaller reporting company[x]
(Do not check if smaller reporting
company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [ ]    No [x]

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $11,027,306 based upon the closing sale price of the common stock as reported by the Over-the-Counter-Bulletin-Board (“OTCBB”) on that date.

As of March 29, 2012, there were 169,803,092 shares of the registrant’s common stock outstanding, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

     Silver Dragon Resources Inc. (the “Company” or “we” or “Silver Dragon”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (this “Amendment”) to (i) revise the disclosure in our original Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Form 10-K”) in order to comply with Industry Guide 7 promulgated by the United States Securities and Exchange Commission (the “SEC”), (ii) include restated financial statements for the years ended December 31, 2011 and 2010 (the “Financial Restatement”, and the original financial statements included in the Original Form 10-K being referred to herein as the “Original Financials”), (iii) make corresponding changes to other disclosures, (iv) provide additional disclosures that were required to be disclosed in our Original Form 10-K, and (v) enhance overall readability and organization. As a result of the Company’s discovery of a number of errors in the Original Financials, the Company determined that changes were needed to the Original Financials. Specifically, the Original Financials contained errors in connection with the Company’s convertible financing arrangements, including the following:

  in connection with a convertible financing arrangement, the Company had recorded certain secured and collateralized promissory notes that either became effective subsequent to December 31, 2011 or have not become effective, as if they were effective before December 31, 2011; and

  default provisions within certain notes payable agreements were in violation resulting in the requirement to recognize penalties and interest as the case may be, and which had not been recognized by the Company.

For more information concerning the Financial Restatement, please refer to Note 5 to the financial statements for the years ended December 31, 2011 and 2010 included in this Amendment.

     In addition, we are including in this Amendment (i) currently dated certifications from our principal executive, financial and accounting officer, as required, in Exhibits 31.1 and 31.2, (ii) additional exhibits and (iii) updated signature pages. Except as expressly set forth herein, this Amendment does not otherwise revise or restate the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are subject to the “safe harbor” created by those sections. The forward-looking statements in this report are based on our management’s beliefs and assumptions and on information currently available to our management. You can identify forward-looking statements by terms such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this document in greater detail under the heading “Risk Factors.” We believe it is important to communicate our expectations to our investors. However, there will be events that we are not able to predict accurately, or over which we have no control. The risks described in “Risk Factors” included in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock (“Common Stock”), you should be aware that the occurrence of the events described in “Risk Factors” and elsewhere in this report could harm our business.

The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our future plans and expectations, (b) anticipated trends in the mining industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business”. The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed in “Risk Factors”, there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in the report statement, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

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

NOTE REGARDING TECHNICAL REPORTS AND MINERALIZATION

     This Amendment was prepared pursuant to Industry Guide 7. Under Industry Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The Company has not established any reserves on any of its properties.

     The Company’s property interests are located in China, and the Company’s corporate headquarters are located in Canada. From time to time, the Company, the companies in which it has equity interests, and/or third parties with which they have contracted have found it necessary or advisable to prepare reports regarding such property interests in accordance with the laws and regulations of other jurisdictions, including National Instrument 43-101 (“NI 43-101”) in Canada and the laws and regulations of China and. Certain of these reports, such as the preliminary feasibility study for the Company’s Dadi Silver Polymetallic project located in Inner Mongolia, China, are referenced in this report (collectively, the “Non-US Reports”). Such Non-US Reports have not been prepared in accordance with the rules and regulations promulgated by the SEC, including Industry Guide 7. The standards for identification of “reserves” in certain jurisdictions, including Canada, differ from those of the SEC, and any “reserves” reported in the Non-US Reports do not constitute reserves under applicable SEC rules and regulations. In addition, the standards for disclosure of mineralization in certain jurisdictions, including Canada, permit the disclosure of certain types of mineralization that do not qualify as “reserves”. Investors are cautioned that units of mineralization disclosed under such standards have not been determined to have economic or legal viability. In addition, there may be uncertainty as to the existence of such mineralization. Further, while the laws and regulations of certain jurisdictions permit or require the disclosure of economic projections contained in preliminary economic assessments and preliminary feasibility studies involving mineral properties without defined “reserves”, the staff of the SEC does not generally permit U.S. companies to include such preliminary economic projections in their filings with the SEC. Accordingly, the Non-US Reports (notwithstanding any reference thereto contained in this Amendment) are not incorporated into this Amendment, and readers are cautioned not to assume that any part of the mineral deposits discussed in the Non-US Reports will ever be converted to reserves. Investors are also cautioned that the information contained in each Non-US Reports was prepared as of the date stated in such Non-U.S. Report. Any reference to a Non-US Report contained herein should not be considered to update any forward-looking statement contained in such Non-US Report.

EXCHANGE RATES

The Company’s functional currency is the U.S. dollar. The Company also uses the Chinese Yuan, Canadian dollars and Mexican Pesos and converts to the U.S. dollar and states conversion rates where applicable.

METRIC CONVERSION TABLE AND ABBREVIATIONS

For ease of reference, the following conversion factors are provided:

1 tonne	= 1,000 kg or 2,204.6 lbs	1 kilogram	= 2.204 pounds or 32.151 troy oz
1 hectare	= 10,000 square meters	1 hectare	= 2.471 acres

The following abbreviations may be used herein:

Ag	= silver	m2	= square meter
Au	=gold
g	= gram	m3	= cubic meter
g/t	= grams per tonne	mg	= milligram
Ha	= hectare	mg/m3	= milligrams per cubic meter
Km	= kilometer	T or t	= tonne
Km2	= square kilometers	oz	= troy ounce
Kg	= kilogram	ppm	= parts per million
m	= meter	Ma	= million years

Note: All units in this report are stated in metric measurements unless otherwise noted.

GLOSSARY OF MINING TERMS

“Alteration” means any change in the mineral composition of a rock brought about by physical or chemical means.

“Assay” means a measure of the valuable mineral content.

“Development stage” means a project that is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

“Diamond drilling” means rotary drilling using diamond-set or diamond-impregnated bits, to produce a solid continuous core of rock sample.

“Dip” means the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure.

“Disseminated” means minerals that occur as scattered particles in the rock.

“Exploration stage” means a prospect that is not in either the development or production stage.

“Fault” means a surface or zone of rock fracture along which there has been displacement.

“Feasibility study” means a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production.

“Formation” means a distinct layer of sedimentary rock of similar composition.

“Geochemistry” means the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere.

“Geophysics” means the study of the mechanical, electrical and magnetic properties of the earth’s crust.

“Grade” means the quantity of metal per unit weight of host rock.

“Heap leach” means a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold, copper etc.; the solutions containing the metals are then collected and treated to recover the metals.

“Host rock” means the rock in which a mineral or an ore body may be contained.

“In-situ” means in its natural position.

“Mapped” or “geological mapping” means the recording of geologic information including rock units and the occurrence of structural features, attitude of bedrock, and mineral deposits on maps.

“Mineral” means a naturally occurring inorganic crystalline material having a definite chemical composition.

“Mineralization” means a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock.

“Mineralized material” means material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

“Outcrop” means that part of a geologic formation or structure that appears at the surface of the earth.

“Oxide” means gold bearing ore which results from the oxidation of near surface sulfide ore.

“Production stage” means a project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

“Quartz” means a mineral composed of silicon dioxide, SiO2 (silica).

“Rock” means indurated naturally occurring mineral matter of various compositions.

“Sampling and analytical variance/precision” means an estimate of the total error induced by sampling, sample preparation and analysis.

“Sediment” means particles transported by water, wind, gravity or ice.

“Sedimentary rock” means rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited.

“Strike” means the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal.

“Strip” means to remove barren rock or overburden in order to expose ore.

“Sulfide” means a mineral including sulfur (“S”) and iron (“Fe”) as well as other elements; metallic sulfur-bearing mineral often associated with gold mineralization.

Part I

Available Information

We file annual, quarterly, current reports, proxy statements and other information with the SEC. You may read and copy documents that have been filed with the SEC at their Public Reference Room, 450 Fifth Street, N. W. Washington DC. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to their website at www.sec.gov.

Item 1. Description of Business

Corporate Overview and History

Silver Dragon Resources Inc. was initially incorporated in the State of Delaware on May 9, 1996 under the name American Electric Automobile Company Inc. On July 16, 2002, we amended our Certificate of Incorporation to change our name to American Entertainment & Animation Corporation. On February 25, 2005, we again amended our Certificate of Incorporation to change our name to “Silver Dragon Resources Inc.” to reflect our current business focus on silver.

The following organizational chart sets forth (i) our wholly and partially owned direct and indirect subsidiaries, (ii) the co-owners of our partially owned subsidiaries and (iii) certain properties in which we have an interest:

Chifeng Silver Dragon Resources and Technologies, Ltd. (“Chifeng Silver Dragon”), a wholly-owned subsidiary of Sanhe Sino-top Resources and Technologies, Ltd. (“Sino-Top’’), holds the mining rights, licenses and titles to the Erbahuo Silver Property (defined below). Pursuant to an understanding among the owners and Board members of Sino-Top, Silver Dragon Resources Inc. has a 70% de facto interest in Chifeng Silver Dragon, Huaguan Industrial Corp. (“HIC”) has a 30% interest. Due to name changes and translation issues, the “Comprehensive Gross Exploration Department,” “North China Comprehensive Geological Brigade,” “North China non- ferrous geological survey brigade” and “HIC” all refer to the same organization, now more formally called “Exploration Unit of Tianjin North China Geological Exploration Bureau” or “Huaguan Industrial Corp”.

Business Overview

We are engaged in the acquisition and exploration of silver and other mineral properties. We are an exploration stage company, have no known reserves and have never generated any revenues from our operations. No assurances can be given that we will ever have any known reserves or generate any such revenues.

We are a mineral exploration company focused on the exploration of six properties located in the Erbahuo Silver District in Northern China (Inner Mongolia), namely, the Dadi, Laopandao, Aobaotugonao, Shididonggou, Yuanlinzi and Zhuanxinhu properties (collectively, the “Sino-Top Properties”), in which we have a 40% indirect interest by virtue of our equity holdings in Sino-Top. We also have an effective 21% interest in the net after-tax profits of the Erbahuo mine through the arrangement discussed below.

Sino-Top Joint Venture

On March 16, 2006, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) pursuant to which we originally acquired a 60% interest in Sino-Top from Sino Silver Corp. (“Sino Silver”). Sino-Top is operated as a joint venture under a joint venture agreement dated January, 2005 originally between Sino Silver and certain other parties, as amended on each of October 31, 2006, July 4, 2008 and March 20, 2009, and currently between the Company, Gansu Shengda Group Ltd. a private Chinese conglomerate (“Shengda”), and five individual persons (as so amended, the “Joint Venture Agreement”). Pursuant to the Asset Purchase Agreement, we acquired all of Sino Silver’s interest in Sino-Top and became a party to the Joint Venture Agreement. Sino-Top holds certain exploration and mining rights to certain properties in the Erbahuo Silver District in Northern China. The total purchase price under the Asset Purchase Agreement was $650,000 plus 4,000,000 shares of our restricted Common Stock, all of which has been delivered to Sino Silver.

In March 2007, we increased our interest from 60% to 90% in exchange for 2 million restricted common shares of the Company. On July 4, 2008, we signed a definitive agreement to sell 50% of Sino-Top to five individual persons. Immediately prior to such time, such individuals collectively owned 10% of Sino-Top. Therefore, immediately following such sale, these five individuals collectively owned 60% of Sino-Top, and we owned the remaining 40%. On November 20, 2008, Shengda agreed to acquire 52% of the equity interests in Sino-Top from those five individuals. As a result of the foregoing conveyances, we currently own a 40% equity interest in Sino-Top, the aforementioned five individuals own an aggregate of 8%, and Shengda owns 52%. We understand that one of such five individuals, Zhou Lin (who owns 6.8%), holds such common shares on behalf of HIC.

Sino-Top is governed by its board of directors, which makes decisions on all major issues regarding the joint venture and in accordance with the Sino-foreign Cooperative Joint Venture law of P.R. China and the articles of association. The general manager, which is presently Mr. Zhuang Haichao, is appointed by the board and is responsible for implementing the resolutions of the board and managing the daily operations of the joint venture. The board currently consists of five members, with two members appointed by Shengda, two members appointed by Silver Dragon, and one member appointed by the five natural person owners of Sino-Top. In general, the board may pass a resolution by a majority vote of the directors. Among other things, the board has the power and authority to distribute cash or assets from time to time to the shareholders in proportion to such shareholders’ equity interests in Sino-Top. No shareholder has the obligation to pay additional capital contribution to the joint venture. If the board deems it necessary, each party may but is not obliged to contribute additional capital to the joint venture in accordance with the timing and amount as decided by the board. The parties operate under an arrangement whereby any contributions to Sino-Top are funded by Shengda and Silver Dragon at a ratio of 5:4; i.e., Shengda funds approximately 55.56% and Silver Dragon funds approximately 44.44%, with the other joint venture partners not making any capital contributions. Our interest in Sino-Top may be diluted if the board authorizes the issuance of additional securities in a manner that does not allow us to contribute capital in accordance with the foregoing arrangement or in the event that we are extended the opportunity to so contribute but are unable to do so due to insufficient funds.

Sino-Top renewed its business license on February 15, 2012. The license was issued by the Industrial and Commercial Administration Agency of Sanhe City, China, extending the business operating period to March 24, 2023 and increasing the registered capital to $ 7,270,000. The business license scope covers the exploration and development of deposits of copper, lead, zinc, silver, gold and associated metals, and sales of developed products from the properties operated by Sino-Top located in the Erbahuo Silver District of Inner Mongolia, China.

Sino-Top currently holds the exploration rights to the following six properties: Dadi, Laopandao, Aobaotugonao, Shididonggou, Yuanlinzi and Zhuanxinhu properties. For a description of the Sino-Top Properties and Sino-Top’s activities on such properties, see “Item 2 – Description of Properties”.

Erbahuo Mine

We have a 70% interest in Chifeng Silver Dragon, which owns the Erbahuo Silver Property, and HIC has the remaining 30% interest. However, the parties operate under an arrangement whereby any contributions to Chifeng Silver Dragon are funded by the Company and HIC on a ratio of 7:2; i.e., Silver Dragon funds approximately 77.78% and HIC funds approximately 22.22% .

On March 23, 2011, Guangxi Hongteng Mining, Ltd. (“Guangxi”) acquired a 70% interest in the net profits after taxes of the Erbahuo mine pursuant to an agreement under which Guangxi assumed responsibility for the development of the Erbahuo mine. The agreement provides that the responsibility for the operations of the Erbahuo mine is vested solely in Guangxi, and accordingly, neither Chifeng Silver Dragon nor the Company has any rights to participate in the operations or management. Guangxi is obligated to satisfy certain operational milestones and to make an additional contribution of RMB5 million in the first year of the agreement, but had not satisfied such obligation as of the date of filing of the Original Form 10-K. Neither Chifeng Silver Dragon nor the Company has any obligation to make any capital contributions in respect of the Erbahuo mine. Under the agreement, Chifeng Silver Dragon is responsible for the effective renewal of the Erbahuo mine within the term of cooperation. Subject to certain conditions that could cause an earlier termination, the term of the agreement is five years. If Guangxi is not successful in developing a “profitable operation” after the second year in the term, Chifeng Silver Dragon has the right to terminate the agreement without further notice.

For a further description of the Erbahuo silver mine and the activities at the Erbahuo silver mine, see “Item 2 –Description of Properties”.

Cerro las Minitas

Overview

On March 2, 2006, Silver Dragon Mining De Mexico S.A. de C.V. (“Silver Dragon Mexico”) acquired 15 mining concessions from four individuals by entering into various assignment agreements (the “Mexican Concessions”). The total consideration paid by us through March 2008 is $1,045,000 plus 2,560,000 restricted shares. We were obligated to pay a further $100,000 to one of these individuals by March 8, 2008 to fulfill our obligations under these agreements. On March 13, 2010, the Company paid the outstanding debt of $100,000 through the issuance of 360,000 shares of the Company’s restricted stock. Cerro las Minitas is comprised of 15 concessions covering 1,413 hectares. It is located 68 kilometers northeast of the City of Durango, Mexico, and comprises the Cerro las Minitas mining district, part of the prolific silver belt of the Sierra Madre Occidental.

In December 2010, we became aware of various matters that transpired between 2006 and 2010 that resulted in the Mexican Concessions being seized through a court process without notice to us. As a result, we presently have no ownership interest in, or rights to, the Mexican Concessions.

Background

In the city of Durango, Durango, Mexico, on August 18, 2006 a former legal representative of Silver Dragon Mexico in Mexico signed a promissory note for a principal amount of $350,000 for a vendor, from whom we had purchased 10 of the 15 aforementioned Mexican Concessions, due March 5, 2008. The actions of our former legal representative in signing and delivering the promissory note were not authorized by Silver Dragon Resources Inc., and he did not advise us that he had signed the promissory note, nor of its terms. On April 21, 2008, the vendor filed a lawsuit against Silver Dragon Mexico claiming payment of the $350,000 under the aforementioned promissory note, as well as interest and legal expenses. The lawsuit was registered under the file number 482/2008, before the Fourth Commercial Local Court of the city of Durango. Because our former legal representative did not notify any person at the Company or at Silver Dragon Mexico regarding the lawsuit, Silver Dragon Mexico never appeared before the court to reply to the lawsuit, was declared in default and lost its opportunity to offer evidence in its favor. On January 8, 2009, the Court passed final sentence ordering Silver Dragon Mexico to pay to the vendor the principal amount on the promissory note plus interest and legal costs. We also had no knowledge of such sentence, and consequently, Silver Dragon Mexico never appealed the final sentence. As a result, on February 10, 2009, the Court declared the sentence as final and irrevocable. Ultimately, on July 31, 2009 the Mexican Concessions were transferred to the vendor through public deed number 7,730 granted before public notary number 3 of the city of Durango. On August 19, 2009, the vendor filed a motion before the court to request a further seizure of the assets of Silver Dragon Mexico to guarantee the payment of $39,000 as the remaining amount to reach the principal claimed amount of $350,000, since all concessions were appraised in the amount of $311,000, which the court subsequently granted. This judgment of $39,000 remains outstanding.

On June 16, 2010 the vendor filed a motion before the court to request a further seizure of the assets of Silver Dragon Mexico to guarantee the payment of alleged interest (which, at that date, amounted to approximately $325,000) plus legal expenses of $100,000. On November 5, 2010, the petition of the vendor was granted by the court. This judgment remains outstanding.

Management of the Company had no knowledge of the foregoing events until December 23, 2010. We are presently taking steps through the Federal courts in Mexico seeking to recover title to the Mexican Concessions. However, no assurances can be given that any of such efforts will be successful, and we may never recover title to any of the Mexican Concessions. Furthermore, since we have lost such title, in 2010, we wrote off the book value of these concessions, as well as related liabilities.

In late 2010, we became aware of another situation involving the same former legal representative. A creditor of Silver Dragon Mexico commenced a court action against us requesting payment in respect of a promissory note he alleged Silver Dragon Mexico had signed. On January 17, 2011, we received a copy of the promissory note. It was dated April 24, 2008 and was for a principal amount of $166,623 and carried interest at a rate of 5% per month. It was signed by the same former legal representative of Silver Dragon Mexico discussed above. His actions were not authorized by us, and he did not advise us of the promissory note, or the subsequent court actions. We subsequently determined that the creditor had obtained a judgment in April 2010 from a court in Chihuahua, Mexico, in its favor, for payments under the promissory note that aggregate $408,226 with interest, as well as a further 10% for its legal fees. In 2010, we restated the results from prior years to record the original promissory note and the interest. This judgment remains outstanding.

Competition

We currently face strong competition from other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the companies engaged in mineral resource exploration with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. We also compete with other mineral resource exploration companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. Such competition could adversely impact our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties or to acquire additional properties.

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

The PRC government imposes control over the convertibility between Renminbi and foreign currencies. Under the PRC foreign exchange regulations, payments for “current account” transactions, including remittance of foreign currencies for payment of dividends, profit distributions, interest and operation-related expenditures, may be made without prior approval but are subject to procedural requirements. Strict foreign exchange control continues to apply to “capital account” transactions, such as direct foreign investment and foreign currency loans. These capital account transactions must be approved by or registered with the PRC State Administration of Foreign Exchange, or “SAFE”. Further, any capital contribution by an offshore shareholder to its PRC subsidiaries should be approved by the Ministry of Commerce in China or its local counterparts.

On August 29, 2008, SAFE promulgated the Circular on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign- invested Enterprises, or “Circular 142”, to regulate the conversion by foreign invested enterprises (“FIEs”), of foreign currency into Renminbi by restricting how the converted Renminbi may be used. Circular 142 requires that Renminbi converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC unless specifically provided for otherwise. In addition, SAFE strengthened its oversight over the flow and use of Renminbi funds converted from the foreign currency-dominated capital of a FIE. The use of such Renminbi may not be changed without approval from SAFE, and may not be used to repay Renminbi loans if the proceeds of such loans have not yet been used. Compliance with Circular 142 may delay or inhibit our ability to complete such transactions, which could affect our ability to expand business.

Employees

As of February 29, 2012, the Company had six employees of whom four are full-time employees.

Item 1A.Risk factors

You should consider each of the following risk factors and any other information set forth in this Form 10-K and the other reports we file with the SEC, including our financial statements and related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones that might affect our operations and business. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business or operations.

Risks relating to our Business

We have inadequate capital to pay our debts and to fund our business as currently planned, and we therefore face a risk of bankruptcy.

As of December 31, 2011, we had a cash balance of approximately $114,568 and debt obligations currently due and payable in the amount of $4,330,064. Although certain of these debt obligations have long term maturity dates, such debts have become currently due and payable, or payable upon demand, as a result of our breach of various applicable covenants. For a further discussion regarding these matters, see “Item 7 - Management’s Discussion and Analysis and Plan of Operation”, and note 5 to the Financial Restatement. Should one or more of our creditors seek or demand payment, we do not have the resources to pay or satisfy any such claims. Thus, we face a risk of bankruptcy.

In addition to having insufficient cash to pay our debts, we have no funds to support any business operations. To pay our debts and to fund any future operations, we require significant new funds, which we may not be able to obtain. Aside from the funds we require to liquidate our debts, we estimate that we must raise approximately $5 million over the next 12 months to fund capital requirements and general corporate expenses.

We have historically satisfied our working capital requirements through the private issuances of equity securities and convertible notes. We will continue to seek additional funds through such channels and from collaboration and other arrangements with corporate partners. However, we may not be able to obtain adequate funds when needed or funding that is on terms acceptable to us. Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

  investors’ perception of, and demand for, securities of Chinese-based mining exploration companies;
  economic, political and other conditions in China;
  conditions of the U.S. and other capital markets in which we may seek to raise funds; and
  our future results of operations, financial condition and cash flows.

If we fail to obtain sufficient funds to satisfy our debt obligations before a demand for payment by our creditors, and/or if we fail to obtain sufficient funds to satisfy our capital requirements and general corporate expenses, we will need to sell certain or all of our property interests in China (assuming the existence of an interested buyer), refrain from financially contributing to the future operations of Sino-Top, or, as mentioned above, go into bankruptcy proceedings. In the event of bankruptcy, our creditors would assert claims that could result in the total liquidation of the Company or, failing that, our creditors could acquire control of the Company and our existing stockholders could lose their entire investment.

Our breaches of covenants under our convertible financing arrangements may have material adverse effects.

As of December 31, 2011, we were in breach or default under the covenants for some or all of our convertible financing arrangements. Depending upon the financing arrangement, a default may mean that the lender is entitled to default interest, acceleration of amounts due and/or other special rights, to impose additional penalties against us, and/or to refrain from taking certain actions such as advancing additional funds to us or converting existing indebtedness into equity. Such breaches or defaults may therefore increase the size of our indebtedness, increase our costs, increase the amount of funding that we will require, accelerate our funding needs, prevent us from raising additional funds from the affected lenders and prevent such lenders from converting existing indebtedness into equity. We have not paid default interest in connection with the repayment of any notes. There may be a risk that a lender claims default interest on notes previously paid. Defaults may also make it more difficult for us for us to raise funding from other sources, and cause cross-defaults under other obligations. Defaults may result in litigation, bankruptcy, loss of assets or our ceasing operations altogether. Such defaults may also affect our stock price, which would increase the dilution resulting from any conversion of those convertible notes that convert at a discount to market. There can be no assurance that we will be successful in eliminating such defaults, paying our debts when due or negotiating other satisfactory arrangements with our lenders.

None of the properties in which we have an interest or the right to earn an interest has, and none may ever be discovered to have, any known reserves.

We have no known bodies of commercial ore or economic deposits and have not defined or delineated any proven or probable reserves on any of our properties. We may never discover any silver or other minerals from mineralized material in commercially exploitable quantities and any identified mineralized deposit may never qualify as a commercially mineable (or viable) reserve. In addition, we are in the early stages of exploration and substantial additional work will be required in order to determine if any economic deposits exist on our properties. Substantial expenditures are required to establish ore reserves through drilling and metallurgical and other testing techniques. No assurance can be given that any level of recovery of any ore reserves will be realized or that any identified mineral deposit will ever qualify as a commercial mineable ore body that can be legally and economically exploited.

Even if commercial quantities of minerals were to be discovered on the properties in which we own an interest, those properties might not be brought into a state of commercial production. Estimates of mineralization are inherently imprecise and depend to some extent on statistical inferences drawn from limited drilling, which may prove unreliable. Fluctuations in the market prices of minerals may render reserves and deposits containing relatively lower grades of mineralization uneconomic. Material changes in mineralized material, grades or recovery rates may affect the economic viability of projects. Finding mineral deposits is dependent on a number of factors, not the least of which are the technical skills of exploration personnel involved. The commercial viability of a mineral deposit, once discovered, is also dependent on a number of factors, some of which are particular attributes of the deposit, such as size, grade and proximity to infrastructure and resource markets, as well as factors independent of the attributes of the deposit, such as government regulations and metal prices. Most of these factors are beyond the control of the entity conducting such mineral exploration.

These risks may limit or prevent us from making a profit from the exploration and development of the properties in which we have an interest and could negatively affect the value of our securities.

We are exposed to a variety of risks due to the fact that all of our property interests are held through partially-owned subsidiaries.

All of our current property interests are held through partially owned subsidiaries, and we may enter into similar corporate or contractual structures in the future. As a result of holding all of our property interests through such vehicles, there are limits to our control with regard to the management, operations, compliance and strategic direction of the ventures. For example, joint ventures and partially owned subsidiaries can often require unanimous approval of the owners for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, dividends, amendments of constating documents, and the pledge of assets. In particular, under our Joint Venture Agreement governing Sino-Top, we occupy only two of the five seats on the board and accordingly, have limited ability to influence the venture. In addition, we have no protection against dilution of our present interest in Sino-Top. As such, our interest in Sino-Top could be diluted if the board authorizes the issuance of additional securities in a manner that does not allow us to contribute capital consistent with our present equity interest, or in the event that we are extended the opportunity to so contribute but are unable to do so due to insufficient funds.

While we provide strategic management and operational advice to our partially owned subsidiaries and their other equity owners, we cannot always ensure that they are operated in compliance with applicable standards or laws. If these entities are not operated effectively, efficiently or lawfully, including as a result of weaknesses in the policies, procedures and controls implemented by the other equity owners, our investment in the relevant project could be adversely affected. In addition, any negative publicity associated with operations that are ineffective or inefficiently operated, particularly relating to any resulting accidents or environmental incidents, could harm our reputation and therefore our prospects and potentially our financial condition. Furthermore, any failure of other equity owners to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and, therefore, could have a material adverse effect on our results of operations, financial performance, cash flows and share price.

There can be no assurances that we will ever receive any proceeds from the Erbahuo mine, particularly due to the fact that we are not the operator of the mine and further due to the fact that mining operations generally involve a high degree of risk.

The operation of the Erbahuo mine is vested entirely in a third party, and accordingly, we have no right or ability to control the operations. The failure of the operator to adequately perform operations, the operator’s breach of any applicable agreements or an operator’s failure to act in ways that are in our best interest could result in our inability to ever receive any proceeds from the operation of the mine. The success and the timing of the mine development activities will depend upon a number of factors outside of our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other qualified participants in the mining activities and effective use of technology. In addition, notwithstanding the care or capabilities of a particular mine operator, mining operations generally involve a high degree of risk. The Erbahuo mine is subject to numerous hazards and risks, including damage to or destruction of plant and equipment, unexpected geologic formations, pit collapse, injury or life endangerment, environmental damage, fire, equipment failure or structural failures. As a result of the foregoing and other factors, it is impossible to ensure that the operations planned by the operator of the Erbahuo mine will ever result in profitable commercial mining operations, and accordingly, we may never receive any proceeds from our interests in the Erbahuo mining operations.

Estimates of mineral deposits and operating costs or profitability associated with mining activities are based on interpretation and assumptions and are inherently imprecise.

From time to time, we may publish on our website, in press releases or through other public channels estimates of mineral deposits and associated operating costs or profitability. However, until mineral deposits are actually mined and processed, the quantity of mineral deposit and expected operating costs and profitability must be considered as estimates only, and no assurances can be given that the indicated levels of metals will be produced or that we will receive the price assumed. Any such estimates are expressions of judgment based on knowledge, mining experience, analysis of drilling results and industry practices. Estimates can be imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. In addition, estimates made at a given time may significantly change when new information becomes available. Furthermore, fluctuations in the market price of metals, as well as increased capital or production costs or reduced recovery rates may render mineral deposit extraction uneconomic. No assurances can be given that any mineral deposit estimate will ultimately be reclassified as proven or probable mineral reserves or that mineralization can be mined or processed profitably. If our mineral deposit estimates and related projections are inaccurate or are reduced in the future, our future cash flows, earnings, results of operations and financial condition could be adversely impacted.

We have lost title to our property interests in Mexico, and it is possible that additional third parties could challenge title for the properties in which we have an interest.

Neither we nor Sino-Top has obtained title insurance for our properties. Title to the properties in which we have an interest may be challenged in the future and, in fact, has been challenged in Mexico. In Mexico, we lost title to the property interests in which we held an interest, as discussed under the heading “Item 1 - Description of Business - Cerro las Minitas”, and there can be no assurance that we will ever recover the rights we lost in such property interests. In connection with the legal redress we are seeking relating to the loss of these rights, we may incur significant expenditures. Furthermore, if we were to be subjected to challenges over title to our other assets or encounter other issues relating to our title, we would likely incur significant costs and lose valuable time in defending such matters. If such challenges against us were to be successful, we could lose part or all of our interest in the respective properties and our business could be materially adversely affected.

Additional personnel with technical training or experience in exploring for, starting and operating an exploration program will be needed in respect of the properties in which we have an interest. If such personnel cannot be effectively supervised or retained, mining operations may need to be suspended or terminated, which could result in the loss of your investment.

Additional contractors must be recruited and retained in order to perform surveying, exploration and excavation of the properties in which we have an interest. Management must rely on the personnel it has hired or retained to assist them in making critical engineering and business decisions. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm if management is unable to supervise and retain qualified personnel to carry out these tasks. As a result, operations with respect to the properties in which we have an interest may need to be suspended or terminated, which could result in the loss of your investment.

Our success also depends on the ability to hire and retain skilled operating, marketing, technical, financial and management personnel. In the mining sector, competition in connection with hiring and retaining skilled, dependable personnel is intense. We or our joint venture partners may not offer salaries or benefits that are competitive with those offered by our competitors, who may have significantly more resources when compared to us. As such, even if we or our joint venture partners were to succeed in hiring skilled personnel, it may not be possible to retain them.

We have concluded that neither our disclosure controls and procedures nor our internal control over financial reporting was effective as of December 31, 2011. Failure to improve them could lead to errors in our financial statements and could adversely affect the Company.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose the requisite information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of disclosure controls and procedures and internal control over financial reporting. We conducted an evaluation, under the supervision and with the participation of our principal executive, financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and our internal control over financial reporting, each as of December 31, 2011. Based on such evaluation, our principal executive, principal and accounting officer has concluded that, as of such date, our disclosure controls and procedures and our internal controls over financial reporting were not effective. If we fail to improve our disclosure controls and procedures and internal control over financial reporting, we may not be able to produce reliable financial reports and investors may lose confidence in us, either of which could harm our business and negatively impact the trading price of our Common Stock.

We are an exploration stage company, and based on our negative cash flows from operating activities there is uncertainty as to our ability to continue as a going concern.

From inception, we have generated limited revenues and have experienced negative cash flows from operating losses. We anticipate continuing to incur such operating losses and negative cash flows for the foreseeable future, and to accumulate increasing deficits as we increase our expenditures for exploration and mining of minerals, infrastructure, research and development and general corporate purposes. Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability. Our history of operating losses and negative cash flows from operating activities will result in our continued dependence on external financing arrangements. In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure additional external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment. There is no guarantee that we will generate revenues or secure additional external financing. Our financial statements, which have been prepared in accordance with the United States Generally Accepted Accounting Principles (‘‘GAAP’’), contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern. See “Item 7 - Management’s Discussion and Analysis and Plan of Operation”.

The reports of independent auditors of our consolidated financial statements included in this annual report contain explanatory paragraphs which note our recurring operating losses since inception, our lack of capital and lack of long term contracts related to our business plans, and that these conditions give rise to substantial doubt about our ability to continue as a going concern. In the event that we are unable to successfully achieve future profitable operations and obtain additional sources of financing to sustain our operations, we may be unable to continue as a going concern. See “Item 7 -Management’s Discussion and Analysis and Plan of Operation” and our consolidated financial statements and notes thereto included in this annual report.

We have a history of operating losses and we anticipate future losses.

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of approximately $4.0 million and $4.3 million for the fiscal years ended December 31, 2011 and 2010. We have accumulated losses since inception of approximately $40.0 million. We anticipate that losses will continue until such time as revenue from operations is sufficient to offset our operating costs, which may never occur. If we are unable to generate our revenues and to increase them sufficiently to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

Because we do not have sufficient capital, we may have limited our exploration activity, which may result in a loss of your investment.

Because we are small and do not have much capital, we have limited our exploration activity and we may not be able to complete exploration programs as planned. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues, in which case, you will lose your investment.

Because our property interests are located in China, our activities are subject to foreign (Chinese) governmental regulations that may subject us to penalties for failure to comply, may limit our ability to conduct exploration activities and could cause us to delay or abandon our projects.

Various regulatory requirements affect our current and future activities, including exploration activities on our property. Exploration activities require permits from various foreign (Chinese) federal, state and local governmental authorities and are subject to laws and regulations governing, among other things, prospecting, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, and others that currently or in the future may have a substantial adverse impact on us. Exploration activities are also subject to substantial regulation under these laws by governmental agencies and may require that we obtain permits from various governmental agencies.

Licensing and permitting requirements are subject to changes in laws and regulations and in various operating circumstances. There can be no assurance that we will be able to obtain or maintain all necessary licenses and/or permits that may be required for our activities or that such permits will be obtainable on reasonable terms or on a timely basis or that such laws and regulations will not have an adverse effect on any project which we might undertake. If we are unable to obtain the necessary licenses or permits for our exploration activities, we might have to change or abandon our planned exploration for such non-permitted properties and/or to seek other joint venture arrangements. In such event, we may be forced to sell or abandon our property interest.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing exploration activities to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining activities may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

Any change in or amendments to current laws, regulations and permits governing activities of mineral exploration companies, or more stringent implementation thereof, could require increases in exploration expenditures, or require delays in exploration or abandonment of new mineral properties. The cost of compliance with changes in governmental regulations has a potential to increase our expenses.

Chinese regulatory restrictions may limit our ability to receive and use our cash effectively.

We are exposed to the risks associated with foreign exchange controls and restrictions in China due to the fact that a portion of our cash is denominated in Renminbi, which is currently not freely exchangeable. The PRC government imposes control over the convertibility between Renminbi and foreign currencies. Under the PRC foreign exchange regulations, payments for “current account” transactions, including remittance of foreign currencies for payment of dividends, profit distributions, interest and operation-related expenditures, may be made without prior approval but are subject to procedural requirements. Strict foreign exchange control continues to apply to “capital account” transactions, such as direct foreign investment and foreign currency loans. These capital account transactions must be approved by or registered with the PRC State Administration of Foreign Exchange, or “SAFE”. Further, any capital contribution by an offshore shareholder to its PRC subsidiaries should be approved by the Ministry of Commerce in China or its local counterparts. We cannot assure you that we are able to meet all of our foreign currency obligations to remit profits out of China or to fund operations in China.

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

Our President - Chief Executive Officer controls a significant percentage of our Common Stock.

As of March 2, 2012, Marc Hazout, our President and Chief Executive Officer, owned beneficially approximately 11.8% of our outstanding Common Stock. Mr. Hazout is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Common Stock. In addition, Mr. Hazout is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

Risks relating to the market for our securities

Shareholders may suffer dilution as a result of our issuance of additional Common Stock either through future financings or through the conversion of currently outstanding convertible securities, and such issuances may also serve to suppress our stock price.

We have historically funded our operations and paid for a portion of services provided to us through the issuance of shares of Common Stock and securities convertible into Common Stock. In order to conduct further exploration of our properties and to fund general corporate expenses, we intend to seek additional financing involving the issuance of Common Stock or securities convertible into Common Stock. Furthermore, as discussed in detail under “Item 7. Management’s Discussion and Analysis - Liquidity and Capital Resources”, we presently have outstanding a substantial amount of promissory notes that are convertible into Common Stock at a discount to the trading price of our Common Stock at the time of conversion. Issuances of Common Stock either through future financings or through the conversion of convertible securities would dilute the voting power and ownership interest of the Company’s existing shareholders and may depress the price of the Company’s Common Stock. Furthermore, any other development that reduces the price of our Common Stock will reduce the conversion price of such securities, resulting in further dilution and potentially further depressing the price of our Common Stock.

The Depository Trust Company (“DTC”) has placed a “chill” on deposits of the Company’s Common Stock, which limits a DTC participant’s ability to make a deposit or withdrawal of the security at DTC. In the event that the “chill” is not lifted, or in the event our Common Stock were to become ineligible for deposit at DTC, the price and marketability of our Common Stock may be materially adversely affected.

In July 2011, we learned that DTC placed a “chill” on deposits of our Common Stock into the automated settlement system DTC maintains, and the “chill” remains in place. A “chill” is a restriction placed by DTC on one or more of DTC’s services, and in our case, the chill has the result of limiting a DTC participant’s ability to make a deposit or withdrawal of the security at DTC. It is not certain when or if DTC will remove the “chill”. DTC also has the authority to institute a “freeze”, which is a discontinuation of all services at DTC. “Freezes” may last a few days or an extended period of time, depending on the reason for the “freeze”. If the reasons for the “freeze” cannot be rectified, then the security will generally be removed from DTC, and securities transactions in that security will no longer be eligible to be cleared at any registered clearing agency. There can be no assurances as to whether or when DTC will remove the “chill” on deposits of our Common Stock, that our Common Stock will not become subject to a “freeze” or that our Common Stock will not be removed entirely from eligibility with DTC. Any of such events could result in decreased trading volume of our outstanding Common Stock and could make it more difficult to market and sell our Common Stock in potential future financings, and may otherwise have a material adverse effect on the price of our Common Stock.

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

As a public company, we are subject to complex legal and accounting requirements that will require us to incur significant expenses and expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements increase the cost of compliance and also increase the risk that we will fail to comply. As disclosed elsewhere herein, we failed to satisfy the reporting requirements applicable to our Original Form 10-K, which necessitated the filing of this Amendment, and we failed to file a number of other reports with the SEC during 2011 that were required to have been filed. Failure to comply with these reporting requirements can have numerous adverse consequences including, but not limited to, governmental or private actions against us, an inability to file required periodic reports on a timely basis and loss of market confidence. We cannot assure you that we will be able to comply with all of these requirements going forward, that we will not be subjected to governmental action or sanctions as a result of failure to comply or that the cost of compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

Our Common Stock is considered to be a “penny stock,” which may make it more difficult for investors to sell their shares.

Our Common Stock has been subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. .Our Common Stock is considered to be a “penny stock.” The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” As our Common Stock is considered to be “penny stock,” trading in our Common Stock will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. This may reduce the liquidity and trading volume of our shares.

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

As discussed in Item 3, two individuals have commenced legal proceedings against the Company. While we believe it is without merit, regardless of the outcome, it will require funding and attention by management, and will likely adversely affect our share price. The next hearing is scheduled in Beijing for April 18, 2012.

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

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

Introduction

We currently have an interest in the following seven silver poly-metallic exploration properties in the Erbahuo Silver District located in Inner Mongolia, China: Dadi; Laopandao; Aobaotugonao; Shididonggou; Yuanlinzi; Zhuanxinhu; and Erbahuo. The nature and extent of our interest in such properties is discussed above under the heading “Item 1 –Description of Business”. Only three of such properties are material to us to date: Dadi; Laopandao; and Erbahuo. The following table briefly summarizes certain details relating to these properties.

Dadi Silver-Polymetallic Project

The Dadi silver-polymetallic property (“Dadi” or the “Dadi Property”) is owned by Sino-Top, in which the Company owns a 40% equity interest.

The Dadi Property is without known reserves, and the proposed 2012 program for the Dadi Property (discussed below) is exploratory in nature.

Location and Description

The Dadi Property is situated in north central Inner Mongolia in the Xilin Gol Administrative District, approximately 450 kilometers north of Beijing. The geographic coordinates of the Property are Longitude 117° 36’ 15” to 117° 38’ 45” E and Latitude 43° 21’00” to 43° 23’ 00” N. Modern multi-lane divided highways provide excellent access to within five kilometers of the Property.

Regionally, the Dadi Property is located on the intersection of the northern edge of the microplates that makes up the North China platform, striking east-west, and the Siberian platform, and is situated in the area where the Altaids belt intersects the Yanshanian orogenic belt. These structural belts are major ore-forming belts of China and this tectonic setting provides a dynamic environment for the development of mineralizing systems. Mesozoic (Yanshanian) continental volcano-magmatic activity took place along a northeasterly trend to form the Butelaqu-Duolun volcanic zone. This zone consists of a series of fault basins filled with volcanic rocks developed along a northeasterly trend.

The Dadi Property is on the margin of the Toudi-Liudguo Jurassic volcanic basin and is situated on the southwest end of the south side of Huanggangliang-Ganzhuermiao Anticlinorium and is underlain by the volcanic and volcanic-clastic rocks of the upper Jurassic Balyingaolao Formation.

Two explosive magazines were newly built in 2011. Gravel and dirt roads have been constructed on the property and are in good condition. Equipment on the property includes air compressors, cinder scrapers, jack drills, generators, all purchased in 2011. A total of 7,000 meters of tunneling have been completed. The total cost incurred to date by Sino-Top on the exploration of Dadi is RMB32.5 million. The anticipated aggregate future cost to bring Dadi into production is RMB76 million. This includes further exploration and the development of infrastructure to develop an operating mine to extract underground ore and minerals. The funds are expected to be contributed by the joint venture partners. The source of power is the state grid. Water is transported from local supply by tankers, but four water wells on the property are currently under construction.

Geology and Mineralization

Regional Geology

Regionally, the Dadi Property is located on the intersection of the northern edge of the microplates that make up the North China platform, striking east-west, and the Siberian platform, and is situated in the area where the Altaids belt intersects the Yanshanian orogenic belt. These structural belts are major ore-forming belts of China and this tectonic setting provides a dynamic environment for the development of mineralizing systems.

Mesozoic (Yanshanian) continental volcano-magmatic activity took place along a northeasterly trend to form the Butelaqu-Duolun volcanic zone. This zone consists of a series of fault basins filled with volcanic rocks developed along a northeasterly trend. The Property is on the margin of the Toudi-Liudguo, Jurassic volcanic basin.

Local and Property Geology

The Dadi Property is underlain by the volcanic and volcanic-clastic rocks of the upper Jurassic Balyingaolao Formation.

Minerals occur in a gangue of quartz, chalcedony, carbonate minerals, fluorite, barite, sericite, adularia and clay minerals. Banding of minerals is common. The veins can also contain minerals in crusty, vuggy and colloform textures. Widespread wall rock alteration includes chlorite, sericite, quartz, pyrite and locally carbonate and feldspar minerals. Heavily oxidized rock consists of limonite with sulphide inclusions.

Alteration in the Dadi Property is pervasive. Type and intensity of the alteration varies with proximity to mineralization and the host rock. Near surface oxidation of the sulfide minerals is pervasive and is characterized by the development of box work structures providing evidence of extensive leaching. Limonite is the dominant alteration product. Oxidation moderates with the transition to the sulphide environment at depth.

Within the sulphide environment the nature, extent and intensity of the wall rock alteration is directly related to proximity to mineralization and to a lesser degree on the rock type. Limonitization and pyritization are dominant with weak chloritization and carbonatization; the alteration products include limonite and pyrite, which exhibit a grainy or cellular appearance and chlorite and calcite occurs as veinlets.

Mining Claims

The Dadi Property comprises one exploration license, T15120090602031788, which covers 1,248 hectares. The license was granted on July 1, 2011 and is valid until June 30, 2013. The exploration license is under the name of Inner Mongolia Guangda Mining, Ltd. (a wholly owned subsidiary of Sino-Top). The license grants the right to detailed exploration over an area of 12.48 square kilometers in Keshiketeng County, Inner Mongolia. The registrant of the license must file annual geological reports with the local land and resources administration at year end. Prior to expiration of the license, which is usually valid for two years, the registrant can apply for license renewal, which requires relevant materials to be presented in order to show that the stage of exploration work on the property is further advanced. Stages of exploration work advance from reconnaissance, general exploration, detailed exploration and prospecting. If the registrant cannot fully complete the necessary exploration work on the property due to geological conditions, the registrant has one opportunity to apply for the license renewal at the same stage of exploration. The application materials for renewal presented to the Land and Resources Department include property location map, exploration license, opinions from the local government, exploration work design/contracts, qualification certificates of contractors, source of project funds, annual exploration reports reviewed/approved by the local land and resources administration and financial reports. While management expects that the license will be renewed following application, there can be no assurance thereof.

There are no environmental liabilities, royalties, back-in rights or other payments known to us to which the Dadi Property is subject, and there are no other significant factors or risks known to us that may affect access, title, or the right or ability to perform work on the property.

The following map illustrates the general location of the Dadi Project and the associated mining claims:

History of Previous Operations

The silver, lead and zinc mineralization on the Dadi Property was discovered by silt geochemical surveys in 1963 and 1964 by the North China Exploration Bureau. Over the next three decades, to our knowledge, very little work was done on the Dadi Property.

In 2005, Sino-Top acquired Dadi and commenced work in 2006. Over the next five years, extensive surface and underground exploration was carried out.

Over the past five years, as discussed below, exploration on the Dadi Property has included geological mapping at various scale, soil geochemistry, trenching, geophysics, diamond drilling, extensive underground exploration on two levels.

An extensive underground tunnel system has been constructed and a drilling, trenching & tunneling program is well underway with a total of 7,174 meters of surface trenching, 14,632 meters of diamond drilling, and 2,822 meters of underground exploration and infrastructure tunneling completed to date.

Trenching

The majority of the trenching activity on the Dadi Property over the past 5 years focused on exploring the primary deposit zone 1 (“PD1”) deposit area (mineralized zone), excavating over 30 trenches and extracting over 4,600 metres3 of overburden-regolith. The results of this work were encouraging, resulting in the discovery of 10 mineralized zones. During this time, three trenches (TC24, TC25-1 and TC2) exposed the primary deposit 2 (“PD2”) deposit along strike for 250 metres. During 2010, trenching activity shifted to the PD2 deposit area, excavating six additional trenches, extracting approximately 225 metres3 of overburden-regolith to exposed and tracing the PD2 deposit along strike for an additional 550 metres for a total strike length of 800 metres. Samples from trenching were delivered to the field office for temporary secure storage and held for shipment to the Yanjiao Central Laboratory of North China Nonferrous Geological Bureau in Sanhe for analysis. Results of the sample analysis were used to evaluate and further define future exploration targets and focus.

Underground Exploration

The underground infrastructure work on the Dadi Property was carried out under contract by Wenzhou Mining Engineering Co. Ltd., The contract called for nominal two metre by two metre underground openings; however, in most cases, the openings are slightly larger. During the 2010 exploration Program, 1,910.7 metres of underground tunnelling was completed. This work connected the PD1 deposit accessed by the PD1 adit level (1384 meters ASL) with the PD2 deposit accessed by the PD-2 adit level (1426 metres ASL), thereby integrating both deposits into the Dadi mine plan.

Underground Channel Sampling

Extensive underground channel sampling was complete during the 2010 exploration program.

Underground exploration during 2010 exposed the PD1 and PD2 mineralized zones. The mineralized zone was mapped and sample locations identified by a geologist. The sample locations were based on visual inspection of the exposed mineralized zone. Samples were delivered to the field office for temporary secure storage and held for shipment to the Yanjiao Central Laboratory of North China Nonferrous Geological Bureau in Sanhe for analysis

Results of the sample analysis were used to evaluate and further define future exploration targets and focus.

Initially, the program focused on sampling the mineralized zones intersected along the crosscut drift connecting the PD1 and PD2 deposits.

Diamond Drilling

Concurrent with the underground exploration program, Sino-Top contracted HIC to perform a diamond-drilling program consisting of 18 diamond drill holes totaling 8,476.04 metres. These holes were located to test deep targets on the PD1 and PD2 deposits. The core boxes were delivered to the field office by a technician, and the core was stored in a secure location pending logging and sampling. The drill core was logged and sample intervals identified for diamond saw cutting and sampling. The intervals to be sampled were based on the visual presence or absence of lead and zinc mineralization in the drill core. Nominally, the sample interval was 1.0 meters, respecting geologic control, and depending on the nature of the mineralization the samples would range between 3 and 5 kilograms. The samples were stored in the field at a secure location and delivered to the Yanjiao Central Laboratory of North China Nonferrous Geological Bureau in Sanhe for analysis. Results of the sample analysis were used to evaluate and further define future exploration targets and focus.

Exploration Plans for 2012

For the fiscal year 2012, the following exploration activities at the Dadi Property are planned:

  Undertake a core drill, trenching and tunneling program to expand definition and identification of mineral deposits which would comprise of 500 cubic meters of trenching, 3,000 meters of tunneling and 6,000 meters of drilling.

  Conduct a metallurgical study of the minerals.

  Perform an environmental study.

  Perform additional sample testing and assaying.

Laopandao Silver-Tin-Polymetallic Project

Location and Description

Located in north central Inner Mongolia in Keshiketeng County, approximately 650 kilometres north of Beijing, the Laopandao Silver-Tin-Polymetallic Project (“the “Laopandao Property”) is readily accessible by car along modern, interprovincial, multi-lane highways, secondary paved and gravel roads. Inner Mongolia is located in north-central China and covers approximately 1.183 million km2, and borders Russia and Mongolia. The geographic coordinates of the Laopandao Property are: Longitude from 117° 37’ 00” E to 117° 40’ 00” East and Latitude from 43° 31’ 00” N to 43° 37’ 00” North.

The following map illustrates the general location of the Laopandao Property and the associated mining claims:

The Laopandao Property is strategically located at the intersection of two major mineral rich metallogenic belts in northern China. The Greater Hinggan Mountain Range is a result of this dynamic junction environment. The Laopandao Property is dominantly underlain by the Upper Jurassic Baiyinggaolao Formation dacitic-tuffaceous lava, rhyolite tuff, tuffaceous sandstone and conglomerate of the Greater Hinggan Mountain Range. The principal host rocks for the mineralization on the Property are dacitic-tuffaceous lava, dacitic tuff and granite.

The Laopandao Property is without known reserves, and the proposed 2012 program for the Laopandao Property (discussed below) is exploratory in nature.

An explosives magazine was newly built in 2011. Gravel and dirt roads have been constructed on the property and are in good condition. A total of 2,800 meters of tunneling have been completed. The total cost incurred to date by Sino-Top on exploration of Laopandao is RMB18.5 million. While Sino-Top has not yet approved the budget for 2012, the Company anticipates that approximately RMB2 million may be spent on Laopandao in 2012. This includes further exploration and infrastructure development. The source of power is on-site diesel generators. Water is transported from local water supply to the project by tankers.

Geology and Mineralization

In the Laopandao Project area, faults are well developed and control not only the formation, distribution and spatial shape of magmatic rocks, but also the formation and distribution of mineral deposits. In particular, torsion and deflection of NE-trending structure provides the space for mineral formation, especially the junction of numerous structures; the intersection part of rhombus faulted blocks is favorable place for mineral deposition.

Faults are well developed in the Anomaly 95 area. The prominent regional north-northeasterly trending F1 faults are not mineralized; however, the north-northwesterly trending F2, F5 and F4 dominantly control the mineral deposition in the area and on the Property.

Hydrothermal tin-polymetallic fracture filling and disseminated mineralization in granite prophyry occur on the Laopandao Property. The hydrothermal tin-polymetallic mineralization consists of marcasite, arsenopyrite, chalcopyrite, chalcocite, tetrahedrite, pyrrhotite, cassiterite, argentite, sphalerite and native silver. Occasionally, limonite fills the fissure on the shallow surface and replaces arsenopyrite and pyrite. Metallic minerals vary irregularly along the dip and strike. However, there is no obvious difference between mineral combination and content. Gangue minerals are mainly composed of feldspar, quartz, sericite, carbonate and minor tourmaline.

Major elements in the sulphide bodies include Ag, Cu and Sn, with minor Au, As, Mo and Sb. The structure and texture is hypidiomorphic, allotriomorphic granular or irregular and granular cataclastic textures, and sparse, dense or strip-like dissemination or scattered or massive structures. The disseminated mineralization include cassiterite, arsenopyrite, chalcopyrite, pyrrhotite, magnetite, pyrite, silver tetrahedrite, tennantite and anatase. Tin is the major element and ranges from 0.1% to 34.08% with minor Ag, Cu, As, Mo and Sb. The gangue minerals mainly include quartz, acid plagioclase, feldspar, biotite, fluorite and tourmaline.

Anomaly 95 has been the primary focus of the exploration activity over the years. This anomaly contains Zone I, Zone II and Zone III. Each structure contains mineralized pods or lenses of fracture filling type massive sulphide mineralization, which is shown in the following diagram:

Zone I Mineralization

Hosted by the volcanic sequence of the Baiyingaolao Formation, Zone I strikes WNW and dips 75° to 80° NNE. The structure has been exposed along strike by trenching, intersected in diamond drill holes and exposed underground as being approximately 540m long, 100m wide and has been traced by diamond drilling to a depth of 300m. HIC has identified seven mineralized bodies hosted by this structure. The alteration consists of chloritization, silicification, argillization, fluoritization, limonitization and tourmalinization, with minor pyritization.

Zone II Mineralization

Zone II is hosted by the volcanic Baiyingaolao Formation and is located approximately 150m south-southwest of Zone I. Zone II strikes WNW and dips 75° to 80° NNE. The structure has been exposed along strike by trenching and intersected in diamond drill holes as being approximately 200 long, 250 wide and has been traced by diamond drilling to a depth 300m. HIC has identified three mineralized bodies hosted by this structure. The bodies are parallel features approximately 50m apart; each has parallel zones of mineralization hanging wall and footwall of the Zone. The alteration consists of chloritization, silicification, argillization, fluoritization, limonitization and tourmalinization, with minor pyritization. Further work is required on this Zone to determine its resource potential.

Zone III Mineralization

Zone III is located in the southern portion of Anomaly 95 and is hosted by the marginal-phase Granite Porphyry-Late Yanshanian Period (γπ53). This Zone strike East-West and is comprised of twenty-one (21) parallel tin polymetallic mineralized lenses which has been exposed in trenching, drill holes and underground. The lenses have been traced along strike for 300m being exposed in trenches and intersected in drill holes. The lenses dip variably to the north at between 31° and 73°. In general the dips are steeper in the upper portion of the hole and tend to flatten at depth.

In the 15 drill holes which defined Zone III, there is locally intense mineralization, particularly in the line 304 in the east, and the alteration continues to a depth of over 400m. Alteration consists of tourmalitization, seritization and feldsparization, followed by lesser fluoritization.

Channel sampling across the mineralized zones and the enclosing hanging wall and footwall rocks was carried out under geologic control by technicians under the supervision of HIC’s geologists. The sampling channels were 10cm wide and 3cm deep and cut with a hammer and chisel. Sampling was carried out across the working face immediately following a blast or across the back or along the ribs of the drift or cross cut. Rock chip samples were also taken every 3m along the drift or cross-cut to obtain a composite 250 to 300 gram sample. One rock chip sample was taken every 1m² along the main haulage adit.

Mining Claims

The Laopandao property comprises one exploration license, T15120090702032551, covering 44.88 hectares. The license is valid from July 1, 2010 to June 30, 2012 and is renewable by way of an application. The exploration license is owned by Inner Mongolia Guangda Mining, Ltd. (a wholly owned subsidiary of Sino-Top). It grants the right to detailed exploration over an area of 44.88 square kilometers in Keshiketeng county, Inner Mongolia. The registrant must file annual geological reports with the local land and resources administration at year end. Prior to expiration of the exploration license, which is usually valid for two years, the registrant can apply for license renewal, which requires relevant materials to be presented in order to show that the stage of exploration work on the property is further advanced. Stages of exploration work advance from reconnaissance, general exploration, detailed exploration and prospecting. If the registrant cannot fully complete the necessary exploration work on the property due to geological conditions, the registrant has one chance to apply for the license renewal at the same stage of exploration. The materials required to be presented to the Land and Resources Department include renewal application, property location map, exploration license, opinions from the local government, exploration work design/contracts, qualification certificates of contractors, source of project funds, annual exploration reports reviewed/approved by the local land and resources administration, financial reports on exploration expenses, and the exploration work summary/plan. While the Company anticipates that the license renewal request will be approved, there can be no assurances.

There are no environmental liabilities, royalties, back-in rights or other payments known to us to which the Laopandao Property is subject, and there are no other significant factors known to us that may affect access, title, or the right or ability to perform work on the Laopandao Property.

The exploration program, as conducted from 2005 through present day, has been carried out by HIC under a contract with Sino-Top.

History of Operations

The following summarizes the history of the exploration activity on the Laopandao Property from 1960 to the present.

1960-1980

During the 1960s, an airborne magnetometer survey was carried over Keshiketeng County as part of the regional mapping program. Subsequent prospecting, soil geochemical surveys and geological mapping during the 1970’s and early 1980’s by North China Geological Exploration Bureau resulted in the delineation of tin-polymetallic (silver, lead and zinc) soil geochemical dispersion trains and mineral occurrences referred to as Anomaly 95, Anomaly 102 and Anomaly 104 (falls outside the Property). The anomalous areas are up to 300m wide and contain lenticular mineralized bodies ranging from 1 to 7m wide.

1985-1986

Follow-up trenching and sampling during this period resulted in the discovery of 37 tin occurrences. Exploration on the Laopandao Property was suspended from 1986 until 2004.

2004

After almost two decades of inactivity, Sino-Top acquired the Laopandao Property.

2005

During the 2005 exploration season, HIC, on behalf of Sino-Top, completed follow-up magnetometer and electromagnetic surveys, reconnaissance geological mapping and soil geochemical profiling over the known tin occurrences. The results of the work further defined Anomaly 95 and Anomaly 104.

2006

The 2006 exploration program focused on the Anomaly 95. The work associated therewith included preliminary geological mapping (1:5000), soil geochemical profiling, IP and resistivity profiling, two diamond drill holes totaling 3,265m and underground exploration, mapping and sampling on the PD6 adit.

2007

During 2007, the exploration program at the Laopandao Property continued to focus on Anomaly 95. HIC completed reconnaissance prospecting and detailed exploration, consisting of preliminary geological mapping (1: 5000), topographic mapping (1: 2000), geological mapping (1: 2000), random primary litho-geochemical halo mapping (1: 5000), soil geochemical and geophysical profiling (1: 2000), 11,613 metres of diamond drilling in 7 holes and underground exploration, mapping and sampling (PD2 Adit). Geological mapping and reconnaissance soil geochemical sampling was also carried out on Anomaly 102 and Anomaly 104.

Detailed exploration of Anomaly 95 identified three prominent mineralized structures hereafter referred to as (“Zone 1”, “Zone II” and “Zone III”). Each such zone contains a number of lenticular mineralized bodies- lenses. Zone I contains 7 lenses, Zone II contains 16 lenses and Zone III contains 15 mineralized lenses, for a total of 38 mineralized bodies.

2008

During the 2008 exploration season, HIC carried out prospecting and detailed surveys over Anomaly 95 completing a soil geochemical survey (1: 2000), a reconnaissance and detailed Induced Polarization (“IP”) surveys, 501 metres of diamond drilling in 1 hole and 217 metres of underground exploration extending the PD6 adit for a total of 1,617m and PD3 adit for a total of 1,468m.

2009

The North China Geological Bureau continued to focus on Anomaly 95, completing detailed exploration of Zone I and Zone II, as well as reconnaissance exploration on Zone III and confirmation of Anomaly 102. This work included a topographic survey (1:2000) and preliminary geological survey (1: 2000), continued underground exploration and surface diamond drilling. Further work was also carried out on Anomaly 102, which included underground infrastructure construction and a deep penetrating IP survey.

2010

Advanced geological exploration work was continued and the exploration targets were focused on mineralization Zone I and Zone III. The exploration consisted of 11 drill holes (4,696 m), 634m tunneling, and an additional geophysical survey.

2011

In 2011, the exploration work focused on mineralization Zone III and included 308 meters tunneling, 192 pieces of sampling and assaying, as well as hydrogeological, engineering, geological, and environmental surveys within the Laopandao Property demonstrating a potential viable operation

Highlights from Historical Exploration

Exploration to date has demonstrated tin deposits in mineralization Zone III, with more than 1% tin discovered in many areas. Twenty-one mineralized bodies have been defined in mineralization Zone III, with several mineralized bodies of tin defined by tunneling.

Exploration Plans Going Forward

Exploration at Laopandao will continue with the following defined exploration targets during the fiscal year 2012.

  500 cubic meters of surface trenching
  4,000 meters of drilling
  500 meters of tunneling
  Sample assaying
  Metallurgical testing

Erbahuo Silver Project

The Erbahuo Silver Property is located in Wengniute County, Inner Mongolia, China. The property is a rectangular shaped tenement of 1.2 square kilometers. The license holder is HIC, which holds the license for the benefit of Chifeng Silver Dragon, and the license number is 1500000330152. Erbahuo, named after a village near the project, is not yet an official name despite its widespread common use. It is currently officially called Maoshandong Test Base for Non-ferrous Mn-Ag Mine of the Exploration Unit of North China Non-ferrous Geological Exploration Bureau. The license permits underground mining of 5,000 tonnes of silver minerals per year on an area of 1.2 square kilometers. Allowable mining depth is 1,100 meters to 950 meters above sea level. The license was originally issued on July 17, 2003 by the Land and Resources Department of Inner Mongolia and currently expires June 2012. Pursuant to an understanding among the owners and Board members of Sino-Top, the Company has a 70% de facto interest in Chifeng Silver Dragon and HIC has the remaining 30% interest.

Location and Description

The Erbahuo silver mine (also referred to herein as the “Erbahuo Silver Property”) is located on the boundary of Wengniute County and Keshiketeng County, Inner Mongolia. A location coordinate of the property is 118°20′44.00″ longitude, 42°59′18.00″ latitude, and the license area is 1.2 square kilometers. The northern end of the property is 12 km from Tuchengzi Village of Keshiketeng County and the eastern boundary is 10 km from Maoshandong Village of Wengniute County.

The approximate extents of the project area, in latitude and longitude coordinates, are summarized in the following table:

	latitude	Longitude
1	118°20′29.09″	42°59′25.09″
2	118°20′28.39″	42°58′52.69″
3	118°21′03.69″	42°58′52.28″
4	118°21′04.40″	42°59′24.68″

The following diagram shows the property location on a map:

Access to the property is 110km via paved highway from Chifeng City to the village of Maoshandong and then west 10 km by unsealed road to the property.

The Erbahuo Silver Property is without known reserves.

An explosives magazine is expected to be renovated in 2012. Gravel and dirt roads have been constructed on the property and are in good condition. Over 5,000 meters of tunneling have been completed. The total cost incurred to date, is RMB9.5 million. We do not anticipate any future expenditure by Chifeng Silver Dragon or the Company with respect to this property, since operations have been outsourced to Guangxi. The source of power is the state grid. The source of water is water wells on the property.

The Erbahuo Silver Project is expected to be an underground mining operation with an above ground heap-leaching facility. The heap-leaching pads used during previous production are expected to be replaced by Guangxi with new pads and tanks. At the time of the filing of the Original Form 10-K, over 15,000 metric tonnes of mineralized material have been stockpiled. No mineralized material has been leeched or processed to date due to delays in bringing the facility into production, primarily as a result of delays in obtaining permits for the explosives magazine and low temperatures. Production is not expected to commence until temperatures rise above ten degrees centigrade.

Geology and Mineralization

Tectonic

The Erbahuo mine is located on the structural joint where the north edge of the North China platform meets with the south edge of the Hercynian fold belt of the Great Xingan Mountains. Its position is at the southern end of the Xilamulonghe fault, which trends in an east-west direction. The North China platform has a boundary with the North American plate and has been subjected to multiple structural events. This entire tectonic setting provides a dynamic geologic environment for the development of mineralizing systems. The project is located in the joint between the north edge of North China Craton and the south edge of Daxinganling Haixi fold belt. The regional structures are the Xilamulun fault and Shaolanghe fault. In the western area it is Daoyingshui-Balizhuang upper-paleozoic anticline, and in the eastern area the Wutonghua.

Stratum

The primary regional stratums are the Jurassic and Cretaceous continental volcanic-sediment series. The second stratum is Permian volcanic rock and continental sedimentary clast. Tertiary basalt is scattered in the east.

Igneous Rock

Plutonic rocks were controlled by the Mesozoic structures, and its distribution was strongly associated with the NE faults.

The igneous rocks are formed by multiple volcanic events, so the compositions and structures are varied. In the Erbahuo Silver Property area, the volcanic activity was early stage, which was named Late Jurassic volcanic series. The stratum was classified as the Manketouerbo Unit (J3mk) in the Erbahuo area. The early stage-formed extrusives are composed of andesite breccia lava, rhylotic breccia lava, tuff and quartz porphyry, which was named J3mk1. The late stage extrusives are composed of rhylotic breccia lava, tuff, crystallic tuff, green-colored tuff, rhyolite and volcanic quartz porphyry, which was defined J3mk2.

Deposit Type

In the area of the Erbahuo Silver Property, alteration is caused by middle to low temperature hot fluids in which silica is the most extensive and significant form of alteration, and relates closely to the formation of silver mineralization. Within the fractured zones and crypto explosion breccia conglomerates, are also found sericite, chlorite and carbonate alteration. Silver deposit is hosted in the Erbahuo Silver Property in the fracture zone in the footwall of fault F1-1 and the NW volcanic fault. The total length of the alteration zone is about 1,100 metres; the width varies from several meters to 50m. The mineralization dips SW, at an angle of 55 degrees to 65 degrees. The deposit consists of several parallel mineralization zones. The deposit is a volcanogenic hydrothermal system hosted within a shear zone, in addition to being stratabound. The origins of the deposit and the type must be studied in more detail.

Mineralization

The faults in the project area are primarily of two types running in north-west and north east directions respectively. The north-west normal fault trends 330 to 340 degrees, dipping south west at 60 to 70 degrees for a total length of 1200 metres. This fault is the main controlling structure. The second fault occurs in the northwest part of the project area. The volcanic structure is a volcanic dome.

Rocks include porphyry rhyolite, quartz porphyry, quartz porphyry and breccia conglomerate, running in a north-west direction, for tens to hundreds of meters with widths from several meters to tens of meters. The common forms of mineralization found in the rocks are pyrite, galena, and sphalerite. The prominent structures have provided conduits for the transmission of hydrothermal fluids which has created mineralized zones in such environm~~ent~~s as faults, and fractured zones where the fluids were accumulated, trapped and precipitated. The main metallic minerals include Pyrolusite, Psilomelane, Limonite, Pyrite, Galena, Sphalerite, Chalcopyrite, and other Silver related minerals. Additional minerals are quartz, feldspar, sericite, chlorite, dolomite, calcite and biotite. The mineralization is shear hosted and stratabound. Silver is concentrated within manganese oxides.

Mining Claims

The license number in respect of the Erbahuo Silver Property is 1500000330152. The license permits underground mining of 5,000 tonnes of silver minerals per year on an area of 1.2 square kilometers. Allowable mining depth is 1,100 meters to 950 meters above sea level. The license was originally issued on July 17th 2003 by the Land and Resources Department of Inner Mongolia and will expire on July 7, 2013.

History of Previous Operations

The Erbahuo Silver Property deposit was explored in several stages, as follows:

  In 1982, a geophysical and geochemical team of Bureau, Metallurgy and Industrial Ministry conducted a survey, and two anomalies were found.

  In 1984, a team from the North China non-ferrous geological survey brigade dug two trenches in Jintongshan and discovered mineralization. Subsequently, an electrical survey was conducted.

  During the period from 1989 to 1992, the 13.8 km2 1:10,000 scale geological map and 2 km2 1:2, and three adits were mined, together with a total of 29,714 metric tonnes of mineralized material. In 2005, HIC completed geological mapping, 1861.53 m3 trenches, and 100m of adits. Completed geophysical work was an 1800m resistivity survey section and 6000m IP survey.000 scale geological map of the Erbahuo Silver Property area was mapped by the North China non-ferrous geological survey brigade. The exploration works included 4505.69 m3 trenches, 110.2 m adits and 2095.05 m drilling.

  In 1997 through to 2002, detailed geological work was conducted

  In 2006, 1,920m of trenching, 1620m drilling and 400m of tunneling was completed. A resistivity survey was also completed. The 2006 exploration was completed by a subsidiary of HIC.

  In 2006, the Company’s joint venture, Sino-Top completed 1,920m of trenching, 1,620m of drilling and 400m of adit mining. A 1.2 km2 fine mapping, 3 km geochemical profile and an IP resistivity survey were also completed. The Company also performed vegetation and land restoration as well as roadway maintenance.

  In 2008, the Company engaged Beijing Ten-star Technology Ltd., a Chinese project management and consulting service provider, for a feasibility study on project development of the Erbahuo silver mine. The study was completed in April of 2009.

  In 2011, the Company announced that Chifeng Silver Dragon signed a definitive agreement with Guangxi with respect to operations at the Erbahuo Silver Property.

Guangxi is now responsible under such agreement to develop the Erbahuo mine and is expected to design a plan for further exploration and production once activities commence (projected for early 2012).

Aobaotugounao

Although Aobotugounao is not a material property, the Company has approved a 4,000 meter drilling and 5,000 meter trenching exploration program to be conducted in 2012.

The Aobaotugounao property covers a total of 21.07 km2. It is approximately 9km northwest of Tongxing Township, Keshiketeng County, Inner-Mongolia. Geologically, it is characterized by a hydrothermal vein Ag-polymetallic deposit within Jurassic volcanic series. Recent geological work on the property has identified 16 alteration zones, three of which are Ag-Pb mineralization zones. Major alterations are limonitization, siliconization, chloritization and fluoritization. A geophysical survey has suggested the possible existence of silver, lead, zinc and copper mineralization zones below 150 meters from surface. The 4,000 meter drilling planned for Aobaotugounao will help further define the existing mineral zones as well as identify additional mineral zones within the exploration area.

The exploration license is held by Sino-Top. It grants the right to detailed exploration over an area of 21.07 square kilometers in Keshiketeng county, Inner Mongolia. The validity period is from January 21, 2011 to January 20, 2013.

Other Properties

The following properties are inactive and were not explored during 2011, and there are no plans for exploration in 2012. Although there may be historical exploration activity for these properties, they are immaterial and therefore not disclosed in this form. The properties are as follows:

  Yuanlinzi Beishan

  Located in Keshiketeng County, Inner Mongolia, China the property is 5,120 hectares (12,652 acres).
  Identified commodities are silver and tin. The Company has a 40% interest in this property through its Sino-top joint venture.

  The exploration license is held by HIC for the benefit of Sino-Top. It grants the right to detailed exploration over an area of 51.2 square kilometers in Keshiketeng County, Inner Mongolia. The validity period is from June 30, 2011 to June 30, 2013.

  Shididonggou

  Located in Keshiketeng County, Inner Mongolia, China the property is 311hectares (768 acres).

  Identified commodities are silver lead and zinc. The Company has a 40% interest in this property through its Sino-top joint venture. Sino-Top owns the exploration rights for this property.

  The exploration license is under the name of Sino-Top. It grants the right to detailed exploration over an area of 3.11 square kilometers in Keshiketeng County, Inner Mongolia. The validity period is from April 4, 2012 to April 3, 2014.

  Zhuanxinhu

  Located in Keshiketeng County, Inner Mongolia, China the property is 624 hectares (1,542 acres). Identified commodities are silver and copper. The Company has a 40% interest in this property through its Sino-top joint venture. Sino-Top owns the exploration rights for this property.

  The exploration license is under the name of Sino-Top. It grants the right to detailed exploration over an area of 6.24 square kilometers in Keshiketeng County, Inner Mongolia. The validity period is from April 4, 2012 to April 3, 2014.

Item 3. Legal proceedings

China

In December, 2010, shareholders of the Company received a letter from a shareholder containing two items. The first was a copy of a legal proceeding filed in China and the second was a letter making certain allegations regarding Silver Dragon and its management. The legal proceeding was filed in Langfang District Court, China. The court notification of lawsuit was issued on September 8, 2010. The statement of complaint filed by the plaintiffs was dated July 16, 2010.by two shareholders and sought to invalidate our sale in 2008 of 50% of Sino-Top. The sale in question was made to a Chinese government-owned entity, after the receipt of approval by the Ministry of Commerce in China. The second item was a letter written by a purported “Minority Shareholder Committee,” claiming that it had initiated the proceeding. The letter alleged that the Company and its management had engaged in various improper and illegal activities. We, on several occasions, through our legal counsel in several countries, have asked that individual to cease and desist, and subsequently filed a Writ of Summons in the High Court of the Hong Kong Special Administrative Region, Court of First Instance claiming damages for libel, an injunction and other relief. On May 4, 2011, judgment was given in favor of the Company for damages for libel, malicious falsehood, interest and costs, with amounts to be assessed by the court. The next hearing has been scheduled in Beijing for April 18, 2012.

Mexico

Our Mexican subsidiary has lost title to the Mexican Concessions discussed above. Legal proceedings were commenced by a third party on April 21, 2008 in the Fourth Commercial Local Court of the city of Durango and decided on an ex parte basis, without effective notice to us, resulting in our Mexican subsidiary losing title to its Mexican Concessions. In December 2010, we became aware of this situation, and are now taking steps through the courts in Mexico to redress the situation. Specifically, we have commenced a Constitutional Rights Claim before the Federal Court in the City of Durango, pursuant to which we are requesting recovery of title to the Mexican Concessions. For a further discussion of these events, see “Item 1 - Description of Business - Cerro las Minitas”.

Debt Settlement

After entering into agreements with seven of our creditors to purchase certain amounts owed to them, Socius CG II, Ltd. filed suit on December 28, 2010 against us, seeking to enforce its rights. On January 27, 2011, the Superior Court of the State of California for the County of Los Angeles entered an Order Approving Stipulation for Settlement of Claim in the matter. The order provided for the settlement of Socius’ $405,981.49 claim against us.

Pursuant to the order, we initially issued to Socius 9,000,000 shares of our Common Stock, representing approximately 8.28% of the total number of shares outstanding. We issued the shares in reliance upon the exemption from registration provided by Section 3(a)(10) of the 1933 Act. Such shares were issued in exchange for the Claims pursuant to the Order of the Court, which determined that such exchange was fair to Socius following notice to the Court of our intent to rely upon the exemption and a hearing of which Socius received notice and in which it participated. The total number of shares issued to Socius was adjusted on the 21st trading day following the date on which they were issued as follows: the number of Volume Weighted Average Price (VWAP) shares were less than the number of shares issued and therefore Socius have returned for cancellation 3,116,104 shares which equals the difference between the number of VWAP Shares and the number of shares originally issued. The number of shares was equal to (i) $405,981.49 plus $28,691.32 of Socius’ legal fees divided by 75% of the VWAP of our Common Stock over the 20-day trading period immediately following the date on which the shares were originally issued. The final number of shares issued to Socius was 5,883,896.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for common equity and other shareholder matters

Our Common Stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SDRG.” On February 17, 2012, the last reported sale of our Common Stock as reported on the OTCBB was $0.045 per share.

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

The following table shows the quarterly high and low trade prices for one share of our Common Stock on the OTCBB. The prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

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

Sales of Unregistered Securities during 2011

Equity Financings

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

As an element of the Company’s ongoing financing program on January 27, 2011, the Superior Court of the State of California for the County of Los Angeles entered an Order Approving Stipulation for Settlement (the “Order”) in the matter entitled Socius CG II, Ltd. v. Silver Dragon Resources Inc. The order provided for settlement of Socius GC II, Ltd.’s (“Socius”) $405,981 in claims (the “Claims”) against the Company. Socius purchased the Claims from seven creditors of Silver Dragon. On January 28, 2011, the Company issued 9,000,000 shares of Common Stock to Socius (the “Socius Transaction”) and Socius subsequently returned 3,116,104 shares for cancellation.

On January 31, 2011, the Company issued 15,000 shares of restricted Common Stock to an individual for investor relation services provided, for fair value of $1,500.

On February 15, 2011, the Company issued 8.6 million share purchase warrants to an accredited investor, as part of a financing arrangement at an exercise price of $0.50 for a period of three years from the date of issuance.

On February 17, 2011, the Company issued 250,000 share purchase warrants to an accredited investor at an exercise price of $0.07 exercisable for a period of one year from the date of issuance.

On February 23, 2011, the Company issued 100,000 shares of restricted Common Stock to an officer of the Company pursuant to an addendum to an agreement signed October 7, 2010, for fair value of $12,400.

On April 20, 2011, the Company issued 125,000 shares of restricted Common Stock to a law firm for legal services provided in connection with the convertible financing agreement closed on April 21, 2011, for fair value of $20,000.

On May 20, 2011, the Company issued 400,000 and 750,000 shares of restricted Common Stock for services in connection with investor relations, for a fair value of $45,400 and $83,625 respectively. On August 24, 2011, the Company cancelled the 750,000 shares of restricted Common Stock since the contract for services was cancelled.

On May 27, 2011, the Company closed a private placement and issued 1,250,000 units at $0.10 per unit for a total of $125,000 to an accredited investor. Each unit comprises of one common share and one common share purchase warrant. Each warrant of this type is exercisable for a period of 12 months to acquire one common share at an exercise price of $0.20.

On May 27, 2011, the Company issued 1,250,000 warrants to an accredited investor exercisable for a period of 24 months to acquire one common share at an exercise price of $0.50, for a fair value of $40,237.

On June 16, 2011, the Company issued 50,000 shares of restricted Common Stock for services provided in connection with investor relations, for a fair value of $5,000.

On June 16, 2011, the Company issued 100,000 common share warrants to a consultant, for services provided, at an exercise price of $0.12 exercisable for a period of one year from the date of issuance, for fair value of $3,946.

On August 10, 2011, the Company issued 100,000 common share warrants to an employee at an exercise price of $0.15 exercisable for a period of two years from the date of issuance, for fair value of $6,139.

On December 8, 2011, the Company issued a total of 1,562,500 shares to three accredited investors at $0.08 per unit for a total of $125,000.

During the year ended December 31, 2011, the Company issued a total of 5,010,000 shares to Tonaquint Inc. pursuant to the conversion of a note payable for $185,380 principal and $103,105 interest; as follows:

	Conversion		Total		Number of Shares
Conversion	Amount	Conversion	Conversion	Conversion	Issued upon
Date	Principal	Amount Interest	Amount	Stock Price	Conversion
08/16/2011	-	29,253	29,253	0.0836	350,000
08/23/2011	-	39,877	39,877	0.0798	500,000
08/29/2011	10,353	12,866	23,219	0.0774	300,000
09/02/2011	42,178	1,684	43,862	0.0731	600,000
09/208/011	36,680	2,488	39,167	0.0712	550,000
09/16/2011	29,828	3,272	33,100	0.0613	540,000
09/28/2011	21,403	4,854	26,257	0.0477	550,000
10/14/2011	14,739	6,018	20,757	0.0355	620,000
10/21/2011	30,201	2,793	32,993	0.0471	1,000,000
	185,380	103,105	288,485		5,010,000

During the year ended December 31, 2011, the Company issued 8,686,428 shares to GEL Properties LLC pursuant to the conversion of a note payable for $318,100 principal plus interest of $3,353 as follows:

	Conversion		Total		Number of Shares
Conversion	Amount	Conversion	Conversion	Conversion	Issued upon
Date	Principal	Amount Interest	Amount	Stock Price	Conversion

10/25/11	5,000		5,000	0.03150	158,730
10/26/11	5,400		5,400	0.03185	169,545
10/27/11	25,000		25,000	0.03185	784,929
10/27/11	20,000		20,000	0.03185	627,943
11/02/11	2,500		2,500	0.03500	71,429
11/03/11	20,000		20,000	0.03500	571,429
11/04/11	22,100		22,100	0.03500	631,429
11/10/11		3,353	3,353	0.04340	77,252
11/04/11	8,000		8,000	0.03500	228,571
11/08/11	36,000		36,000	0.03850	935,065
11/10/11	26,000		26,000	0.04340	599,078
11/11/11	20,000		20,000	0.04340	460,829
11/15/11	8,000		8,000	0.05110	156,556
11/17/11	3,600		3,600	0.04900	73,469
11/18/11	20,000		20,000	0.04900	408,163
11/21/11	3,000		3,000	0.04900	61,224
11/22/11	1,000		1,000	0.04620	21,645
11/23/11	5,000		5,000	0.04620	108,225
11/23/11	6,500		6,500	0.04620	140,693
11/28/11	8,400		8,400	0.04620	181,818
11/29/11	3,500		3,500	0.04550	76,923
11/30/11	3,300		3,300	0.04550	72,527
12/01/11	6,200		6,200	0.04550	136,264
12/02/11	11,500		11,500	0.04550	252,747
12/05/11	6,500		6,500	0.04550	142,857
12/06/11	2,500		2,500	0.04550	54,945
12/13/11	7,000		7,000	0.02800	250,000
12/14/11	7,500		7,500	0.02800	267,857
12/15/11	2,000		2,000	0.02800	71,429
12/19/11	1,000		1,000	0.02800	35,714
12/27/11	3,600		3,600	0.02520	142,857
12/28/11	11,500		11,500	0.02520	456,349
12/29/11	3,000		3,000	0.02520	119,048
12/30/11	3,500		3,500	0.02520	138,889

	318,100	3,353	321,453		8,686,428

During the year ended December 31, 2011, the Company also issued an additional 1,104,824 shares in anticipation of future conversions.

During the year ended December 31, 2011, the Company issued 6,350,000 free trading shares to JMJ Financial pursuant to the conversion of a note payable for $392,085 principal, as follows:

	Conversion	Conversion	Total		Number of
Conversion	Amount	Amount	Conversion	Conversion	Shares Issued
Date	Principal	Interest	Amount	Stock Price	upon Conversion
05/31/2011	20,719		20,719	0.0829	250,000
07/08/2011	38,925		38,925	0.0779	500,000
07/14/2011	46,035		46,035	0.0767	600,000
08/23/2011	62,269		62,269	0.0830	750,000
08/31/2011	60,188		60,188	0.0803	750,000
09/07/2011	37,613		37,613	0.0752	500,000
09/16/2011	32,625		32,625	0.0653	500,000
11/22/2011	59,963		59,963	0.0400	1,500,000
12/14/2011	33,750		33,750	0.0338	1,000,000
	392,085		- 392,085		6,350,000

During the year ended December 31, 2011, the Company issued 6,548,784 shares to Asher Enterprises Inc. pursuant to the conversion of six notes payable totaling $340,000 plus interest of $13,600, as follows:

										Number of
										Shares
	June 18,	July 20,	Nov 9,	January	March 1,	April 8,	Conversion	Total		Issued
Conversion	2010 -	2010 -	2010 -	11, 2011 -	2011 -	2011 -	Amount	Conversion	Conversion	upon
Date	Note 1	Note 2	Note 3	Note 4	Note 5	Note 6	Interest	Amount	Stock Price	Conversion
01/03/2011	20,000							20,000	0.0619	323,102
01/07/2011	15,000							15,000	0.0788	190,355
01/12/2011	10,000							10,000	0.0657	152,207
01/18/2011	15,000							15,000	0.0605	247,934
01/25/2011	15,000						3,000	18,000	0.0619	290,792
02/01/2011		12,000						12,000	0.0641	187,207
02/07/2011		15,000						15,000	0.0603	248,756
02/10/2011		15,000						15,000	0.0571	262,697
02/15/2011		3,000					1,800	4,800	0.0544	88,235
05/16/2011			15,000				-	15,000	0.0848	176,887
05/19/2011			15,000					15,000	0.0767	195,567
05/23/2011			12,000					12,000	0.0732	163,934
05/27/2011			8,000				2,000	10,000	0.0697	143,472
07/19/2011				30,000				30,000	0.0685	437,956
07/21/2011				20,000				20,000	0.0701	285,307
07/25/2011				15,000			2,600	17,600	0.0748	235,294
09/08/2011					15,000			15,000	0.0630	238,095
09/14/2011					16,000			16,000	0.0575	278,261
09/22/2011					14,000			14,000	0.0495	282,828
09/27/2011					10,000		2,200	12,200	0.0423	288,416
10/17/2011						15,000		15,000	0.0289	519,031
10/24/2011						20,000		20,000	0.0281	711,744
10/27/2011						15,000	2,000	17,000	0.0283	600,707
	75,000	45,000	50,000	65,000	55,000	50,000	13,600	353,600		6,548,784

Note Financings

During 2011, we issued a number of promissory notes, as discussed in this Item 5 under the heading “Liquidity and Capital Resources”, which discussion is incorporated herein by reference.

Each of the forgoing transactions, other than the Socius Transaction, was made in accordance with section 4(a)(2) and/or Rule 506 of Regulation D under the 1933 Act. There was no general solicitation with respect to the transactions. The shares issued in the Socius Transaction were issued in reliance upon the exemption from registration provided by Section 3(a)(10) of the 1933 Act. Such shares were issued in exchange for the Claims pursuant to the Order, which determined that such exchange was fair to Socius following notice to the court of the Company’s intent to rely upon the exemption and a hearing of which Socius received notice and in which it participated.

Item 6. Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis and Plan of Operation

This Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein, as well as the “Business” and “Risk Factors” sections of this Amendment. Our financial statements have been prepared in accordance with GAAP.

Overview

Our primary objective is to explore for silver minerals. Our secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance our exploration through equity or debt financing, by way of joint venture or option agreements or through a combination of both, if and to the extent available.

Plans for the Year 2012

With respect to operations, the primary plan is to apply for mining licenses at the two flagship properties, Dadi and Laopandao. In addition, at Dadi, plans are to: continue the core drilling, trenching and tunnelling program; conduct a metallurgical study of the minerals; perform an environmental study; and perform additional sample testing and assaying. At Laopandao, plans are to continue the core drilling, surface trenching and tunnelling program, sample assaying and metallurgical testing. We expect to fund these operations through debt or equity financing arrangements, subject to the availability of such arrangements. However, no assurances can be given that we will be able to obtain adequate funds when needed. See “Risk Factors”.

Cash Requirements

Our current level of cash is significantly insufficient to satisfy our debt obligations currently due and payable and to fund our business as currently planned for 12 months. We will need significant additional funds to satisfy such obligations and to continue operations, which we may not be able to obtain. See “Risk Factors” and “Liquidity and Capital Resources.”

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

We have identified below certain accounting policies that we believe are most important for the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in this Amendment.

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

Results of Operations for the Years Ended December 31, 2011 and 2010

Revenues and Losses

During the years ended December 31, 2011 and 2010, we did not have any revenues.

During the years ended December 31, 2011 and 2010, we incurred losses of approximately $3,996,201 and $4,318,318, including losses from operations of $2,243,584 and $4,793,857, respectively. The higher loss in 2010 was due to the write-off of our Mexican operation, as discussed above. General and administrative expenses were $2,243,584 in 2011, consistent with $2,245,330 in 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had a cash balance of approximately $114,568 and debt obligations currently due and payable in the amount of $4,330,064. For a further discussion regarding these matters, see our consolidated financial statements. Should one or more of our creditors seek or demand payment, we do not have the resources to pay or satisfy any such debts. Thus, we face a risk of bankruptcy. In addition to having insufficient cash to pay our debts, we have insufficient funds to support our planned business operations. To pay our debts and to fund any future operations, we require significant new funds, which we may not be able to obtain.

Aside from the funds we require to pay our debts, we estimate that we must raise approximately $5 million over the next 12 months to fund capital requirements and general corporate expenses. If we fail to obtain sufficient funds to satisfy our debt obligations before a demand for payment by our creditors, and/or if we fail to obtain sufficient funds to satisfy our capital requirements and general corporate expenses, we will need to sell certain or all of our property interests in China (assuming the existence of an interested buyer), refrain from financially contributing to the future operations of Sino-Top, or, as mentioned above, go into bankruptcy proceedings. In the event of bankruptcy, our creditors would assert claims that could result in the total liquidation of the Company or, failing that, our creditors could acquire control of the Company and our existing stockholders could lose their entire investment.

2011 Note Financings

We undertook a number of convertible note financings during 2011, as set forth below:

Asher Note Financing

During 2010 and 2011, we issued a series of unsecured convertible promissory notes to Asher Enterprises, Inc. (“Asher”) for cash consideration pursuant to securities purchase agreements. The notes issued to Asher and the notes that matured are summarized in the following table:

Issue Date	Principal Amount	Maturity	Date Repaid in Full / Outstanding as of 12/31/11

06/18/2010	$75,000	03/21/2011	Repaid on 01/24/2011
07/20/2010	$45,000	04/22/2011	Repaid on 02/15/2011
11/09/2010	$50,000	08/11/2011	Repaid on 05/27/2011
01/11/11	$65,000	10/13/11	Repaid on 07/25/11
03/01/11	$55,000	12/02/11	Repaid on 09/27/11
04/08/11	$50,000	01/12/12	Repaid on 10/27/11
08/24/11	$55,000	05/29/12	Outstanding as of 12/31/11
11/30/11	$75,000	09/05/12	Outstanding as of 12/31/11

The securities purchase agreements provide that, subject to limited exceptions, the Company may not conduct an equity offering (including debt convertible into equity) for 12 months following the note issuance date without first providing Asher with a right of first refusal. In addition, the notes, when outstanding, have the following attributes:

  Interest accrues at a rate of 8% per annum (and any amount not paid when due bears interest at a rate of 22% per annum from the due date thereof until paid).

  At any time during the period beginning on the date that is 180 days from the issue date, the notes are convertible into Common Stock, at the lender’s option. The number of shares of Common Stock deliverable upon such conversion will be calculated by dividing the amount of the note that is being converted by 70 % of the average of the closing prices of the Common Stock for the three trading days with the lowest closing prices during the 10 trading days prior to the conversion. The notes contain anti-dilution protection such that the conversion price will be reduced to match the price of any Common Stock sold by the Company at a lower price than the conversion price. Upon a request for conversion, if the shares of Common Stock are not timely delivered, the Company will be subjected to a penalty at a rate of $2,000 per day for each day the Company fails to satisfy the Common Stock delivery obligations. The lender has agreed to restrict its ability to convert the notes and receive shares of Common Stock such that the number of shares of Common Stock owned by the lender and its affiliates in the aggregate after such conversion does not exceed 4.99% of the then total outstanding shares of Common Stock. Upon a default, all amounts are immediately due and payable.

  The Company may not undertake certain actions without the holder’s consent, including among other things, that the Company may not, subject to limited exceptions, incur any additional debt, or sell, lease or otherwise dispose of a significant portion of its assets.

  During the year ended December 31, 2011, several defaults occurred under the terms of several Asher notes, including certain of the notes that were paid..

Tonaquint Note Financing

On February 15, 2011, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Tonaquint, Inc., a Utah corporation (“Tonaquint”) whereby the Company issued and sold for cash, and Tonaquint purchased: (i) a secured convertible promissory note of the Company in the principal amount of $2,766,000 (the “Tonaquint Note”) and (ii) a warrant to purchase Common Stock of the Company (the “Tonaquint Warrant”). In connection with the transaction, the Company also issued to Tonaquint 50,000 shares of Common Stock. The Purchase Agreement, the Tonaquint Note and the Buyer Notes (defined below) are collectively referred to herein as the “Original Tonaquint Agreements”.

The principal amount of the Tonaquint Note is $2,766,500 (“Maturity Amount”) and the Tonaquint Note is due 48 months from the issuance date of February 15, 2011. The Tonaquint Note has an interest rate of 5.5% per annum. The total amount funded (in cash and notes) at closing was $2,500,000, representing the Maturity Amount less an original issue discount of $251,500 and the payment of $15,000 to Tonaquint to cover its fees, with payment consisting of $500,000 in cash advanced at closing and $2,000,000 in a series of ten secured notes with interest rates of 5% described in more detail below. The Company also has the right to offset the payment of any of these notes and not receive payment for such notes or be obligated to pay such portion of the notes, subject to certain conditions and obligations.

Beginning six months after closing, Tonaquint has the right to convert, subject to restrictions described in the Tonaquint Note, all or a portion of the outstanding amount of the Tonaquint Note that is eligible for conversion into shares of the Company’s Common Stock. The number of common shares delivered to Tonaquint upon conversion will be calculated by dividing the amount of the Tonaquint Note that is being converted by the market price of the Common Stock, which is defined as 70% of the average of the volume weighted-average prices (“VWAP”) of the Common Stock for the three trading days with the lowest VWAPs during the 10 trading days prior to the conversion. The Company recognized $431,356 as the beneficial conversion feature and recorded interest of $79,092 during the year. The beneficial conversion feature is being amortized over the period ending February 15, 2015.

Tonaquint also received a warrant to purchase 8.6 million shares of Common Stock of the Company at an exercise price of US$0.50 per share at any time within three years after February 15, 2011. The Tonaquint Warrant also contains a net exercise provision. The warrants were initially valued at $242,090 representing the relative fair value allocation of the warrants. The warrants are being charged to interest expense over the term of the secured convertible note payable and amounted to $52,958 in the year.

Each of the Tonaquint Note and the Tonaquint Warrant contain a provision such that Tonaquint shall not be permitted to hold, by virtue of payment of interest or principal under the Tonaquint Note or conversion of the Tonaquint Note or the exercise of the Tonaquint Warrant, a number of shares of Common Stock exceeding 9.99% of the number of shares of the total Common Stock outstanding on such date (the “9.99% Cap”). The Company shall not be obligated and shall not issue to Tonaquint shares of its Common Stock which would exceed the 9.99% Cap, but only until such time as the 9.99% Cap would no longer be exceeded by any such receipt of shares of Common Stock by Tonaquint.

Tonaquint’s obligation to pay the balance of the purchase price of the Tonaquint Note is evidenced by 10 Secured Buyer Notes (“Buyer Notes”). Each Buyer Note is in the principal amount of $200,000. Three of the Buyer Notes are secured by a trust deed (“Trust Deed”) encumbering a parcel of real estate with improvements in the State of Utah, which is owned by Tonaquint (the “Real Estate”). The Company has received a first priority lien and security interest in the Real Estate by virtue of the Trust Deed to be recorded in the county office where the Real Estate is located. Prior to the execution of the Tonaquint Amendment (defined below), each Buyer Note was due and payable on or before the earlier of (i) 49 months from February 15, 2011, or (ii) subject to certain conditions described in each Buyer Note, a date beginning on September 15, 2011 for the first Buyer Note, October 15, 2011 for the second Buyer Note and so forth on the 15th of each subsequent month thereafter for each subsequent Buyer Note.

On June 10, 2011, the Company entered into an amendment to the Original Tonaquint Agreements. Under this amendment, Tonaquint agreed to accelerate payment of a portion of the amounts payable to the Company under the first and second Buyer Notes. The aggregate amount Tonaquint paid in respect thereto was $271,562, which the parties agreed was in full satisfaction of the aggregate principal amount owing under such notes of $400,000. The effect of this amendment was that the Company agreed to repay when due the full amount of the corresponding portion of the Tonaquint Note, which is $440,000, even though the Company only received $271,562 in respect thereof.

On January 31, 2012, Tonaquint and the Company entered into a second amendment to the Original Tonaquint Agreements. Under this amendment, Tonaquint agreed to accelerate payment of a portion of the amounts payable to the Company under the third, fourth, fifth, sixth, seventh (collectively, “Buyer Notes 3-7”) and eighth Buyer Notes. The aggregate amount Tonaquint paid in respect thereto was $800,000, which was in full satisfaction of the aggregate principal amount of $1,142,857 collectively owing under the following: the full amount owing under Buyer Notes 1-7; and a portion of the amount owing under the eighth Buyer Note. The effect of this amendment was that the Company agreed to repay when due the full amount of the corresponding portion of the Tonaquint Note, which is $1,142,857. This amount would equal the sum of the principal amount of Notes 3-7, plus the portion of the principal amount SD owed under note 8, even though the Company only received $800,000 from Tonaquint in respect thereof.

As of December 31, 2011, we had received $400,000 in funds under the Buyer Notes, and the outstanding unfunded balance was $1,600,000. As of March 29, 2012, we had received $1,571,562 in funds under the Buyer Notes, and the outstanding unfunded balance was $457,143. There can be no assurance that the Company will ever receive any funds from Tonaquint under the remaining unfunded Buyer Notes.

The Buyer Notes each contain various events of default related to payment, certain covenants and bankruptcy events. The Trust Deed (and lien of the Company on the Real Estate) will be released upon the first to occur of: (i) written notice from the Company that the full amount of the Buyer Notes has been repaid, or (ii) the date that is six months and three days following the date the Trust Deed is recorded (or such longer period as indicated in a written notice from Tonaquint) (the “Release Date”). The termination of the Trust Deed may be delayed if the Buyer Notes are then in default. The instruments needed to release the Trust Deed, specifically the Request for Reconveyance and the Deed of Reconveyance will be held in escrow by an appointed escrow agent, under the terms of the Escrow Agreement dated February 15, 2011, by and among the parties.

The Tonaquint Note, the Tonaquint Warrant, the Buyer Notes, the Escrow Agreement, the Trust Deed, the Request for Reconveyance, and the Company Security Agreement were each delivered pursuant to the terms of the Purchase Agreement. The Purchase Agreement contains representations and warranties of the Company and Tonaquint that are customary for transactions of this kind. The Purchase Agreement contains certain penalties and damages in the event Tonaquint is unable to sell shares of the Company’s Common Stock under Rule 144 because the Company is not current in regards to its required reports under the Exchange Act, or if the Company fails to timely deliver (generally within five business days) any shares of Common Stock issuable to Tonaquint upon conversion of the Tonaquint Note or exercise of the Tonaquint Warrant.

On March 1, 2011, the Company defaulted on terms of the secured convertible note payable which required the Company to file with the Securities and Exchange Commission (“SEC”) in a timely manner all required reports. Consequently, the secured convertible note payable and the secured buyer notes receivable would be permitted to be offset at the option of the lender and the default interest of 12% per annum would apply to the outstanding balance. Also, upon written notice the entire outstanding balance would be immediately due and payable.

As at December 31, 2011 the principal amount of $2,581,120 remains outstanding.

Gel Properties Note Financing

On April 11, 2011, the Company issued two convertible promissory notes to Gel Properties, LLC (“Gel”) in the amounts of $100,000 and $300,000, respectively, and on December 15, 2011, the Company issued two convertible promissory notes to Gel in the amounts of $150,000 and $250,000, respectively. Each note was issued at a 4% original issue discount. The notes bear interest at a rate of 6% per annum (with interest payable in Common Stock) and mature two years from the respective issue dates. The notes contain standard events of default, and in the event of a default, the notes accrue interest at 24% per annum. The notes are convertible, at the lender’s option, into shares of Common Stock. The number of shares of Common Stock deliverable upon such conversion will be calculated by dividing the amount of the note that is being converted by 70% of the lowest closing bid price of the Common Stock for any of the four trading days prior to and including the date of the requested conversion.

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

The Company has the option to redeem the notes and, in such case, pay to the holder 150% of the unpaid principal amount (which may be paid in Common Stock, at the request of the holder). In the event of certain fundamental transactions involving the Company (including, but not limited to, a merger or sale of all or substantially all of the Company’s assets), the Company must, if requested by the holder, redeem the notes on the terms set forth in foregoing sentence.

While the notes are in effect, if the Company grants more favorable terms in a debt or convertible debt financing of less than $500,000 with regard to discount rate, interest rate or warrant coverage (or a similar equity booster arrangement), then the notes will be adjusted to give the holder the benefit of such enhanced treatment.

On April 19, 2011, the Company defaulted on terms of the convertible redeemable note payable which required the Company to maintain a dollar trading volume greater than $75,000 in any five trading days. On October 12, 2011 the Company entered into an amendment to change the amount of trading volume to be $50,000 in any five trading days. The note was paid on February 28, 2012.

JMJ Note Financing

Initial Note from JMJ

On April 19, 2011, the Company issued an uncollateralized convertible promissory note to JMJ Financial (“JMJ”) in the principal amount of $1,050,000 for consideration of $1,000,000 under the following cash payment schedule: $250,000 is payable (and was received) following execution of the promissory note; $150,000 is payable (and was received) following the filing of the registration statement we were obligated to file covering the Common Stock issuable upon conversion of the note (we filed such registration statement on May 10, 2011); $100,000 is payable (and was received) following effectiveness of such registration statement (the registration statement was declared effective on May 19, 2011); $250,000 is payable within 120 days of such effectiveness (as of December 31, 2011, we had received $125,000 of the $250,000) (the “Third Tranche”); and $250,0000 is payable within 180 days of such effectiveness (the “Fourth Tranche” and together with the Third Tranche, the “Last Tranches”). Each of the foregoing payments was conditioned upon the satisfaction, at the time of each payment interval, of the following conditions:

  The then applicable JMJ Conversion Price (defined below) must equal or exceed $0.0919;

  There must then be an adequate number of shares remaining under the aforementioned registration statement to cover any unconverted amounts previously paid in, as well as the payment being contemplated;

  The total dollar trading volume of the Common Stock for the previous 23 trading days (after removing the three highest dollar volume days and then summing the dollar value for the remaining 20 trading days) must be equal to or greater than $750,000; and

  There shall not then be an event of default under any agreements between the Company and JMJ.

As of December 31, 2011 and as of March 29, 2012, we have received a total of $625,000, respectively, of the $1,000,000 in potential funds under this note. The remaining $375,000 was a receivable; however there can be no assurance that we will ever receive such funds.

The note matures on April 19, 2014. The note is subject to a 5% one-time interest charge payable at maturity. The principal and interest may be converted, at the election of the holder, into that number of shares of Common Stock equal to the then outstanding principal amount of the note divided by 75% of the average of the three lowest closing prices in the 20 trading days prior to the conversion (“JMJ Conversion Price”). Notwithstanding the foregoing, JMJ may not convert an amount of the notes into Common Stock that would result in JMJ owning more than 4.99% of the then total outstanding Common Stock. Upon a request by JMJ for conversion, if the shares of Common Stock are not timely delivered or if the Company does not timely deliver instructions to its transfer agent in respect thereto, the Company will be subjected to a penalty at a rate of $2,000 per day for each day the Company fails to satisfy each of the foregoing.

The note was repaid in shares as follows:
	Conversion	Conversion
Conversion	Amount	Amount		Conversion	Number of
Date	Principal	Interest	Total	Stock Price	shares

31-May-11	20,719		20,719	0.0829	250,000
8-Jul-11	38,925		38,925	0.0779	500,000
14-Jul-11	46,035		46,035	0.0767	600,000
23-Aug-11	62,269		62,269	0.0830	750,000
31-Aug-11	60,188		60,188	0.0803	750,000
7-Sep-11	37,613		37,613	0.0752	500,000
16-Sep-11	32,625		32,625	0.0653	500,000
22-Nov-11	59,963		59,963	0.0400	1,500,000

14-Dec-11	33,750		33,750	0.0338	1,000,000
09-Jan-12	69,750		69,750	0.0279	2,500,000
01-Feb-12	4,328		4,328	0.0433	100,000
09-Feb-12	40,800		40,800	0.0408	1,000,000
21-Feb-12	66,113		66,113	0.0323	2,050,000
29-Feb-12	30,975		30,975	0.0310	1,000,000
09-Mar-12	20,134	-	20,134	0.0310	650,000
14-Mar-12	816	64,063	64,879	0.0310	2,094,552
	625,000	64,063	689,063		15,744,552

Exchange of Notes between JMJ and the Company

On each of April 20, 2011 and September 21, 2011, the Company issued a $525,000 convertible promissory note to JMJ (collectively, the “Additional Notes”). In exchange therefor and in consideration thereof, the Company issued to JMJ the Reciprocal JMJ Notes (defined below). Accordingly, as the Reciprocal JMJ Notes were issued as the sole consideration for the Additional Notes, the Company did not receive (and, to date, has not received) any cash upon the issuance of the Additional Notes. The Additional Notes bear interest in the form of a one-time interest charge of 5.00% . Principal and interest on each Additional Note is payable on the respective maturity date, which is three years from the date of the Additional Note’s issuance date. Each Additional Note is also payable on demand in an amount not to exceed the cash amount paid in by JMJ towards the applicable Reciprocal JMJ Note.

As at December 31, 2011 the principal amount of $1,050,000 remains outstanding.

All or a portion of each Additional Note’s principal and interest is convertible, at the option of the JMJ, into that number of shares of Common Stock equal to the then outstanding principal amount of the Additional Note divided by the JMJ Conversion Price. However, conversions of the Additional Notes are only available after JMJ has paid in cash to the Company under the applicable Reciprocal JMJ Note or has surrendered the collateral underlying such Reciprocal JMJ Note. Notwithstanding the foregoing, JMJ may not convert an amount of the Additional Notes into Common Stock that would result in JMJ owning more than 4.99% of the total outstanding Common Stock. Upon a request by JMJ for conversion, if the shares of Common Stock are not timely delivered or if the Company does not timely deliver instructions to its transfer agent in respect thereto, the Company will be subjected to a penalty at a rate of $2,000 per day for each day the Company fails to satisfy each of the foregoing.

Concurrently with the issuance of the Additional Notes, on each of April 20, 2011 and September 21, 2011, JMJ issued and delivered to the Company secured and collateralized promissory notes (the “Reciprocal JMJ Notes”), which served as the sole consideration to the Company for the Company’s issuance of the Additional Notes. The Reciprocal JMJ Notes are each in the principal amount of $500,000 and bear interest in the form of a one-time interest charge of 5.25% . Principal and interest on each Reciprocal JMJ Note is payable to the Company on the maturity date, which is three years from the date of the Reciprocal JMJ Note’s issuance. Each Reciprocal JMJ Note is secured by JMJ assets in the form of money market fund or other assets having a value of at least $500,000. While no principal or interest payments are required until the maturity date of each Reciprocal JMJ Note, the Reciprocal JMJ Notes state that JMJ plans to make payments in total bimonthly amounts of $200,000 beginning 210 days from the date of issuance of the Reciprocal JMJ Note. The terms further provide that any payments that may be made prior to maturity shall be on a best efforts basis by JMJ, and JMJ does not guarantee that it will make any payments prior to maturity. There can be no assurance that we will ever receive any funds from JMJ under the remaining unfunded Additional Notes.

The Company recorded deferred financing costs in the amount of $100,000 representing the difference between the face value of the secured convertible note payable and the consideration provided. In addition the Company incurred transactions costs of $95,556 which were capitalized to deferred financing costs. The deferred financing costs are being charged to interest expense over the term of the secured convertible note payable and amounted to $42,776 in the year.

On June 23, 2011, the Company defaulted on the terms of the convertible promissory notes payable, which required the Company to be able to settle equity transactions electronically with DWAC/FAST. The Company remains in default as a result of the DTC chill disclosed in “Risk Factors”. While such a default exists, JMJ Financial may indefinitely stall or cancel any payments required by the funding schedule. In addition, all outstanding amounts are immediately due and payable. Both parties are aware that this condition for funding was in default, but JMJ Financial continued to provide certain funds to the Company, and certain loan amounts were converted.

2011 Equity Financings

We also closed a number of financings pursuant to which we issued shares of our Common Stock and warrants. See “Item 5 – “Sales of Unregistered Securities during 2011” above.

Going Concern

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2011, we had an accumulated deficit of $40,050,281. Our continuation as a going concern is uncertain and dependent on successfully achieving future profitable operations and obtaining additional sources of financing to sustain our operations. In the event we cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel our exploration programs. We plan to pursue additional financing; however there can be no assurance that we will be able to secure financing when needed or obtain such on terms satisfactory to us, if at all.

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included, as part of this Form 10-K/A immediately following the signature page.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that such disclosure controls and procedures were not effective as of the Evaluation Date. This determination was a result of management becoming aware that material events had occurred in Mexico over the five years prior to the Evaluation Date that were not reported to management on a timely basis, as reported above under the heading “Item 2 - Description of Business - Our Activities in Mexico”.

In connection with the preparation of this Amendment, we conducted a further evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the Evaluation Date. Based on this evaluation, our principal executive, financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were also not effective as of the Evaluation Date. The material weaknesses in our disclosure control procedures are as follows:

1.	Lack of formal policies and procedures necessary to adequately review significant accounting transactions.

The Company utilizes a third party independent contractor and part-time staff for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant financial accounting transactions and the accounting treatment of such transactions. The third party independent contractor and part-time staff are not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting or consideration of certain transactions.

2.	Lack of understanding of SEC disclosure obligations. Our management did not have a sufficient understanding of our SEC disclosure obligations, including our obligation to comply with Industry Guide 7.

3.	Insufficient involvement of legal counsel. We did not involve external counsel sufficiently in the review of our SEC filings to mitigate such deficiency.

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The framework used by management to evaluate internal controls over financial reporting is Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011, because we did not obtain completed internal control questionnaires and process descriptions from our subsidiary in Mexico. In connection with the preparation of this Amendment, our management conducted a further evaluation of our internal control over financial reporting and identified the material weaknesses referred to above under “Evaluation of Disclosure Controls and Procedures” as additional reasons for concluding that our internal control over financial reporting was not effective as of December 31, 2011.

Changes in internal controls

There were no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

The items that were required to be disclosed in a report on Form 8-K during the period covered by this Form, but were not reported, include the following:

Entry into, modification of and breaches and/or defaults under the terms of certain convertible financing arrangements, as further described under “Item 7 – Management’s Discussion and Analysis and Plan of Operation”.

Under item 3.02 Unregistered Sales of Equity Securities, the following equity securities sold in the aggregate since the company’s last periodic report were greater than 5% of the number of shares outstanding of the class equity securities sold:

•	January 31, 2011, a consultant to the company	- 15,000 shares
•	February 1, 2011, Asher	- 187,207 shares
•	February 7, 2011, Asher	- 248,756 shares

•	February 10, 2011, Asher	- 262,697 shares
•	February 15, 2011, Asher	- 88,235 shares
•	February 23, 2011, an employee	- 100,000 shares
•	September 8, 2011, Asher	- 238,095 shares
•	September 8, 2011, Tonaquint	- 550,000 shares
•	September 14, 2011, Asher	- 278,261 shares
•	September 16, 2011, Tonaquint	- 540,000 shares
•	September 16, 2011, JMJ	- 500,000 shares
•	September 22, 2011, Asher	- 282,828 shares
•	September 27, 2011, Asher	- 288,416 shares
•	September 28, 2011, Tonaquint	- 550,000 shares
•	October 11, 2011, GEL	- 5,750,000 shares
•	October 11, 2011, GEL	- 500,000 shares
•	October 14, 2011, Tonaquint	- 620,000 shares
•	October 21, 2011, Tonaquint	- 1,000,000 shares
•	October 17, 2011, Asher	- 519,031 shares
•	October 24, 2011, Asher	- 711,744 shares
•	October 27, 2011, Asher	- 600,707 shares
•	November 2, 2011, GEL	- 2,000,000 shares
•	November 10, 2011, GEL	- 77,252 shares
•	November 22, 2011, JMJ	- 1,500,000 shares
•	December 8, 2011, accredited investors	- 1,562,500 shares
•	December 14, 2011, JMJ	- 1,000,000 shares
•	December 16, 2011, GEL	- 2,000,000 shares

On December 19, 2011, a wholly-owned subsidiary of the Company entered into a commercial lease with a company owned and controlled by Marc Hazout, the Company’s President and Chief Executive Officer. For more information, see Item 13.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Information about our directors and executive officers as of March 2, 2012 is set forth below:

			Date of first election or
Name	Age	Position	appointment

Executive Officers
Marc Hazout	47	Chief Executive Officer, President and Director	May 31, 2002
Jeffrey Sherman	56	Chief Financial Officer	September 8, 2010
Alessandro Motta	41	Vice President, Investor Relations	October 5, 2010
Directors
Manuel Chan	61	Director	August 7, 2007
Charles McAlpine	77	Director	September 28, 2010
Guoqiang Hao	57	Director	June 18, 2008
R.Glen MacMullin	41	Director	December 6, 2007

A brief biography of our directors and executive officers follows. Each director has been elected to serve until our next annual meeting of shareholders and until his successor has been elected and qualified. Each executive officer serves at the discretion of our board of directors.

Mr. Marc Hazout, age 47, founded Silver Dragon Resources Inc. and currently serves as a Director, President and CEO. Mr. Hazout brings over 10 years of experience in public markets, finance and business operations to Silver Dragon Resources Inc. Over the past several years, Mr. Hazout has been involved in acquiring, restructuring and providing management services as both a director and an officer to several publicly traded companies. In 1998, Mr. Hazout founded and has been President and CEO of Travellers International Inc., a private investment banking firm headquartered in Toronto. Over the past few years, Travellers has focused on building relationships in China with the objective of participating in that country’s growth opportunities. Mr. Hazout attended York University in Toronto studying International Relations and Economics. Mr. Hazout speaks English, French, Hebrew and Arabic as well as some Spanish and Italian. The determination was made that Mr. Hazout should serve on our Board of Directors due to the fact that he is a founding member and CEO of the company, possesses significant experience in securities and capital markets and brings an extensive network of relationships in China.

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

Mr. Manuel Chan, age 61, is a real estate agent and has over 20 years of experience in this field. He holds a Bachelor of Commerce Degree in Management Information Systems and Accounting from the University of British Columbia, Canada. Through his business dealings, Mr. Chan has established an extensive network of business and personal relationships throughout the Hong Kong and China Investment Community. Mr. Chan is also a member of the Board of Directors of Sanhe Sino-Top Resources & Technologies Ltd., of which Silver Dragon owns a 40% equity interest. The determination was made that Mr. Chan should serve on our Board of Directors due to his experience and extensive professional relationships in China.

Mr. Guoqiang Hao, age 57, is currently head of Exploration Unit of North China Geological Exploration Bureau, also referred to as HIC, a Chinese state-owned entity that operates in the mining, engineering, manufacturing, chemical analysis and real estate sectors. Mr. Hao serves as a manager and director with HIC, and has been with the entity for over 30 years. He served first as a geologist, then as a manager, and has witnessed its development from a geological exploration team to a conglomerate with a staff of over 700 and 10 subsidiaries. Under the leadership of Mr. Hao, HIC is also in the process of acquiring mining properties in northern Africa and central Asia. Mr. Hao is also a member of the Board of the Directors of Sanhe Sino-Top Resources & Technologies Ltd., a joint venture between Silver Dragon and HIC. Having a dual capacity of corporate executive and government officer, Mr. Hao has extensive connections with China’s mining and industrial circles and the Chinese government. The determination was made that Mr. Hao should serve on our Board of Directors due to his technical experience, geological background, professional relationships and industry expertise.

Mr. Charles McAlpine, age 77 and retired for the last 5 years, brings almost 50 years of experience at executive-level positions in the mining industry. He holds a Business Administration degree from The Ivey School, University of Western Ontario and is a Chartered Accountant. Mr. McAlpine was President of Campbell Chibougamau Mines Ltd., (a listed Canadian copper-gold mining company) in 1973 when Campbell won The Ryan Trophy for Best Safety Record of all metalliferous mines in Canada. From 1989 to 2007 he was a Director of Hecla Mining Company, now the largest and one of the lowest cost silver producers in the USA. The determination was made that Mr. McAlpine should serve on our Board of Directors due to his understanding of the precious metals industry, his financial background and qualifications and his extensive experience in the mining sector.

Mr. Glen MacMullin, age 41, is currently Senior Vice President, Asset Management with Minto Group, an integrated real estate development, construction and management company. Prior to joining Minto Group in 2008, he was a Managing Director at Xavier Sussex, LLC; a private investment firm he co-founded in 2004. Previously, Mr. MacMullin was a Director and Chief Operating Officer with DB Advisors, LLC, a $6 billion hedge fund group based in New York and wholly owned by Deutsche Bank AG. He has also held several senior management positions with Deutsche Bank Offshore in the Cayman Islands, including Head of Investment Funds. He started his career in public accounting with Coopers & Lybrand in Ottawa, Canada and KPMG in the Cayman Islands. Mr. MacMullin received a Bachelor of Business Administration degree from Saint Francis Xavier University and is a member of the Canadian Institute of Chartered Accountants. He serves on the Board of Directors of Wind Works Power Corp. and Pensato Europa Absolute Return Fund from 2010 to the present for both companies. The determination was made that Mr. MacMullin should serve on our Board of Directors due to his extensive financial background, professional relationships and industry knowledge.

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

Involvement in Certain Legal Proceedings

As a result of a dispute occurring on October 3, 1996, Mr. Hazout was convicted on June 23, 1999 of four offences under the Criminal Code of Canada. These offences involved assault, kidnap, unlawful confinement and inducement to unlawfully use a catering license. Subsequently, Mr. Hazout successfully appealed this conviction to the Ontario Court of Appeal. In March 2001, the Ontario Court of Appeal ordered a new trial. On June 26, 2002, at the conclusion of the new trial (for which Mr. Hazout was not represented by counsel), Mr. Hazout was convicted of only two of the four offences listed above, namely, the offences involving kidnap and inducement to unlawfully use a catering license. Subsequent appeals by Mr. Hazout were unsuccessful. On November 22, 2010, Mr. Hazout received a pardon from the National Parole Board in Canada. The pardon stated, among other things, that (i) Mr. Hazout’s conviction should no longer reflect adversely on Mr. Hazout’s character and (ii) the pardon had the effect of removing any disqualification to which Mr. Hazout was, by reason of the conviction, subject by virtue of any act of parliament in Canada or regulation made thereunder.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than ten percent of a registered class of equity securities to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of these reports.

Based solely on a review of the reports received by the SEC, furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a), except for the following reports and transactions: each of Messrs. Chan, McAlpine, Motta and Sherman filed one late report covering one transaction. In addition, during 2011, each of Messrs. Hao, MacMullin and Sherman filed their respective Form 3s, which were due in prior years, and each of Messrs. Hao and MacMullin filed a Form 4 (covering one transaction each), which were also due in prior years.

Code of Ethics and Policy Regarding Consideration of Director Candidates Recommended by Stockholders

We have adopted a Code of Conduct and Ethics and a Financial Management Code of Conduct that applies to our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Code of Conduct and Ethics and Financial Management Code of Conduct is available on our website at www.silverdragonresources.com.

Audit Committee and Audit Committee Financial Expert

The Audit Committee was established by the Board of Directors in accordance with Section 3(a)(58)(A) of Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The members of our Audit Committee are Messrs. McAlpine and MacMullin. Mr. MacMullin is chairman of the Audit Committee, and the Board of Directors has determined that he qualifies as an audit committee financial expert, as defined in the applicable rules of the SEC. Each committee member qualifies as independent director under the applicable NASDAQ standards and SEC rules. The Audit Committee held four meetings during the fiscal year ended December 31, 2011.

We have established an Audit Committee Charter that deals with the establishment of the Audit Committee and sets out its duties and responsibilities. The Audit Committee reviews and reassesses the adequacy of the Audit Committee Charter on an annual basis. The Audit Committee Charter is available on our Company website at www.silverdragonresources.com.

Item 11. Executive compensation

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended December 31, 2011 and 2010 of the named executive officers.

										Nonqualifie
									Non-Equity	Deferred
Name and					Stock		Option		Incentive Plan	Compensati	All Other
Principal	Year	Salary		Bonus	Awards		Awards		Compensation	Earningson	Compensation	Total
Position		($)		($)	($)		($)		($)	($)	($)	($)
Marc Hazout,(1)	2011	324,000	(2)	-	-		16,138	(4)	-	-	-	340,138
President and Chief
Executive Officer	2010	324,000	(2)	-	279,000	(3)	-		-	-	-	603,000
Jeffrey Sherman,	2011	48,029		-	-		8,069	(5)	-	-	-	56,098
Chief Financial Officer	2010	16,000	(6)	-	-		23,058	(7)	-	-	-	39,058

(1)	A summary of the consulting agreement governing the terms of Mr. Hazout’s compensation is set forth under the heading “Consulting Agreement”.

(2)	Payments were made to Travellers International Inc., a corporation owned by Mr. Hazout.

(3)

These shares granted in 2010 were pursuant to a financing and extension of contract for five years. The shares issued to Travellers International Inc., a corporation owned by Mr. Hazout, consisted of 1,000,000 shares of the Company’s restricted Common Stock, valued at $0.279 per share on the grant date, which vested immediately and are restricted from resale for six months from the date of issuance of the shares. The amounts reported reflect the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718.

(4)

Represents warrants granted to Travellers International Inc., a corporation owned by Mr. Hazout, The 200,000 warrants were issued on January 25, 2011 at an exercise price of $0.11 and expire January 25, 2014. $16,138 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.115; a volatility of 117.3% and a discount rate of 1%.

(5)

Represents 100,000 warrants that were issued on January 25, 2011 at an exercise price of $0.11 and expire January 25, 2014. $8,069 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.115; a volatility of 117.3% and a discount rate of 1%.

(6)	Mr. Sherman commenced employment effective September 1, 2010.

(7)

Represents 200,000 warrants that were issued on September 18, 2010 at an exercise price of $0.18 and expire September 18, 2013. $23,058 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.17; a volatility of 115.65% and a discount rate of 0.8%.

Outstanding Equity Awards at 2011 Fiscal Year End

The following table provides information related to the outstanding warrants held by our Named Executive Officers “NEOs” at December 31, 2011.

	Option Awards(1)
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Exercise Date
(a)	(b)	(c)	(d)	(e)	(f)
Marc Hazout	100,000(2)	-	-	$0.50	October 6, 2010
Marc Hazout	768,000(3)	-	-	$0.25	December 21, 2010
Marc Hazout	200,000(4)	-	-	$0.11	January 25, 2011
Jeffrey Sherman	200,000(5)	-	-	$0.18	September 9, 2010
Jeffrey Sherman	100,000(6)	-	-	$0.11	January 25, 2011

(1)

All of the securities set forth in this table represent common shares underlying outstanding warrants that were granted for compensation purposes. These warrants were not granted pursuant to any formal written plan that authorizes or sets aside any particular number of securities for issuance. The amount of warrants, if any, to be awarded to an NEO in any given year is determined on an annual basis by the compensation committee of the board of directors based upon a variety of considerations, including, among other things, the availability of authorized capital, the dilutive impact of the grants and the performance of the NEO.

(2)

Represents warrants granted to Travellers International Inc., a corporation owned by Mr. Hazout, The 100,000 warrants were issued October 6, 2010, at an exercise price of $0.50 and expire October 6, 2012. $13,027 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.28; a volatility of 115.74% and a discount rate of 0.38%.

(3)

Represents warrants granted to Travellers International Inc., a corporation owned by Mr. Hazout, The 768,000 warrants were issued on December 21, 2010 at an exercise price of $0.25 and expire December 21, 2013. $47,173 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.11; a volatility of 117.34% and a discount rate of 1.02%

(4)

Represents warrants granted to Travellers International Inc., a corporation owned by Mr. Hazout, The 200,000 warrants were issued on January 25, 2011 at an exercise price of $0.11 and expire January 25, 2014. $16,138 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.115; a volatility of 117.3% and a discount rate of 1%

(5)

Represents 200,000 warrants that were issued on September 18, 2010 at an exercise price of $0.18 and expire September 18, 2013. $23,058 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.17; a volatility of 115.65% and a discount rate of 0.8%.

(6)

Represents 100,000 warrants that were issued on January 25, 2011 at an exercise price of $0.11 and expire January 25, 2014. $8,069 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.115; a volatility of 117.3% and a discount rate of 1%.

Compensation of Directors

Directors who are also officers of the Company are not remunerated for their services rendered as a director of the Company. The Company does not have a standard policy as to the type and amount of remuneration payable to directors and instead determines the nature of director remuneration an on annual basis. For the 2011 fiscal year, outside directors received warrants as remuneration for their office. Directors do not receive any additional compensation for their service on any committee of the board. Directors are reimbursed for any reasonable expenses incurred in the connection with attendance at board or committee meetings or any expenses generated in connection with the performance of services on the behalf of the company.

The following table summarizes compensation paid or earned by our directors who are not Named Executive Officers for their services as directors of our Company during the fiscal year ended December 31, 2011:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Manuel Chan
2011	-	-	16,138(2)	-	-	-	16,138

Guoqiang Hao
2011	-	-	16,138(3)	-	-	-	16,138

Glen MacMullen
2011	-	-	16,138(4)	-	-	-	16,138

Charles Alpine
2011	-	-	16,138(5)	-	-	-	16,138

(1)	Amounts reported reflect the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718.
(2)

200,000 share purchase warrants were awarded to Manual Chan exercisable at an exercise price of $0.11 for a period of three years from the date of issuance. Manual Chan held 400,000 share purchase warrants as of December 31, 2011.

(3)

200,000 share purchase warrants were awarded to Guoqiang Hao exercisable at an exercise price of $0.11 for a period of three years from the date of issuance. Guoqiang Hao held 200,000 share purchase warrants as of December 31, 2011.

(4)

200,000 share purchase warrants were awarded to Glen MacMillen exercisable at an exercise price of $0.11 for a period of three years from the date of issuance. Glen MacMillen held 450,000 share purchase warrants as of December 31, 2011.

(5)

200,000 share purchase warrants were awarded to Charles McAlpine exercisable at an exercise price of $0.11 for a period of three years from the date of issuance. Charles McAlpine held 400,000 share purchase warrants as of December 31, 2011.

Consulting Agreements

On November 1, 2010, we entered into a consulting agreement with Travellers International Inc., a corporation owned by Mr. Hazout, to provide consulting services including all activities required to direct, oversee, and manage us including providing the services that would be provided by a chief executive officer. The consulting agreement provides that Mr. Hazout is entitled to an annual fee of $288,000 for a term of five years, a travel allowance of $3,000 per month, and eight weeks paid holidays each calendar year. Upon termination of the consulting agreement, Mr. Hazout will be provided with 100% of his annual fee rate for the remaining period of the agreement. The agreement contains provisions prohibiting him from competing with us or soliciting customers or employees for a period of one year following the termination of the agreement.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.

Equity Compensation Plan Information

(c)
Number of
securities
remaining
	(a)	(b)	available for
	Number of	Weighted	future
	securities to	average	issuance
	be	exercise	under equity
	issued upon	price	compensation
	exercise of	of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	3,228,000	$0.18	N/A(1)
Total

(1)

All of the securities set forth in this row represent common shares underlying outstanding warrants that have been granted to employees, directors and consultants for compensation purposes. These warrants were not granted pursuant to any formal written plan that authorizes or sets aside any particular number of securities for issuance. Instead, the amount of warrants and the recipients thereof are determined on an annual basis by the compensation committee of the board of directors based upon a variety of considerations, including, among other things, the availability of authorized capital, the dilutive impact of the grants and the performance of recipients.

The 2002 Stock Option Plan was terminated by the board of directors on March 16, 2011. As of the date of such termination and as of December 31, 2011, we had no outstanding stock options.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 29, 2012, by: (1) our directors, named executive officers set forth in the summary compensation table under Item 11 above and beneficial holders of more than 5% of our Common Stock, and (2) all of our current directors and executive officers as a group. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

	Number of Shares	Percentage of
Name and Address of Beneficial Owner(1)	Beneficially Owned(2)	Shares (3)

Marc Hazout (4)	18,141,206	10.68%
Jeffrey Sherman(5)	300,000	0.18%
Manual Chan (6)	852,500	0.50%
Guoqiang Hao (7)	400,000	0.24%
Glen MacMullin (8)	450,000	0.27%
Charles McAlpine (9)	400,000	0.24%
Executive Officers and Directors as a group (7 persons)	20,943,706(10)	12.33%
Tonaquint, Inc.(11)	16,764,583	9.99%

(1)	Each officer and director’s business address is Suite 803, 5160 Yonge Street, Toronto, Ontario, M2N 6L9. The business address of Tonaquint, Inc. is set forth in footnote 11 below.
(2)	Includes shares of Common Stock deemed to be beneficially owned by such person or group pursuant to rights that are exercisable within 60 days from March 29, 2012.
(3)

Based on 169,803,092 shares outstanding as of March 29, 2012, plus any shares of Common Stock deemed to be beneficially owned pursuant to rights that are exercisable within 60 days from March 29, 2012.

(4)

Includes 17,073,206 shares of Common Stock owned by Travellers International Inc., which is solely owned by Mr. Hazout. Mr Hazout is the President and CEO of Travellers. In addition, Travellers owns purchase warrants expiring October 10, 2012, to purchase 100,000 shares of Common Stock at an exercise price of $0.50. Travellers owns further share purchase warrants, expiring December 21, 2013, to purchase 768,000 shares of Common Stock at an exercise price of $0.25. Travellers owns further share purchase warrants, expiring January 25, 2014, to purchase 200,000 shares of Common Stock at an exercise price of $0.11.

(5)

Jeffrey Sherman owns share purchase warrants, expiring September 1, 2012, to purchase 200,000 shares of Common Stock at an exercise price of $0.18. He owns further share purchase warrants, expiring January 25, 2014, to purchase 100,000 shares of Common Stock at an exercise price of $0.11.

(6)

Includes 452,500 shares of Common Stock owned by Manual Chan. In addition, Manual Chan owns share purchase warrants, expiring September 1, 2012, to purchase 200,000 shares of Common Stock at an exercise price of $0.18. He owns further share purchase warrants, expiring January 25, 2014, to purchase 200,000 shares of Common Stock at an exercise price of $0.11.

(7)

Includes 200,000 shares of Common Stock owned by Guoqiang Hao. Guoqiang Hao own share purchase warrants, expiring January 25, 2014, to purchase 200,000 shares of Common Stock at an exercise price of $0.11.

(8)

Glen MacMullin owns share purchase warrants, expiring January 25, 2014, to purchase 200,000 share of Common Stock at an exercise price of $0.11. He owns further share purchase warrants, expiring December 5, 2012, to purchase 250,000 shares of Common Stock at an exercise price of $0.11.

(9)

Charles McAlpine owns share purchase warrants, expiring September 28, 2013, to purchase 200,000 shares of Common Stock at an exercise price of $0.25. He owns further share purchase warrants, expiring January 25, 2014 to purchase 200,000 shares of Common Stock at an exercise price of $0.11.

(10)

Includes a total of 400,000 shares of Common Stock deemed to be beneficially owned by an executive officer that does not qualify as a named executive officer, pursuant to rights that are exercisable within 60 days from March 29, 2012.

(11)

Tonaquint, Inc. owns a share purchase warrant exercisable at any time until January 31, 2014 in an amount equal to $500,000 divided by 70% of the average of the three lowest volume weighted-average prices (“VWAPs”) of the Common Stock for the ten trading days prior to the exercise date, at an exercise price of $0.50. Tonaquint, Inc. also owns a Secured Convertible Promissory Note in the principal amount of $2,766,000 (the “Note”), due February 15, 2013. Commencing August 15, 2011, such Note became eligible for conversion in tranches for shares of Common Stock equal to the amount of principal and interest of the Note, divided by 70% of the average of the VWAP of the

Common Stock for the three trading days with the lowest VWAPs during the 10 trading days prior to the conversion. However, pursuant to the terms of the Note and the Warrant, Tonaquint, Inc. shall not be permitted to hold by virtue of payment of interest or principal under the Note or conversion of the Note or the exercise of the warrant a number of shares of Common Stock exceeding 9.99% of the number of shares of the Company’s Common Stock outstanding on such date. The address of the principal business office of Tonaquint, Inc. is 303 East Wacker Drive, Suite 1200, Chicago, IL 60601.

Item 13. Certain relationships and related transactions, and Director Independence

Glen MacMullin and Charles McAlpine were both considered independent under the independence standards of the NASDAQ Stock Market Rule 5605 during the past fiscal year. Mr. MacMullin and Mr. McAlpine currently sit on the audit committee and on the compensation committee.

On December 19, 2011, the Company’s wholly-owned subsidiary, Silver Dragon Resources Ltd. (“Silver Dragon Canada”), and Haute Inc., a company owned and controlled by Marc Hazout, the Company’s President and Chief Executive Officer (“Landlord”), entered into a commercial lease pursuant to which, for a three year term starting April 1, 2012, Silver Dragon Canada will lease the premises at 200 Davenport Road, Toronto, Ontario from Landlord for the purposes of general office space. Silver Dragon Canada covenants to maintain the premises in good condition, and agrees to pay base and additional rent. Base rent for the initial three year term is CAD$46,500 per annum plus taxes. Additional rent, which is intended to cover all costs, charges, expenses and outlays of Landlord with respect to the premises, including, without limitation, costs for utilities, taxes, licenses, maintenance and insurance, commences at CAD$14,880 per annum plus taxes during the first year and is to be adjusted annually based on Landlord’s actual costs. Silver Dragon Canada is required to deliver to Landlord 10 post-dated checks for CAD$5,779.95 each prior to the commencement of the term, and to deliver 12 post-dated checks for CAD$5,779.95 each year thereafter. Silver Dragon Canada is also required to deliver upon signing a deposit of CAD$11,559.90 for first and last months’ basic and additional rent plus taxes. During the first quarter of 2012, the commercial lease was amended to provide that the three year term would commence on June 1, 2012 instead of April 1, 2012.

Item 14. Principal accountant fees and services

The aggregate fees billed by the Company’s external auditors in each of the last two fiscal years are as follows:

	2011	2010
Audit fees	36,852	52,119
Audit-related fees (1)	57,945	63,525
Tax fees	-	-
All other fees	-	-
Total	$ 94,797	$ 115,644

(1) These fees were for reviews of quarterly financial statements.

The Audit Committee Charter provides that the Audit Committee is responsible for the pre-approval of all audit and non-audit services to be provided to the Company by the independent public accountants. The Audit Committee has not, however, adopted any specific policies and procedures for the engagement of non-audit services. For 2011, all of the services related to amounts billed by the Company’s independent public accountants were pre-approved by the Audit Committee. However, since the Audit Committee was formed in the fourth quarter of 2010, the Audit Committee did not have a role in approving the services related to amounts billed by the Company’s independent public accountants during 2010.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

Exhibit	Name of Exhibit

3.1(1)	Certificate of Incorporation of American Electric Automobile Company, Inc., dated May 9, 1996
3.2(2)	Certificate of Amendment to Certificate of Incorporation of American Electric Automobile Company, Inc., dated July 16, 2002
3.3(3)	Certificate of Amendment to Certificate of Incorporation of American Entertainment & Animation Corporation, dated February 25, 2005
3.4(3)	Certificate of Amendment of Certificate of Incorporation of Silver Dragon Resources Inc., dated September 23, 2011
4.1(8)	Form of Warrant
4.2(4)	Company Note dated February 15, 2011 between Silver Dragon Resources Inc. and Tonaquint, Inc.
4.3(4)	Warrant to Purchase Shares of Common Stock issued to Tonaquint, Inc. and dated February 15, 2011
10.1(5)	Assignment of Rights of Mining Concessions Agreement between Silver Dragon Mining De Mexico, S.A. de C.V. and Jamie Muguiro Pena
10.2(5)	Assets Bailment Agreement dated March 2, 2006 by and between Silver Dragon Mining De Mexico, S.A. de C.V. and Jamie Muguiro Pena
10.3(5)	Assignment Agreement of Mining Concessions between Silver Dragon Mining De Mexico, S.A. de C.V. and Ramon Tomas Davila Flores
10.4(5)	Assets Purchase Agreement between Silver Dragon Mining De Mexico, S.A. de C.V. and Ramon Tomas Davila
10.5(5)	Assignment of Rights of Mining Concessions Agreement dated March 8, 2006 by and between Silver Dragon Mining De Mexico, S.A. de C.V. and Minera Real Victoria S.A. de C.V.
10.6(5)	Addendum to the Mining Exploration and Exploitation Agreement dated March 9, 2006 by and between Silver Dragon Mining de Mexico , S.A. de C.V. and Silvia Villasenor Haro (6)
10.7(6)	Asset Purchase Agreement dated as of March 16, 2006 among Silver Dragon Resources Inc., Sino Silver Corp. and Sanhe Sino-Top Resources and Technologies, Ltd.
10.8(8)	Subscription Agreement dated December 21, 2010 between Silver Dragon Resources Inc. and Travellers International Inc.
10.9(8)	Consulting Services Agreement dated November 1, 2010 between Silver Dragon Resources Ltd., Silver Dragon Resources Inc. and Travellers International Inc. and Marc Hazout
10.10(8)	Consulting Agreement dated effective September 8, 2010 between Jeffrey D. Sherman and Silver Dragon Resources Ltd.
10.11(8)	Equity Transfer Contract dated July 4, 2008 by and between Silver Dragon Resources Inc. and Exploration Unit of North China Nonferrous Geological Exploration Bureau
10.12(8)	Equity Transfer Agreement dated July 4, 2008 regarding Sanhe Sino-Top Resources & Technologies, Ltd. between Silver Dragon Resources Inc. and Zhou Lin
10.13(7)	Order Approving Stipulation for Settlement of Claim in the matter entitled Socius CG II, Ltd. v. Silver Dragon Resources Inc. filed on January 27, 2011
10.14(4)	Note and Warrant Purchase Agreement dated February 15, 2011 by and between Silver Dragon Resources Inc. and Tonaquint, Inc.
10.15(4)	Form of Buyer Trust Deed Note dated February 15, 2011 between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.16(4)	Form of Secured Buyer Note dated February 15, 2011 between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.17(4)	Form of Deed of Reconveyance
10.18	Amendment dated June 10, 2011 to outstanding Buyer Trust Deed Notes between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.19(4)	Form of Request for Full Reconveyance
10.20(4)	Security Agreement dated February 15, 2011 between Silver Dragon Resources Inc. and Tonaquint, Inc.
10.21(9)	Convertible Promissory Note A-04192011 issued to JMJ Financial
10.22(9)	Convertible Promissory Note B-04192011a issued to JMJ Financial

10.23(9)	Convertible Promissory Note B-04192011b issued to JMJ Financial
10.26(9)	Secured & Collateralized Promissory Note C-04192011a from JMJ Financial
10.27(9)	Secured & Collateralized Promissory Note C-04192011b from JMJ Financial
10.28 (9)	Letter Agreement between JMJ Financial and Silver Dragon Resources Inc. dated April 19, 2011
10.29 (9)	Additional Default Provisions related to the Convertible Promissory Notes issued to JMJ Financial
10.30	Promissory Note issued April 6, 2011 from GEL Properties, LLC
10.31	Promissory Note issued April 11, 2011 to GEL Properties, LLC ($300,000)
10.32	Amendment #1 dated October 12, 2011 to Promissory Note issued April 11, 2011 to GEL Properties, LLC ($300,000)
10.33	Promissory Note issued April 11, 2011 to GEL Properties, LLC ($100,000)
10.34	Promissory Note issued December 15, 2011 to GEL Properties, LLC ($250,000)
10.35	Promissory Note issued December 15, 2011 to GEL Properties, LLC ($150,000)
21.1	Subsidiaries of the Company (included in Item 1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Form 10-SB filed on February 23, 2000
(2)	Incorporated by reference to Form 10-SB/A filed on July 17, 2002
(3)	Incorporated by reference to Form 8-K filed September 26, 2011
(4)	Incorporated by reference to Form 8-K filed February 18, 2011
(5)	Incorporated by reference to Form 8-K filed on March 20, 2006
(6)	Incorporated by reference to Form 8-K filed March 24, 2006
(7)	Incorporated by reference to Form 8-K filed on January 28, 2011
(8)	Incorporated by reference to Form 10-K for the year ended December 31, 2010 filed on March 22, 2011
(9)	Incorporated by reference to Form 8-K filed on April 21, 2011
*	Users of this data are advised, in accordance with Rule 406T of Regulation S-T promulgated by the SEC, that this Interactive Data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the 1933 Act, is deemed not filed for purposes of Section 18 of the
Exchange Act, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

SILVER DRAGON RESOURCES INC.

By: /s/ Marc M. Hazout
Marc M. Hazout
President and Chief Executive Officer

Dated: April 17, 2013

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc M. Hazout	President and Chief Executive Officer, and	April 17, 2013
Marc M. Hazout	Director (principal executive, financial and accounting
officer)

/s/ Manuel Chan	Director	April 17, 2013
Manuel Chan

/s/ Glen MacMullin	Director	April 17, 2013
Glen MacMullin

/s/ Haijun Tang	Director	April 17, 2013
Haijun Tang

/s/ Charles McAlpine	Director	April 17, 2013
Charles McAlpine

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

(Restated)

(EXPRESSED IN UNITED STATES FUNDS)

CONTENTS

Report of the Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets as of December 31, 2011 and 2010	3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2011 and 2010, and Cumulative for the Period from May 9, 1996 (Date of Inception) Through to December 31, 2011	4

Consolidated Statements of Stockholders’ Equity, Cumulative for the Period from May 9, 1996 (Date of Inception) Through December 31, 2011	5-8

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010, and Cumulative for the Period from May 9, 1996 (Date of Inception) Through December 31, 2011	9

Notes to the Consolidated Financial Statements	10-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Silver Dragon Resources Inc. and Subsidiaries (the “Company”)

     We have audited the accompanying consolidated balance sheets of Silver Dragon Resources Inc. and Subsidiaries (a Delaware corporation in the exploration stage) as of December 31, 2011 and 2010, and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2011, and cumulative from inception (May 9, 1996) through to December 31, 2011, except as explained as follows: we did not audit the cumulative data from May 9, 1996 to December 31, 2004. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2004, is based solely on the report of other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As discussed in Note 5, the Company has restated the consolidated financial statements as at December 31, 2011 and for the year then ended to correct misstatements.

/s/ SF Partnership, LLP
Toronto, Canada	CHARTERED ACCOUNTANTS
March 22, 2012
Except as to note 5, 7, 11 and 19
which are dated April 16, 2013

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets

	December 31	December 31
	2011	2010
	(Restated -
	note 5)
ASSETS
Current assets
Cash	$114,568	$96,563
Other receivable	12,474	–
Notes receivable (note 7)	2,277,500	–
Deferred expenses	75,500	164,583
Prepaid expenses	99,458	38,675
Total current assets	2,579,500	299,821

Notes receivable (note 7)	975,000	–
Deferred expenses	154,000	220,125
Plant and equipment, net (note 8)	43,762	90,875
Equity investment (note 9)	4,328,143	4,832,922

Total assets	$8,080,405	$5,443,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$526,270	$1,127,839
Accrued liabilities	346,579	309,466
Promissory note payable (note 10)	166,623	166,623
Convertible notes payable (note 11)	3,290,592	170,000
Related party payables (note 12)	–	260,256
Total liabilities	4,330,064	2,034,184

Capital stock (note 13)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.0001 par value, 300,000,000 shares authorized (2010 – 150,000,000), 136,400,449 shares issued and outstanding (2010 – 98,728,017 issued and outstanding)	13,640	9,873
Additional paid-in capital (note 13)	43,880,995	39,641,412
Treasury (550,000 shares)	(209,000)	(209,000)
Deficit accumulated during the exploration stage	(40,050,281)	(36,054,080)
Accumulated comprehensive income	114,987	21,354
Stockholders’ equity	3,750,341	3,409,559

Total liabilities and stockholders’ equity	$8,080,405	$5,443,743

Going concern (note 2)

Commitments and contingencies (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Years ended December 31, 2011 and 2010, and
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2011

			For the period
			from May 9,
	December	December	1996(date of
	31, 2011	31, 2010	inception) to
	(Restated -		December 31,
	note 5)		2011
			(Restated -
			note 5)
Operating expenses
Exploration	$–	$213,248	$7,174,048
General and administrative	2,243,584	2,245,330	27,930,376
Write-off of Mexican assets	–	2,335,289	3,242,039
Total operating expenses	2,243,584	4,793,867	38,346,463
Loss from operations	(2,243,584)	(4,793,867)	(38,346,463)

Other (expenses) income
Interest expense	(1,128,025)	121,139	(1,601,795)
Interest income	85,553	–	85,553
Gain (loss) on embedded derivative	–	261,000	–
Net loss on equity investment (note 9)	(710,145)	93,410	(1,280,177)
Forgiveness of debt	–	–	38,871
	–	–	1,816,733
Gain on sale of interest of Subsidiary
Non-recurring items (note 17)	–	–	(713,269)
Total other (expenses) income	(1,752,617)	475,549	(1,654,084)

Loss before income taxes	(3,996,201)	(4,318,318)	(40,000,547)
Provision for income taxes (note 15)	–	–	–

Net loss from continuing operations,	(3,996,201)	(4,318,318)	(40,000,547)
after tax
Minority interest	–	–	253,021
Loss from discontinued operations (net	–	–	(302,755)
of tax)

Net loss	(3,996,201)	(4,318,318)	(40,050,281)
Other comprehensive income (loss)
Foreign exchange gain (loss)	93,633	(19,150)	114,987

Comprehensive loss	(3,902,568)	$(4,337,468)	$(39,935,294)

Net loss per common share – basic and diluted	$(0.03)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	113,995,849	95,157,809

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2011

				Deficit
	Common Stock			Accumulated			Accumulated
			Additional	During the			Comprehensive	Total
			Paid-in	Exploration	Stock	Treasury	Income	Stockholders’
	Number of Amount		Capital	Stage	Subscription	Stock	(Loss)	Equity
	Shares	$	$	$	$	$	$	$

Shares issued to founders	388,334	39	1,126	-	-	-	-	1,165
Share issued	413,333	41	47,564	(1,060)	-	-	-	46,545
Net loss, 1996	-	-	-	(14,198)	-	-	-	(14,198)
Balance, December 31, 1996	801,667	80	48,690	(15,258)	-	-	-	33,512

Share issued	116,999	12	88,638	-	-	-	-	88,650
Net loss, 1997	-	-	-	(142,622)	-	-	-	(142,622)
Balance, December 31, 1997	918,666	92	137,328	(157,880)	-	-	-	(20,460)

Share issued	69,334	7	57,994	-	-	-	-	58,001
Net Loss, 1998	-	-	-	(54,404)	-	-	-	(54,404)
Balance, December 31, 1998	988,000	99	195,322	(212,284)	-	-	-	(16,863)

Share issued	203,918	20	191,999	-	(4,000)	-	-	188,019
Forgiveness of debt of related party	-	-	23,000	-	-	-	-	23,000
Net loss, 1999	-	-	-	(181,898)	-	-	-	(181,898)
Balance, December 31, 1999	1,191,918	119	410,321	(394,182)	(4,000)	-	-	12,258

Share issued for services	4,950,333	495	695,435	-	(278,539)	-	-	417,391
Shares cancelled	(453,100)	(45)	(169,867)	-	157,791	-	-	(12,121)
Forgiveness of debt reclassification	-	-	(23,000)	-	-	-	-	(23,000)
Net loss, 2000	-	-	-	(419,296)	-	-	-	(419,296)
Balance, December 31, 2000	5,689,151	569	912,889	(813,478)	(124,748)	-	-	(24,768)

Share issued for services	1,179,415	118	89,784	-	-	-	-	89,902
Cash received for subscription	-	-	-	-	124,748	-	-	124,748
Other adjustment	-	-	-	1	-	-	-	1
Net loss, 2001	-	-	-	(339,546)	-	-	-	(339,546)
Balance, December 31, 2001	6,868,566	687	1,002,673	(1,153,023)	-	-	-	(149,663)

Shares issued	29,859,173	2,986	386,394	-	-	-	-	389,380
Shares cancelled	(21,978,215)	(2,198)	7	-	-	-	-	(2,191)
Stock warrants issued	-	-	31,000	-	-	-	-	31,000
Stock warrants exercised	3,255,880	326	-	-	-	-	-	326
Net loss, 2002	-	-	-	(570,874)	-	-	-	(570,874)
Balance, December 31, 2002	18,005,404	1,801	1,420,074	(1,723,897)	-	-	-	(302,022)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2011 (continued)

	Common Stock			Deficit
				Accumulated			Accumulated
			Additional	During the			Comprehensive	Total
			Paid-in	Exploration	Stock	Treasury	Income	Stockholders’
	Number of Amount		Capital	Stage	Subscription	Stock	(Loss)	Equity
	Shares	$	$	$	$	$	$	$

Balance, December 31, 2002	18,005,404	1,801	1,420,074	(1,723,897)	-	-	-	(302,022)
(carried forward)

Share issued for services	4,927,411	493	150,833	-	-	-	-	151,326
Shares returned	(66,300)	(7)	(1,319)	-	-	-	-	(1,326)
Net loss, 2003	-	-	-	(414,601)	-	-	-	(414,601)
Balance, December 31, 2003	22,866,515	2,287	1,569,588	(2,138,498)	-	-	-	(566,623)

Share issued	575,000	58	24,942	-	-	-	-	25,000
Short swing profits of shareholder	-	-	50,496	-	-	-	-	50,496
Net loss, 2004	-	-	-	(399,028)	-	-	-	(399,028)
Balance, December 31, 2004	23,441,515	2,345	1,645,026	(2,537,526)	-	-	-	(890,155)

Shares issued	15,729,018	1,572	2,612,433	-	(9,500)	-	-	2,604,505
Shares cancelled	(3,500,000)	(350)	(724,650)	-	-	-	-	(725,000)
Net Loss, 2005	-	-	-	(584,879)	-	-	-	(584,879)
Balance, December 31, 2005	35,670,533	3,567	3,532,809	(3,122,405)	(9,500)	-	-	404,471

Share issued	25,790,000	2,579	13,949,985	-	458,500	-	-	14,411,064
Warrants issued	-	-	4,941,036	-	-	-	-	4,941,036
Share issuance costs	-	-	(63,237)	-	-	-	-	(63,237)
Treasury stock	-	-	-	-	-	(392,830)	-	(392,830)
Other comprehensive loss	-	-	-	-	-	-	(1,562)	(1,562)
Net loss, 2006	-	-	-	(8,692,208)	-	-	-	(8,692,208)
Balance, December 31, 2006	61,460,533	6,146	22,360,593	(11,814,613)	449,000	(392,830)	(1,562)	10,606,734

Shares issued	8,362,000	836	7,114,194	-	(334,000)	-	-	6,781,030
Treasury stock	(276,545)	(27)	(392,803)	-	-	392,830	-	-
Warrants issued	-	-	2,717,020	-	-	-	-	2,717,020
Options issued	-	-	459,959	-	-	-	-	459,959
Share issuance costs			(75,000)					(75,000)
Other comprehensive loss	-	-	-	-	-	-	(18,141)	(18,141)
Net loss, 2007	-	-	-	(10,665,000)	-	-	-	(10,665,000)
Balance, December 31, 2007	69,545,988	6,955	32,183,963	(22,479,613)	115,000	-	(19,703)	9,806,602

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2011 (continued)

	Common Stock			Deficit
		Amount		Accumulated			Accumulated
			Additional	During the			Comprehensive	Total
	Number of		Paid-in	Exploration	Stock	Treasury	Income	Stockholders’
	Shares		Capital	Stage	Subscription	Stock	(Loss)	Equity
		$	$	$	$	$	$	$
Balance, December 31, 2007
(carried forward)	69,545,988	6,955	32,183,963	(22,479,613)	115,000	-	(19,703)	9,806,602

Shares issued for cash	8,349,167	835	1,141,023	-	-	-	-	1,141,858
Shares issued for settlement	2,833,333	283	398,050	-	(165,000)	-	-	233,333
Shares issued for services	1,450,000	145	156,855	-	-	-	-	157,000
Shares issued for compensation	875,000	87	135,663	-	-	-	-	135,750
Shares issued for settlement of due to related parties	1,200,000	120	107,880	-	-	-	-	108,000
Shares issued for cash pursuant to exercise of warrants	500,000	50	74,950	-	-	-	-	75,000
Warrants issued for cash	-	-	260,642	-	-	-	-	260,642
Warrants issued for settlement of due to related parties	-	-	192,000	-	-	-	-	192,000
Warrants issued for services	-	-	44,600	-	-	-	-	44,600
Options issued for services	-	-	82,200	-	-	-	-	82,200
Share issuance costs	-	-	(6,562)	-	-	-	-	(6,562)
Shares to be returned	-	-	-	-	(67,500)	-	-	(67,500)
Other comprehensive loss	-	-	-	-	-	-	77,949	77,949
Net loss, 2008	-	-	-	(3,969,299)	-	-	-	(3,969,299)
Prior period adjustment	-	-	-	(417,477)	-	-	-	(417,477)
Balance, December 31, 2008	84,753,488	8,475	34,771,264	(26,866,389)	(117,500)	-	58,246	7,854,096

Share issued for cash	4,729,198	473	489,232	-	-	-	-	489,705
Shares issued for services	2,490,000	249	347,909	-	-	-	-	348,158
Shares issued for compensation	175,000	18	14,857	-	-	-	-	14,875
Shares issued for property	550,000	55	208,945	-	-	(209,000)	-	-
Warrants issued for cash	-	-	728,771	-	-	-	-	728,771
Warrants issued for services	-	-	1,442,484	-	-	-	-	1,442,484
Options issued for services	-	-	24,134	-	-	-	-	24,134
Share issuance costs	-	-	(54,877)	-	-	-	-	(54,877)
Shares returned	(1,100,000)	(110)	(201,390)	-	117,500	-	-	(84,000)
Accumulated comprehensive loss	-	-	-	-	-	-	(17,742)	(17,742)
Net loss, 2009	-	-	-	(4,869,373)	-	-	-	(4,869,373)
Balance, December 31, 2009	91,597,686	9,160	37,771,329	(31,735,762)	-	(209,000)	40,504	5,876,231

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2011 (continued)

	Common Stock			Deficit
				Accumulated			Accumulated
			Additional	During the			Comprehensive	Total
	Number of		Paid-in	Exploration	Stock	Treasury	Income	Stockholders’
	Shares	Amount	Capital	Stage	Subscription	Stock	(Loss)	Equity
		$	$	$	$	$	$	$

Balance, December 31, 2009 (carried forward)	91,597,686	9,160	37,771,329	(31,735,762)	-	(209,000)	40,504	5,876,231

Share issued for cash	4,038,237	404	468,298	-	-	-	-	468,702
Shares issued for services	3,092,094	309	790,076	-	-	-	-	790,385
Warrants issued for cash	-	-	264,298	-	-	-	-	264,298
Warrants issued for services	-	-	274,067	-	-	-	-	274,067
Share issuance costs	-	-	(26,497)	-	-	-	-	(26,497)
Beneficial conversion feature	-	-	99,841	-	-	-	-	99,841
Accumulated comprehensive loss	-	-	-	-	-	-	(19,150)	(19,150)
Net loss, 2010	-	-	-	(4,318,318)	-	-	-	(4,318,318)
Balance, December 31, 2010	98,728,017	9,873	39,641,412	(36,054,080)	-	(209,000)	21,354	3,409,559

Shares issued for cash	2,812,500	281	249,719	-	-	-	-	250,000
Shares issued for services	1,490,000	149	174,426	-	-	-	-	174,575
Shares issued on conversion of notes	27,736,036	2,774	1,352,849	-	-	-	-	1,355,623
Shares issued for settlement of debt	5,883,896	588	434,085	-	-	-	-	434,673
Shares cancelled	(750,000)	(75)	(83,550)	-	-	-	-	(83,625)
Warrants issued for cash	-	-	80,389	-	-	-	-	80,389
Warrants issued for services	-	-	373,695	-	-	-	-	373,695
Shares issued on financing	500,000	50	24,950	-	-	-	-	25,000
Share issuance costs	-	-	(8,750)	-	-	-	-	(8,750)
Beneficial conversion feature	-	-	1,641,770	-	-	-	-	1,641,770
Accumulated comprehensive loss	-	-	-	-	-	-	93,633	93,633
Net loss, 2011	-	-	-	(3,996,201)	-	-	-	(3,996,201)

Balance, December 31, 2011 (Restated - note 5)	136,400,449	13,640	43,880,995	(40,050,281)	-	(209,000)	114,987	3,750,341

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years ended December 31, 2011 and 2010, and
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2011

			For the period
			from May 9, 1996(date of
	2011		inception) through
	(Restated -		December 31, 2011
	note 5)	2010	(Restated -
			note 5)
Cash flows from operating activities
Net loss	$(3,996,201)	$(4,318,318)	$(40,050,281)
Net loss from discontinued operations	-	-	302,755
Net loss from continuing operations excluding minority interest	(3,996,201)	(4,318,318)	(39,747,526)
Adjustments for:
Depreciation	47,113	92,687	571,953
Net loss from equity investment	710,145	(93,410)	1,280,177
Loss on recognition of embedded derivative	-	(261,000)	-
Interest on convertible notes payable	145,060	-	145,060
Shares issued for services	90,950	790,385	8,564,071
Warrants and options issued for services	264,953	274,067	3,873,165
Amortization of beneficial conversion feature	447,462	99,841	547,303
Write-down of mineral rights	-	2,504,559	3,411,309
Write-down of assets	-	197,810	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivable	(73,257)	-	(88,646)
Deferred expenses	155,208	(80,931)	313,914
Accounts payable	(166,896)	143,304	2,163,443
Accrued liabilities	37,113	(196,828)	315,744
Other	-	-	778,688
Net cash used in operating activities	(2,338,350)	(847,834)	(19,262,096)

Cash flows from investing activities
Investments in mineral rights	-	(15,564)	(1,920,441)
Additional contribution to Sino-Top	(205,366)	65,451	(3,651,555)
Acquisition of plant and equipment	-	-	(981,486)
Other	-	-	4,364,090
Net cash (used in) provided by investing activities	(205,366)	49,887	(2,189,392)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	250,000	733,000	18,147,492
Share issuance costs	(8,750)	(26,497)	(206,686)
Related party loans payable	-	260,256	1,192,922
Repayments of related party payables	(260,256)	-	(722,813)
Minority interest	-	-	253,021
Promissory note payable	-	(350,000)	516,623
Write-down of promissory note payable	-	-	(350,000)
Issuance of convertible notes payable	2,487,094	170,000	2,635,587
Other	-	-	(59,609)
Net cash provided by financing activities	2,468,088	786,759	21,406,537

Effect of exchange rate on cash	93,633	(29,697)	159,519
(Decrease) increase in cash	18,005	(40,885)	114,568
Cash - beginning of period	96,563	137,448	-
Cash - end of period	$114,568	$96,563	$114,568

Supplemental cash flow information (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

1. Nature of Business and Basis of Presentation

Silver Dragon Resources Inc. was incorporated on May 9, 1996 in the State of Delaware and its executive office is in Toronto, Canada. It carries out operations through subsidiaries in Canada and Mexico and an affiliate in China, although operations in Mexico are dormant pending resolution of a lawsuit (see note 16(d)). Silver Dragon Resources Inc. and its subsidiary and affiliate (collectively referred to as “Silver Dragon” or the “Company”) are in the exploration stage as defined by Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 915 “Accounting and Reporting For Development Stage Entities.”

The Company’s strategy is to acquire and develop a portfolio of silver properties in proven silver districts globally. To date, the Company has generated no sales and has devoted its efforts primarily to financing, by issuing common shares and convertible debt, and exploring its properties.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States funds.

2. Going Concern and Exploration Stage Activities

These consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.

At December 31, 2011, the Company had a working capital deficit of $1,750,564 (December 31, 2010 –$1,734,363), had not yet achieved profitable operations, incurred a net loss of $3,996,201 for the year ended December 31, 2011 (2010 – $4,318,318), has accumulated losses of $40,050,281 since its inception, and expects to incur further losses in the development of its business. These factors cast doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations. Management believes that the Company will be able to obtain additional funds by equity or convertible debt financing; however, there is no assurance of additional funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. These consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company were unable to continue as a going concern.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

3. Summary of Significant Accounting Policies

a) Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Silver Dragon Mining De Mexico S.A. de C.V (a Mexican corporation). All significant inter-company balances and transactions have been eliminated on consolidation. The Company’s 40% ownership in Sanhe Sino-Top Resources & Technology, Ltd. (a China corporation) (“Sino-Top”) is recorded on the equity basis.

b) Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Significant areas requiring the use of estimates relate to the estimated useful lives of plant and equipment, valuation of equity investments, and stock-based compensation. Actual results could differ from these estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

c) Cash and cash equivalents

Cash and cash equivalents consist of deposits held in financial institutions and liquid investments with original maturities of three months or less at the time of purchase.

d) Financial instruments

The Company classifies all financial instruments as held-for-trading, loans and receivables, or other financial liabilities. Loans and receivables and other financial liabilities are measured at amortized cost. Instruments classified as held for trading are measured at fair value with unrealized gains and losses recognized in the statement of operations. Debt transaction costs are allocated to the related debt and amortized over the life of the loan using the effective interest method. Equity transaction costs are recorded in equity.

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
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

3. Summary of Significant Accounting Policies, continued

Notes receivable

Notes receivable are initially measured at fair value, including transaction costs, when the Company becomes a party to the contractual arrangement. Interest is accounted for on an accrual basis for amounts advanced until such time that a note receivable is identified as impaired. A note receivable is classified as impaired when, in the opinion of management, there is reasonable doubt as to the ultimate collectability of principal and interest. A provision for estimated losses is recorded when the principal and accrued interest exceed the estimated net underlying estimated value of the security.

e) Derivatives

All contracts that meet the definition of a derivative are recognized on the consolidated balance sheet as either assets or liabilities and initially recorded at fair value. Gains or losses arising from re-measuring derivatives to fair value at each reporting period are to be accounted for either in the consolidated statement of operations or in consolidated other comprehensive loss, depending on the use and designation of the derivative and whether it qualifies for hedge accounting. The key criterion which must be met in order to qualify for hedge accounting is that the derivative must be highly effective in offsetting the change in the fair value or cash flows of the hedged item.

Contracts that meet the criteria for hedge accounting are designated as the hedging instruments hedging the variability of forecasted cash flows from capitalized expenditure and the sale of production into the spot market, and are classified as cash flow hedges. Where a derivative qualifies as a hedging instrument in a cash flow hedge, changes in fair value of the hedging instruments, to the extent effective, are deferred in consolidated other comprehensive loss and reclassified to earnings as product sales or as an adjustment to depreciation expense pertaining to capital expenditure, when the hedge transaction occurs. The ineffective portion of changes in fair value of the cash flow hedging instruments is reported in earnings as gains or losses on non-hedge derivatives in the period in which they occur.

All other contracts not meeting the criteria for the normal purchases and sales on hedge accounting are recorded at their fair value, with changes in value at each reporting period recorded in earnings as gains or losses on non-hedge derivatives.

Cash flows from derivative instruments accounted for as cash flow hedges are included in net cash used by operating activities in the consolidated statements of cash flows. Contracts that contain “off-market” terms that result in the inflow of cash at inception are analogous to borrowing activities and, as such, are treated as financing activities. All current and future cash flows associated with such instruments are classified as financing activities within the consolidated statement of cash flows. Contracts that contain “off-market” terms that result in the outflow of cash at inception are analogous to lending activities and, as such, are treated as investing activities. All current and future cash flows associated with such instruments are classified within the investing activities of the consolidated statement of cash flows.

The estimated fair values of derivatives are determined at discrete points in time based on relevant market information. These estimates are calculated with reference to the market rates using industry standard valuation techniques.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

3. Summary of Significant Accounting Policies, continued

f) Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

  Level 1 – Quoted prices in active markets for identical assets or liabilities.

  Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses the following methods and significant assumptions to estimate fair values:

Notes receivable: The Company evaluates certain notes receivable for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the note receivable agreement. Once a note receivable has been determined to be impaired, it is measured to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the note receivable’s effective interest rate, except that collateral-dependent note receivables may be measured for impairment based on the fair value of the collateral, less cost to sell. If the measure of the impaired note receivable is less than the recorded investment in the loan, a valuation allowance is recognized.

Convertible notes payable: The Company revalues convertible beneficial features on a regular basis, and amortizes the feature over the life of the convertible note payable from the recognition date. The Company evaluates the convertible notes payable for covenant breaches and default events. If a covenant breach or default event is incurred the Company records default interest and other financial obligations in accordance with the signed contractual agreements.

The fair value of cash and cash equivalents is measured using Level 1 inputs.

A portion of the Company’s financial instruments, however, lack an available, or readily determinable, trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

3. Summary of Significant Accounting Policies, continued

g) Mineral rights

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

h) Equity investment

The Company exercises significant influence but does not exercise control over its equity investment, Sino-Top. It is accounted for using the equity method of accounting and is initially recognized at cost. The Company’s share of the entity’s income or loss is recognized in the consolidated statement of operations, and cumulative post-acquisition changes in the investment are adjusted against the carrying amount of the investment. Were the Company’s share of losses on its investment to equal or exceed the carrying amount of the investment, the Company would then only recognize further losses if it incurred obligations or made payments on behalf of the equity investment.

i) Income taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for differences between the accounting and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or receivable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

j) Revenue recognition

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

Interest income is recognized as it is earned and collection is reasonably assured, taking into account the principal outstanding and the effective rate over the period to maturity, when it is determined that such income will accrue to the Company.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

3. Summary of Significant Accounting Policies, continued

k) Plant and equipment

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

l) Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. The computation of diluted loss per share has not been presented as its effect would be anti-dilutive.

m) Asset retirement obligations

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
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

3. Summary of Significant Accounting Policies, continued

n) Impairment of long lived assets

In accordance with ASC 360, “Property, Plant and Equipment”, long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

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

o) Comprehensive Loss

The Company accounts for comprehensive loss in accordance with ASC 220, “Comprehensive Income,” which establishes standards for reporting and presentation of comprehensive loss and its components. Comprehensive loss is presented in the consolidated statements of stockholders’ equity, and consists of net loss and foreign currency translation adjustments.

p) Foreign currency translation

The Company accounts for foreign currency translation pursuant to ASC 830, “Foreign Currency Matters”. The Company’s functional currency is United States dollars. For operations in Mexico, the local currency is the functional currency. All assets and liabilities denominated in Mexican Pesos are translated into United States dollars using the current exchange rate. Revenues and expenses are translated using average exchange rates during the year. Foreign exchange gains or losses are included in consolidated other comprehensive loss for the period. The functional currency of the equity investment in China is United States dollars. Net income or loss recorded on the equity basis is translated using average exchange rates during the year.

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

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 (March 1, 2012 for the Company). The Company does not expect the adoption of ASU 2011-05 to have a material impact on its results of operations, financial condition, or cash flows.

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

5. Restatement Correction of Errors

The following schedule summarizes the impact of the restatement:

Consolidated Balance Sheet

	2011	Adjustments	2011	Notes
	As	$	As
	Previously		Restated
	Reported		$
	$

Notes receivable	2,000,000	(1,025,000)	975,000	(a)
Total assets	9,105,405	(1,025,000)	8,080,405
Accrued liabilities	494,503	(147,924)	346,579	(b)
Convertible notes payable	4,025,629	(735,037)	3,290,592	(a), (b),(c)
Total liabilities	5,213,025	(882,961)	4,330,064
Additional paid-in capital	44,042,425	(161,430)	43,880,995	(c)
Deficit accumulated during the exploration stage	(40,069,672)	19,391	(40,050,281)	(c)
Stockholders’ equity	3,892,380	(142,039)	3,750,341
Total liabilities and stockholders’ equity	9,105,405	(1,025,000)	8,080,405

Consolidated Statement of Operations and Comprehensive Loss

	2011	Adjustments	2011	Cumulative	Notes
	As	$	As	As
	Previously		Restated	Restated
	Reported		$	$
	$

Interest expense	(1,147,416)	19,391	(1,128,025)	(1,601,795)	(c)
Total other income (expenses)	(1,772,008)	19,391	(1,752,617)	(1,654,084)
Loss before income taxes	(4,015,592)	19,391	(3,996,201)	(40,000,547)
Net loss	(4,015,592)	19,391	(3,996,201)	(40,050,281)
Comprehensive loss	(3,921,959)	19,391	(3,902,568)	(39,935,294)

There were no changes to earnings per share as a result of the adjustments.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

5. Restatement Correction of Errors, continued

Consolidated Statement of Cash Flow

	2011	Adjustments	2011	Cumulative	Notes
	As	$	As	As
	Previously		Restated	Restated
	Reported		$	$
	$
Cash flows from operating activities
Net loss	(4,015,592)	19,391	(3,996,201)	(40,050,281)	(c)
Net loss from continuing operations excluding minority interest	(4,015,592)	19,391	(3,996,201)	(39,747,526)	(c)
Adjustments for:
Amortization of beneficial conversion feature	531,369	(83,907)	447,462	547,303	(c)
Changes in non-cash working capital:
Accrued liabilities	185,037	(147,924)	37,113	315,744	(b)
Net cash used in operating activities	(2,125,910)	(212,440)	(2,338,350)	(19,262,096)

Cash flows from financing activities:
Issuance of convertible notes payable	2,274,654	212,440	2,487,094	2,635,587	(a), (b), (c)
Net cash provided by financing activities	2,255,648	212,440	2,468,088	21,406,537

(a)

On April 19, 2011, the Company recorded and disclosed the closing of a convertible financing agreement with a privately held investment firm. The total planned funding was executed through a series of five secured and collateralized promissory notes receivable to the Company and five convertible promissory notes payable to the investor.

The Company had recorded two of the secured and collateralized promissory notes as if they were effective before December 31, 2011 as opposed to when they became effective, subsequent to December 31, 2011.

The Company reversed $1,000,000 of secured and collateralized promissory notes receivable that were not yet executed.

In addition, the Company reclassified $25,000 which was incorrectly included in deferred financing costs.

(b)	The Company reclassified accrued interest of $147,924 from accrued liabilities to convertible notes payable to better reflect the convertible notes payable balance.

(c)

Default provisions within certain notes payable agreements were in violation resulting in the requirement to recognize penalties and interest as the case may be, and which had not been recognized by the Company to comply with the agreed upon terms and conditions as set out in the respective notes payable agreements.

The Company recorded $148,912 for a default on certain terms and covenants of a note payable which occurred on March 1, 2011 resulting in an increase in the stated interest rate from 5% to 12% per annum.

The Company reversed $7,463 to correct interest on a certain note payable.

The Company reversed $66,014 of interest on two notes payable that were not executed prior to December 31, 2011.

The Company reversed $1,050,000 of convertible promissory notes payable that were not yet executed.

An adjustment of $350,000 and $50,000 was made by the Company to de-recognize the associated beneficial conversion features and deferred financing charges, respectively, on the notes payable which were treated as if effective before December 31, 2011.

An adjustment of $109,375 and $11,459 was made by the Company to reverse the accretion recorded on the above mentioned beneficial conversion features and deferred financing charges which were treated as if effective before December 31, 2011.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

5. Restatement Correction of Errors, continued

The Company adjusted for additional beneficial conversion features in the amount of $188,570 not properly recognized on the passing of certain contingencies. The accretion of $26,008 was recorded in conjunction with the beneficial conversion features.

6. Financial Instruments

The carrying value of cash, other receivable, current portion of notes receivable, accounts payable, accrued liabilities, promissory note payable, current portion of convertible notes payable and related party payables approximated their fair value as of December 31, 2011 and December 31, 2010 due to their short-term nature. Management believes that the carrying value of the non-current portion of convertible notes payable and notes receivable approximates their fair value using the present value method.

Interest and Credit Risk

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from its financial instruments.

Currency Risk

While the reporting currency is the United States Dollar, $139,298 of consolidated expenses for the year ended December 31, 2011 are denominated in Mexican Pesos; and $919,425 of consolidated expenses for the year ended December 31, 2011 are denominated in Canadian Dollars. As at December 31, 2011, $917,687 of the net monetary liabilities are denominated in Mexican Pesos; and $54,063 of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

7. Notes Receivable

	2011	2010
Secured Buyer Notes	$1,677,500	$-
Promissory Notes	250,000	-
Secured and Collateralized Promissory Note	1,325,000	-
Total Notes Receivable	3,252,500	-
Less: Current Portion	(2,277,500)	-
Long-term Notes Receivable	$975,000	$-

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

7. Notes Receivable, continued

(a)

On February 15, 2011, the Company entered into a note and warrant purchase agreement (note 11(a)). In consideration the Company received cash of $500,000 and ten secured buyer notes receivable, each in the principal amount of $200,000 bearing interest at 5% per annum, with payment to the Company due on or before the earlier of (i) 49 months from February 15, 2011, or (ii) subject to certain conditions; a series of dates beginning September 15, 2011 and continuing on the 15th of each month thereafter.

On June 10, 2011, the Company agreed to modify the terms of two secured buyer notes receivable which were due on September 15, 2011 and October 15, 2011 in exchange for $271,561 on July 1, 2011, as payment in full of the amounts owed pursuant to the two secured buyer notes receivable. The Company recorded interest expense of $135,781 on the transaction.

As at December 31, 2011, the conditions with respect to the payment due dates were not met (note 19).

(b)

On April 11, 2011, the Company issued a convertible redeemable note payable (note 11 (b)). In consideration the Company received a promissory note receivable for $300,000, bearing interest at 6% per annum and secured by assets pledged as collateral.

On October 12, 2011, the Company received $200,000 and amended the promissory note receivable for the remaining $100,000 due and payable on January 31, 2012. This promissory note receivable was collected in full in the current year.

On December 15, 2011, the Company issued a convertible redeemable note payable (note 11(b)). In consideration the Company received a promissory note receivable for $250,000, bearing interest at 6% per annum and secured by assets pledged as collateral. $125,000 of principal under this note receivable shall be due and payable on June 15, 2012 and the balance of $125,000 of principal and accrued interest shall be due and payable on August 1, 2012.

(c)

On April 19, 2011, the Company issued a convertible promissory note payable (note 11 (c)). In consideration the Company received cash of $625,000 and $375,000 receivable. The receivable is non-interest bearing, unsecured and due after the notice of an effective registration statement (note 19).

On April 20, 2011, the Company issued a convertible promissory note payable (note 11 (c)). In consideration the Company received a secured and collateralized promissory note receivable in the principal amount of $500,000 bearing interest at a onetime charge of 5.25% due April 20, 2014. As at December 31, 2011 the principal balance of $475,000 was outstanding (note 19).

On September 21, 2011, the Company issued a convertible promissory note payable (note 11 (c)). In consideration the Company received a secured and collateralized promissory note receivable in the principal amount of $500,000 bearing interest at a onetime charge of 5.25% due September 21, 2014. As at December 31, 2011 the principal balance of $475,000 was outstanding (note 19).

8. Plant and Equipment, net

			December 31,	December 31,
		Accumulated	2011	2010
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$32,016	$8,543	$12,205
Office equipment	45,720	28,430	17,290	21,610
Leasehold improvements	195,667	177,738	17,929	57,060
	$281,946	$238,184	$43,762	$90,875

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

9. Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China (“Sino Top”)

The Company owns 40% of Sino-Top, whose assets mainly consist of six exploration properties. Erbahuo, a seventh exploration property is controlled by Sino-Top owned by Chifeng Silver Dragon Resources and Technology, Ltd. (“Chifeng”), which is a wholly-owned subsidiary of Sino-Top. The Company has a 21% net interest in the after-tax profits of the Erbahuo Silver Project through a third party mining arrangement.

	2011	2010
Carrying value of investment at December 31, 2010	$4,832,922	$4,804,963
Additional investment and advances	205,366	81,049
Return of funds advanced	-	(146,500)
40% share of net (loss) income for the year ended December 31, 2011	(710,145)	93,410
Carrying value of investment at December 31, 2011	$4,328,143	$4,832,922

Share of (loss) income for the year ending December 31:

	2011	2010
Exploration expenses	$(536,495)	$(1,351,294)
General and administrative expenses	(173,650)	(197,171)
Gain on disposal of properties	-	1,684,096
Income taxes	-	(42,102)
Share of (loss) income for the year (at 40%)	$(710,145)	$93,410

Summarized unaudited financial data of Sino Top for the years ended December 31:

	2011	2010

Revenue	$-	$-
Net (loss) income	$(1,775,363)	$233,525
Current assets	$1,661,003	$3,087,235
Total assets	$2,102,611	$3,243,487
Current liabilities	$5,797,359	$5,382,949
Total liabilities	$5,797,359	$5,382,949

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

10. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 with a carried interest rate of 5% per month, unsecured, and no maturity date. During the year ended December 31, 2011, the Company accrued interest of $99,974 (2010 - $99,974).

11. Convertible Notes Payable

	Secured
	Convertible	Convertible	Convertible
	Promissory	Redeemable	Promissory	Convertible
	Note	Note	Note	Notes	Total

Balance, December 31, 2010	$-	$-	$-	$170,000	$170,000

Issued	2,500,000	768,000	2,000,000	300,000	5,568,000

Deferred Financing Costs Capitalized	266,500	32,000	100,000	-	398,500

Value attributable to Warrants	(189,132)	-	-	-	(189,132)

Beneficial Conversion Feature	(352,239)	(247,322)	(561,458)	(33,286)	(1,194,305)

Interest Accrual	177,304	5,467	45,986	2,065	230,822
Converted	(185,381)	(318,100)	(392,086)	(340,000)	(1,235,567)
Unamortized Financing Costs	(285,246)	(19,700)	(152,780)	-	(457,726)
Balance, December 31, 2011	$ 1,931,806	$ 220,345	$ 1,039,662	$ 98,779	$ 3,290,592

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

11. Convertible Notes Payable, continued

(a)

On February 15, 2011, the Company entered into a note and warrant purchase agreement and issued a secured convertible promissory note payable in the principal amount of $2,766,500 and warrants to purchase 8.6 million common shares of the Company. The secured convertible promissory note payable bears interest at the rate of 5.5% per annum, is due February 15, 2015, and is secured by certain assets of the Company including the buyer notes receivable (note 7(a)). The warrants are exercisable at any time within three years after the date of issuance at an exercise price of $0.50 per share.

The secured convertible note payable is convertible into common stock, at the lender’s option in tranches provided the secured buyer notes payable are paid in full. The secured convertible note payable is convertible at a 30% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion. The Company recognized $431,356 as the beneficial conversion feature and recorded interest expense of $79,092 during the year. The beneficial conversion feature is being amortized over the period ending February 15, 2015.

The lender has agreed to restrict its ability to convert the secured convertible note payable and receive shares of common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.

The Company recorded deferred financing costs in the amount of $266,500 representing the difference between the face value of the secured convertible note payable and the consideration provided. The $266,500 comprises of $251,500 original interest discount, 50,000 common shares and costs of $15,000. In addition the Company incurred transactions costs of $98,615 which were capitalized to deferred financing costs. The deferred financing costs are being charged to interest expense over the term of the secured convertible note payable and amounted to $79,869 in the year.

The warrants were initially valued at $242,090 representing the relative fair value allocation of the warrants. The warrants are being charged to interest expense over the term of the secured convertible note payable and amounted to $52,958 in the year.

On March 1, 2011, the Company defaulted on terms of the secured convertible note payable which required the Company to file with the Securities and Exchange Commission (“SEC”) in a timely manner all required reports. Consequently, the secured convertible note payable and the secured buyer notes receivable (note 7(a)) would be permitted to be offset at the option of the lender and the default interest of 12% per annum would apply to the outstanding balance. Also, upon written notice the entire outstanding balance would be immediately due and payable.

As at December 31, 2011 the principal amount of $2,581,120 remains outstanding (note 19).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

11. Convertible Notes Payable, continued

(b)

On April 11, 2011, the Company issued a convertible redeemable note payable in the principal amount of $100,000. As consideration the Company received cash. The convertible redeemable note payable bears interest at the rate of 6% per annum, is due April 11, 2013, and is unsecured. The convertible redeemable note payable was settled in full during the year through the conversion of common shares.

On April 11, 2011, the Company issued a convertible redeemable note payable in the principal amount of $300,000. As consideration the Company received a promissory note receivable (note 7(b)). The convertible redeemable note payable bears interest at the rate of 6% per annum, is due April 11, 2013, and is unsecured. On April 19, 2011, the Company defaulted on certain terms of the convertible redeemable note payable which placed limits on the Company’s dollar trading volume. The default called for an increase to the interest rate from 6% to 24% per annum. The Company settled the entire balance and accumulated interest in full subsequent to year end (note 19) and the default interest was not paid, as the Company was released of this obligation. As at December 31, 2011 the principal amount of $81,900 remains outstanding.

On December 15, 2011, the Company issued a convertible redeemable note payable in the principal amount of $150,000. As consideration the Company received cash. The convertible redeemable note payable bears interest at the rate of 6% per annum, is due December 15, 2013, and is unsecured. As at December 31, 2011 the principal amount of $150,000 remains outstanding.

On December 15, 2011, the Company issued a convertible redeemable note payable in the principal amount of $250,000. As consideration the Company received a promissory note receivable (note 7(b)). The convertible redeemable note payable bears interest at the rate of 6% per annum, is due December 15, 2013, and is unsecured. As at December 31, 2011 the principal amount of $250,000 remains outstanding.

Each convertible redeemable note payable is convertible into common stock, at the lender’s option at a 30% discount on the lowest close bid price during any four trading days prior to and including the day of conversion. The Company recognized $300,000 as the beneficial conversion feature and recorded interest expense of $52,678 during the year. The beneficial conversion feature is being amortized over the term of the convertible redeemable notes.

Each convertible redeemable note payable reflected an original issue discount of 4% which the Company recorded as deferred financing costs in the amount of $32,000 during the year. In addition the Company incurred transaction costs of $9,600 which were capitalized to deferred financing costs. The deferred financing costs are being charged to interest expense over the term of the convertible redeemable notes payable and amounted to $11,900 in the year.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

11. Convertible Notes Payable, continued

(c)

On April 19, 2011, the Company issued a convertible promissory note payable in the principal amount of $1,050,000. As consideration the Company received cash of $625,000 and a $375,000 receivable due after May 19, 2011, representing the notice of an effective registration statement. The convertible promissory note payable bears interest one time at the rate of 5% on the principal amount, is due April 19, 2014, and is secured by the registration of 12,000,000 common shares. As at December 31, 2011 the principal amount of $657,915 remains outstanding.

On April 20, 2011, the Company issued a convertible promissory note payable in the principal amount of $525,000. As consideration the Company received a secured and collateralized promissory note receivable (note 7(c)). The convertible promissory note payable bears interest one time at the rate of 5% on the principal amount, is due April 20, 2014, and is secured by the cash, money market and marketable securities totaling $475,000. As at December 31, 2011 the principal amount of $525,000 remains outstanding.

On September 21, 2011, the Company issued a convertible promissory note payable in the principal amount of $525,000. As consideration the Company received a secured and collateralized promissory note receivable (note 7(c)). The convertible promissory note payable bears interest one time at the rate of 5% on the principal amount, is due September 21, 2014, and is secured by the cash, money market and marketable securities totaling $475,000. As at December 31, 2011 the principal amount of $525,000 remains outstanding.

Each convertible promissory note payable is convertible into common stock, at the lender’s option, at a 25% discount on the average of the three lowest closing prices during the 20 trading day period prior to conversion. The Company recognized $700,000 as the beneficial conversion feature in accordance with ASC 470 Debt and recorded interest expense of $138,542 during the year. The beneficial conversion feature is being amortized over the term of the convertible promissory notes payable.

The lender has agreed to restrict its ability to convert the convertible promissory notes payable and receive shares of common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The Company recorded deferred financing costs in the amount of $100,000 representing the difference between the face value of the secured convertible note payable and the consideration provided. In addition the Company incurred transactions costs of $95,556 which were capitalized to deferred financing costs. The deferred financing costs are being charged to interest expense over the term of the secured convertible note payable and amounted to $42,776 in the year.

(d)

On June 18, 2010, the Company issued a convertible note payable in the principal amount of $75,000, which was settled in full on January 25, 2011 (note 13). The convertible note payable bears interest at the rate of 8% per annum, is due March 21, 2011, and is unsecured. The convertible note payable is convertible into common stock, at the lender’s option, at a 37% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

11. Convertible Notes Payable, continued

On July 20, 2010, the Company issued a convertible note payable in the principal amount of $45,000, which was settled in full on February 15, 2011 (note 13). The convertible note payable bears interest at the rate of 8% per annum, is due April 22, 2011, and is unsecured. The convertible note payable is convertible into common stock, at the lender’s option, at a 37% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

On November 9, 2010, the Company issued a convertible note payable in the principal amount of $50,000, which was settled in full on May 27, 2011 (note 13). The convertible note payable bears interest at the rate of 8% per annum, is due August 11, 2011, and is unsecured. The convertible note payable is convertible into common stock, at the lender’s option, at a 37% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

On January 11, 2011, the Company issued a convertible note payable in the principal amount of $65,000, which was settled in full on July 25, 2011 (note 13). The convertible note payable bears interest at the rate of 8% per annum, is due October 13, 2011, and is unsecured. The convertible note payable is convertible into common stock, at the lender’s option, at a 37% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

On March 1, 2011 the Company issued a convertible note payable in the principal amount of $55,000, which was settled in full on September 27, 2011 (note 13). The convertible note payable bears interest at the rate of 8% per annum, is due December 2, 2011, and is unsecured. The convertible note payable is convertible into common stock, at the lender’s option, at a 37% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

On April 8, 2011, the Company issued a convertible note payable in the principal amount of $50,000, which was settled in full on October 27, 2011 (note 13). The convertible note payable bears interest at the rate of 8% per annum, is due January 12, 2012, and is unsecured. The convertible note payable is convertible into common stock, at the lender’s option, at a 37% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

On August 24, 2011, the Company issued a convertible note payable in the principal amount of $55,000. The convertible note payable bears interest at the rate of 8% per annum, is due May 29, 2012 and is unsecured. The convertible note payable is convertible into common stock, at the lender’s option, at a 30% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

On November 30, 2011, the Company issued a convertible note payable in the principal amount of $75,000. The convertible note payable bears interest at the rate of 8% per annum, is due September 5, 2012, and is unsecured. The convertible note payable is convertible into common stock, at the lender’s option, at a 30% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

The lender has agreed to restrict its ability to convert the convertible promissory notes payable and receive shares of common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The Company recognized $146,693 (2010 - $99,841) as the beneficial conversion feature and recorded interest expense of $113,407 (2010 - $52,281) during the year. The beneficial conversion feature is being amortized over the term of the convertible promissory notes payable.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

12. Related Party Transactions and Balances

	December 31, 2011	December 31, 2010
Unpaid remuneration	$-	$213,040
Advances	-	47,216
	$-	$260,256

During the year ended December 31, 2011, the Company incurred $360,688 (2010 - $216,000) in management fees paid to a company controlled by a director for his services as chief executive officer. The amount is non-interest bearing, due on demand and unsecured.

These transactions were in the normal course of operations and have been recorded at the exchange amounts which the parties believe to be fair value.

13. Capital Stock

On January 22, 2010, the Company issued warrants to an organization to purchase 200,000 shares of the Company’s restricted common stock at an exercise price of $0.50, exercisable for a period of three years from the contract date. The warrants were issued pursuant to a consulting agreement dated January 22, 2010, for fair value of $39,380.

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

On March 1, 2010, the Company issued 25,000 shares of the Company’s restricted common stock to a company, pursuant to the investor relations agreement dated February 1, 2010, for fair value of $7,500.

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

On April 1, 2010, the Company issued 25,000 shares of the Company’s restricted common stock to a company, pursuant to the investor relations agreement dated February 1, 2010, for fair value of $7,000.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

13. Capital Stock, continued

On April 12, 2010, the Company made an addendum to a consulting agreement dated January 22, 2010 and issued additional warrants to an organization to purchase 180,000 shares of the Company’s restricted common stock at an exercise price of $0.50, exercisable for a period of one year from the date of issuance, for fair value of $21,834.

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

On May 1, 2010, the Company issued 25,000 shares of the Company’s restricted common stock to a company, pursuant to the investor relations agreement dated February 1, 2010, for fair value of $8,000.

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

On June 1, 2010, the Company issued 375,000 of the Company’s restricted common stock to an individual, pursuant to a one-year accounting services contract, for fair value of $75,000.

On June 23, 2010, the Company issued 300,000 shares of the Company’s restricted common stock to a company, pursuant to the investor relations agreement dated June 23, 2010, for fair value of $74,850.

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

On September 21, 2010, the Company issued 25,000 of the Company’s restricted common stock to an individual, pursuant to an employment agreement dated September 21, 2010, for fair value of $6,250.

On September 28, 2010, the Company issued warrants to a Director to purchase 200,000 shares of the Company’s restricted common stock at an exercise price of $0.25, exercisable for a period of three years from the contract date. The warrants were issued pursuant to the appointment of the Director to the Company’s Board of Directors, for fair value of $32,704.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

13. Capital Stock, continued

On October 1, 2010, the Company issued 300,000 shares of the Company’s restricted common stock to a company, pursuant to an investor relations agreement dated October 1, 2010, for fair value of $79,500.

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

On October 6, 2010, the Company issued 1,000,000 shares of the Company’s restricted common stock to a Director, pursuant to the renewal of an employment agreement dated October 6, 2010, for fair value of $279,000.

On October 7, 2010, the Company issued warrants to an individual to purchase 50,000 shares of the Company’s restricted common stock at an exercise price of $0.25, exercisable for a period of two years from the contract date. The warrants were issued pursuant to a consulting agreement dated October 7, 2010, for fair value of $7,754.

On October 7, 2010, the Company issued 50,000 shares of the Company’s restricted common stock to an individual, pursuant to an employment agreement dated October 7, 2010, for fair value of $13,000. The Company also issued warrants to purchase 200,000 shares of the Company’s restricted common stock at an exercise price of $0.25, exercisable for a period of one year from the contract date, for fair value of $31,015.

On October 8, 2010, the Company issued 100,000 shares of the Company’s restricted common stock to an individual as well as warrants to purchase 200,000 shares of the Company’s restricted common stock at an exercise price of $0.27, exercisable for a period of two years from the date of issuance. The shares and warrants were issued pursuant to the appointment of the individual to the Strategic Advisory Board of the Company on October 8, 2010, for fair value of $27,000 and $31,770, respectively.

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

On February 15, 2011 the Company issued 8.6 million share purchase warrants to an accredited investor, as part of a financing arrangement (note 11(a)) at an exercise price of $0.50 for a period of three years from the date of issuance.

On February 17, 2011, the Company issued 250,000 share purchase warrants to an accredited investor at an exercise price of $0.07 exercisable for a period of one year from the date of issuance.

On February 23, 2011, the Company issued 100,000 shares of restricted common stock to an officer of the Company pursuant to an addendum to an agreement signed October 7, 2010, for fair value of $12,400.

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

On May 27, 2011, the Company closed a private placement and issued 1,250,000 units at $0.10 per unit for a total of $125,000. Each unit is comprised of one common share and one common share purchase warrant. Each warrant of this type being exercisable for a period of 12 months to acquire one common share at an exercise price of $0.20.

On May 27, 2011, the Company issued 1,250,000 warrants exercisable for a period of 24 months to acquire one common share at an exercise price of $0.50.

On June 16, 2011, the Company issued 50,000 shares of restricted common stock for services provided in connection with investor relations, for fair value of $5,000.

On June 16, 2011, the Company issued 100,000 common share warrants to a consultant, for services provided, at an exercise price of $0.12 exercisable for a period of one year from the date of issuance, for fair value of $3,946.

On August 10, 2011, the Company issued 100,000 common share warrants to an employee at an exercise price of $0.15 exercisable for a period of two years from the date of issuance, for fair value of $6,139.

On December 8, 2011, the Company issued 1,562,500 shares to three accredited investors at $0.08 per unit, for fair value of $125,000.

During the year ended December 31, 2011, the Company issued 5,010,000 shares to an accredited investor pursuant to the conversion of a note of $185,381 principal and $103,105 interest (note 11(a)).

During the year ended December 31, 2011, the Company issued a total of 9,827,252 shares to an accredited investor to convert two outstanding notes payable totaling $318,100 principal and interest of $3,353 (note 11(b)).

During the year ended December 31, 2011, the Company issued 6,350,000 free trading shares to an accredited investor pursuant to the conversion of a note with a balance of $392,086 principal (note 11(c)).

During the year ended December 31, 2011, the Company issued a total of 6,548,784 shares to an accredited investor to convert six outstanding notes payable totaling $340,000 principle and accrued interest of $13,600 (note 11(d)).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

13. Capital Stock, continued

Warrants

As at December 31, 2011, 22,978,000 warrants were outstanding, having an exercise price between $0.07 and $5.00 per share with an average remaining contractual life of 1.89 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2009	15,814,198	$0.58
Issued during the year ended December 31, 2010	6,018,237	0.40
Expired during the year ended December 31, 2010	(6,614,198)	(0.50)
Balance, December 31, 2010	15,218,237	$0.55
Issued during the year ended December 31, 2011	12,960,000	0.41
Expired during the year ended December 31, 2011	(5,200,237)	(0.49)
Balance, December 31, 2011	22,978,000	$0.48

As at December 31, 2011, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.07 - $1.00	21,778,000	1.95 years	$0.43
$1.01 - $2.00	1,000,000	0.95 years	$1.25
$2.01 - $5.00	200,000	0.17 years	$2.75

Options

As at December 31, 2010, nil options were outstanding.

	Number of	Weighted average
	options	exercise price
Balance, December 31, 2009	800,000	$0.18
Exercised during the year ended December 31, 2010	(100,000)	0.10
Expired during the year ended December 31, 2010	(500,000)	0.23
Forfeited during the year ended December 31, 2010	(200,000)	0.10
Balance, December 31, 2010	-	$-

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

14. Supplemental Cash Flow Information

Issuance of convertible notes payable

	December 31,	December 31,	For the period
	2011	2010	from May 15, 1996(date of
			inception) through
			December 31, 2011
			(Unaudited)
Issuance of convertible notes payable	$4,190,000	$-	$4,190,000
Cash advances	1,510,000	170,000	1,658,493
Interest accrued	230,822		230,822
Notes receivable	(4,102,500)	-	(4,102,500)
Cash repayments on notes receivable	850,000	-	850,000
Deferred charges	(191,228)	-	(191,228)
	$2,487,094	170,000	2,635,587

For the year ended December 31, 2011 there were no cash payments or receipts for income taxes (2010 - $nil). Cash payments for interest expense amounted to $nil (2010 - $nil).

15. Income Taxes

The Company’s income tax provision has been calculated as follows:

	2011	2010

Loss before income taxes	$(3,996,201)	$(4,318,318)
Deferred: Expected tax income tax recovery at the combined average statutory rates of 32.54% (2010 – 33.88%)	(1,300,296)	(1,462,838)
Permanent differences	415,797	(256,159)
Change in valuation allowance	884,499	1,206,649
Provision for income taxes	$-	$-

The following summarizes the principal temporary differences and related future tax:

Losses carried forward	$10,122,662	$9,238,163
Valuation allowance	(10,122,662)	(9,238,163)
Deferred income tax asset	$-	$-

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes tax asset benefits for net operating losses carried forward.

Potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it will more likely than not utilize the net operating losses carried forward in future years.

The Company’s tax returns have not yet been filed and when they are filed they will be subject to audit and potential penalties and reassessment by taxation authorities. The outcome of the audits cannot be reasonably determined and the potential impact on the consolidated financial statements is not determinable.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

16. Commitments and Contingencies

(a)

In 2007, the Company entered into a five year lease agreement for office, which ends March 31, 2012. On December 19, 2011, the Company entered into a three year lease agreement for office, which commences June 1, 2012 and ends May 31, 2015. The future minimum commitment under the lease obligations for office premises are as follows:

2012	$73,114
2013	60,355
2014	60,355
2015	15,089
$208,913

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

(b)	The Company has committed to provide capital contributions to cover expenses proportionate to its equity interest in Sino-Top.

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

17. Segmented Information

The Company uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s management reporting structure provides for only one segment: exploration of mines.

The regions and countries in which the Company had identifiable assets and revenues are presented in the following table. Identifiable assets are those that can be directly associated with a geographic area.

As at December 31, 2011	Corporate	Mexico		China	Total
	(Restated -				(Restated -
	note 5)				note 5)

Equity investment	$-	$-		$4,328,143	$4,328,143
Notes receivable	$3,252,500	$-	$		$3,252,500
Total assets	$3,751,665	$597		$4,328,143	$8,080,405

Year ended December 31, 2011	Corporate	Mexico		China	Total
	(Restated -				(Restated -
	note 5)				note 5)

Revenues	$-	$-		$-	$-
Depreciation	$47,113	$-		$-	$47,113
Loss before income tax	$(3,146,758)	$(139,298)		$(710,145)	$(3,996,201)

As at December 31, 2010	Corporate	Mexico		China	Total

Equity investment	$-	$-		$4,832,922	$4,832,922
Notes receivable	$-	$-	$		$-
Total assets	$609,859	$962		$4,832,922	$5,443,743

Year ended December 31, 2010	Corporate	Mexico			Total

Revenues	$-	$-	$		$-
Depreciation	$54,008	$38,679	$		$92,687
Loss before income tax	$(1,889,519)	$(2,335,389)		$(93,410)	$(4,318,318)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

18. Supplemental Disclosure

In the Consolidated Statements of Operations and Comprehensive Loss, for the period from May 9, 1996 (date of inception) to December 31, 2011, non-recurring items consist of the following:

	December	December	For the period
	31, 2011	31, 2010	from May 9,
			1996(date of
			inception)
			through
			December 31,
			2011
			(Unaudited)
Non-recurring items
Revenue	$-	$-	$64,888
Cost of Revenue	-	-	(74,482)
Settlement with Cyber Entertainment, Inc.			(60,000)
Development (non-mining)	-	-	(80,000)
Loss on disposal of asset	-	-	(15,371)
Loss on investment	-	-	(158,939)
Loss on sale of marketable securities	-	-	(389,365)
	-	-	(713,269)

19. Subsequent Events

On January 27, 2012, the Company issued a convertible promissory note payable in the principal amount of $42,500. The convertible note payable bears interest at 8% per annum, is due October 31, 2012, and is unsecured. The convertible note payable is convertible into common stock, at the lender’s option, at a 30% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

On January 31, 2012, the Company agreed to modify the terms of certain secured buyer notes receivable which were due between November 15, 2011 and April 15, 2012 in exchange for $800,000 as payment in full of the amounts owed pursuant to certain secured buyer notes receivable. The note due on April 15, 2012 was partially redeemed. The remaining balance was redeemed on July 19, 2012.

On February 3, 2012, the Company issued 357,143 shares of the Company’s restricted common stock for legal services rendered, for fair value of $20,000.

On February 10, 2012, the Company issued a convertible redeemable note payable in the principal amount of $150,000. As consideration the Company received cash. The convertible redeemable note payable bears interest at the rate of 6% per annum, is due February 10, 2014, and is unsecured. On February 10, 2012, the Company defaulted on certain terms of the convertible redeemable note payable which required the Company to reserve a bank of 12,000,000 shares. The default called for an increase to the interest rate from 6% to 24% per annum.

On February 10, 2012 the Company issued a convertible redeemable note payable (note 11(b)). In consideration the Company received a promissory note receivable for $200,000, bearing interest at 6% per annum and secured by assets pledged as collateral. $100,000 of principal under this note receivable were due and payable on September 1, 2012 and the balance of $100,000 of principal and accrued interest were due and payable on November 1, 2012.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

19. Subsequent Events, continued

On February 10, 2012, the Company issued a convertible redeemable note payable in the principal amount of $200,000. As consideration the Company received a promissory note receivable (note 7(b)). The convertible redeemable note payable bears interest at the rate of 6% per annum, is due February 10, 2014, and is unsecured. On February 10, 2012, the Company defaulted on certain terms of the convertible redeemable note payable which required the Company to reserve a bank of 12,000,000 shares. The default called for an increase to the interest rate from 6% to 24% per annum.

On February 15, 2012, the Company issued 100,000 shares of the Company’s restricted common stock to an individual for services rendered, for fair value of $6,000.

On March 15, 2012, the Company issued a convertible promissory note payable in the principal amount of $51,000. The convertible note payable bears interest at 8% per annum, is due December 19, 2012 and is unsecured The convertible note payable is convertible into common stock, at the lender’s option, at a 30% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

On March 22, 2012, the Company issued 2,225,000 common share purchase warrants to directors and employees for services rendered at an exercise price of $0.06 exercisable for a period of three years from the date of issuance, for fair value of $117,925.

On April 10, 2012, the Company issued 700,000 shares of the Company’s restricted common stock to an accredited investor pursuant to a private placement at $0.03 per unit, for fair value of $21,000.

On May 16, 2012, the Company issued a convertible promissory note payable in the principal amount of $42,500. The convertible note payable bears interest at 8% per annum, is due February 21, 2013 and is unsecured The convertible note payable is convertible into common stock, at the lender’s option, at a 30% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

On April 25, 2012, the Company entered into an amendment to cancel the remaining convertible promissory note payable that was issued on April 19, 2011(note 11(c)) and the $375,000 receivable (note 7(c)).

On April 26, 2012, the Company issued a convertible promissory note payable in the principal amount of $525,000. As consideration the Company received a $500,000 secured and collateralized promissory note receivable. The convertible promissory note payable bears interest one time at the rate of 5% on the principal amount and is due April 26, 2015. The convertible promissory note payable is convertible into common stock, at the lender’s option at a 25% discount on the average of the three lowest closing prices during the 20 trading day period prior to conversion. The secured and collateralized promissory note receivable bears interest at a one time charge of 5.25% due April 26, 2015.

In May 2012, the Company entered into an agreement to sell its 70% beneficial interest in Chifeng to a private Chinese investor for RMB7.4 million or $1,164,020 of which RMB6.0 million or $943,306 was received.

On June 15, 2012, the Company settled a convertible redeemable note payable and a promissory note receivable on a net basis that were issued December 15, 2011 in the amount of $250,000.

On July 16, 2012, the Company entered into a forbearance agreement to commence the settlement process of certain notes receivable and convertible promissory notes payable.

On July 16, 2012, the Company entered into a standstill agreement to commence the settlement process of certain notes receivable and convertible promissory notes payable.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

19. Subsequent Events, continued

On August 22, 2012, the Company issued 15,776,225 common shares pursuant to the conversion of convertible promissory notes payable of $42,500 principle and $1,700 interest.

On August 23, 2012, the Company agreed with an investor to accelerate two payments of $60,000 for a total of $120,000 in exchange for redeeming $200,000 of notes receivable. $100,000 of the note receivable that was due on May 15, 2012 was redeemed with the remaining balance due on or before September 22, 2012.

On September 17, 2012 the SEC imposed a temporary trading suspension on the Company.

On October 4, 2012, Company agreed with an investor to redeem the outstanding balance on a note receivable with two payments of $30,000, subject to certain conditions. Only $30,000 of the note receivable was redeemed and the remaining balance was not paid, due to the conditions not being met. In addition, the Company entered into a forbearance agreement to commence the settlement process of certain notes receivable and convertible promissory notes payable.

In November and December, 2012, the Company entered into letters of agreement with the holders of all of the convertible notes, pursuant to which the Company agrees to pay $2,869,133 (the “Payoff Amount”) on or before March 31, 2013 (the “Payoff Date”), such payment will constitute payment in full of any and all obligations due and owing under the convertible note and certain other agreements between the parties (collectively, the “Transaction Documents”).

In consideration of the foregoing, the lenders agreed, from the date of the letter of agreement through the Payoff Date, to forbear from exercising any right or remedy in respect of the Transaction Documents, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. If the Payoff Amount is not paid by the Payoff Date, the lender’s agreements shall be deemed canceled. The parties have also agreed to a mutual release of claims.

After the year ended December 31, 2011, the Company issued 37,638,219 common shares pursuant to the conversion of a note of $513,944 principal and $107,616 interest (note 11(a)).

After the year ended December 31, 2011, the Company issued 10,344,198 common shares pursuant to the conversion of a note of $110,400 principal and $2,683 interest (note 11(b)).

After the year ended December 31, 2011, the Company issued 46,242,798 common shares pursuant to the conversion of a note of $609,687 principal and $64,063 interest (note 11(c)).

After the year ended December 31, 2011, the Company issued 20,440,579 common shares pursuant to the conversion of notes of $130,000 principal and $5,200 interest (note 11(d)).

In April 2013, the Company extended the Payoff Date from March 31, 2013 to June 30, 2013.

20. Comparative Figures

Certain items in the prior year have been reclassified to conform to the presentation adopted in 2011.

