Form 10-Q/A
period 2012-03-31
Silver Dragon Resources Inc.
filed 2013-04-17
CIK 1017290

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

Commission File Number: 0-29657

SILVER DRAGON RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0727323
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

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
Yes [   ] No [X]

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

EXPLANATORY NOTE

Silver Dragon Resources Inc. (the “Company” or “we” or “Silver Dragon”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (this “Amendment”) to (i) revise the disclosure in our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Original Form 10-Q”) in order to comply with Industry Guide 7 promulgated by the United States Securities and Exchange Commission (the “SEC”), (ii) include restated financial statements for the periods ended March 31, 2012 and 2011 (the “Financial Restatement”, and the original financial statements included in the Original Form 10-Q being referred to herein as the “Original Financials”), (iii) make corresponding changes to other disclosures, (iv) provide additional disclosures that were required to be disclosed in our Original Form 10-Q, and (v) enhance overall readability and organization. As a result of the Company’s discovery of a number of errors in the Original Financials, the Company determined that changes were needed to the Original Financials. Specifically, the Original Financials contained errors in connection with the Company’s convertible financing arrangements, including the following:

  in connection with a convertible financing arrangement, the Company had recorded certain secured and collateralized promissory notes that either became effective subsequent to March 31, 2012 or have not become effective, as if they were effective before March 31, 2012; and

  default provisions within certain notes payable agreements were in violation resulting in the requirement to recognize penalties and interest as the case may be, and which had not been recognized by the Company.

For more information concerning the Financial Restatement, please refer to Note 4 to the financial statements for the periods ended March 31, 2012 and 2011 included in this Amendment, and Note 5 to the financial statements for the years ended December 31, 2011 and 2010 included in Amendment No. 1 to our Annual Report on Form 10-K, which is being filed concurrently herewith.

In addition, we are including in this Amendment (i) currently dated certifications from our principal executive, financial and accounting officer, as required, in Exhibits 31.1 and 31.2, (ii) additional exhibits and (iii) updated signature pages. Except as expressly set forth herein, this Amendment does not otherwise revise or restate the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q.

SILVER DRAGON RESOURCES INC.

INDEX TO FORM 10-Q/A

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2012

RESTATED

(EXPRESSED IN UNITED STATES FUNDS)

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2012	2011
	(Restated -	Restated
	note 4)
ASSETS
Current assets
Cash	$68,959	$114,568
Other receivable	26,845	12,474
Notes receivable (note 6)	1,304,485	2,277,500
Deferred expenses	87,479	75,500
Prepaid expenses	45,868	99,458
Total current assets	1,533,636	2,579,500

Notes receivable (note 6)	800,000	975,000
Deferred expenses	140,000	154,000
Plant and equipment, net (note 7)	229,970	43,762
Equity investment (note 8)	4,964,643	4,328,143

Total assets	$7,668,249	$8,080,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$581,908	$526,270
Accrued liabilities	346,264	346,579
Promissory note payable (note 9)	166,623	166,623
Convertible notes payable (note 10)	2,467,357	3,290,592
Total liabilities	3,562,152	4,330,064

Capital stock (note 12)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized (2011 – 300,000,000), 169,803,092 shares issued and outstanding (2011 – 136,400,449 issued and outstanding)	16,981	13,640
Additional paid-in capital (note 12)	45,728,102	43,880,995
Treasury (550,000 shares)	(209,000)	(209,000)
Deficit accumulated during the exploration stage	(41,529,302)	(40,050,281)
Accumulated comprehensive income	99,316	114,987
Stockholders’ equity	4,106,097	3,750,341

Total liabilities and stockholders’ equity	$7,668,249	$8,080,405

Going concern (note 2)

Commitments and contingencies (note 14)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three-month periods ended March 31, 2012 and 2011 and
Cumulative for the period from May 9, 1996 (date of inception) to March 31, 2012
(Unaudited)

	March 31,	March 31,	For the period
	2012	2011	from May 9,
	(Restated -		1996(date of
	note 4)		inception) to
			March 31, 2012
			(Restated -
			note 4)
Operating expenses
Exploration	$–	$–	$7,174,048
General and administrative	506,655	588,601	28,437,031
Write-off of Mexican assets	–	–	3,242,039
Total operating expenses	506,655	588,601	38,853,118
Loss from operations	(506,655)	(588,601)	(38,853,118)

Other (expenses) income
Interest expense and loss on settlement	(844,838)	(93,835)	(2,446,633)
Interest income	10,987	–	96,540
Net loss on equity investment	(138,515)	(52,261)	(1,418,692)
Forgiveness of debt	–	–	38,871
Gain on sale of interest of subsidiary		–	1,816,733
Non-recurring items	–	–	(713,269)
Total other expenses	(972,366)	(146,096)	(2,626,450)

Loss before income taxes	(1,479,021)	(734,697)	(41,479,568)
Provision for income taxes	–	–	–

Net loss from continuing operations, after tax	(1,479,021)	(734,697)	(41,479,568)
Minority interest	–	–	253,021
Loss from discontinued operations (net of tax)	–	–	(302,755)

Net loss	(1,479,021)	(734,697)	(41,529,302)
Other comprehensive loss
Foreign exchange (loss) gain	(15,671)	(24,165)	99, 316

Comprehensive loss	$(1,494,692)	$(758,862)	$(41,429,986)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding- basic and diluted	150,721,007	100,130,353

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Stockholders’ Equity
For the three-month periods ended March 31, 2012 and year end December 31, 2011
(Unaudited)

	Common Stock		Additional	Deficit	Treasury	Accumulated	Total
	Number of	Amount	Paid-in	Accumulated	Stock	Comprehensive	Stockholders'
	Shares	$	Capital	During the	$	Income	Equity
			$	Exploration		(Loss)	$
				Stage		$
				$

Balance, December 31, 2010	98,728,017	9,873	39,641,412	(36,054,080)	(209,000)	21,354	3,409,559

Shares issued for cash	2,812,500	281	249,719	-	-	-	250,000
Shares issued for services	1,490,000	149	174,426	-	-	-	174,575
Shares issued on conversion of notes	27,736,036	2,774	1,352,849	-	-	-	1,355,623
Shares issued for settlement of debt	5,883,896	588	434,085	-	-	-	434,673
Shares cancelled	(750,000)	(75)	(83,550)	-	-	-	(83,625)
Warrants issued for cash	-	-	80,389	-	-	-	80,389
Warrants issued for services	-	-	373,695	-	-	-	373,695
Shares issued on financing	500,000	50	24,950	-	-	-	25,000
Share issuance costs	-	-	(8,750)	-	-	-	(8,750)
Beneficial conversion feature	-	-	1,641,770	-	-	-	1,641,770
Accumulated comprehensive loss	-	-	-	-	-	93,633	93,633
Net loss, 2011	-	-	-	(3,996,201)	-	-	(3,996,201)
Balance, December 31, 2011 Restated	136,400,449	13,640	43,880,995	(40,050,281)	(209,000)	114,987	3,750,341

Shares issued for services	457,143	46	25,954	-	-	-	26,000
Shares issued on conversion of notes	32,945,500	3,295	1,023,361	-	-	-	1,026,656
Warrants issued for services	-	-	117,925	-	-	-	117,925
Beneficial conversion feature	-	-	679,867	-	-	-	679,867
Accumulated comprehensive loss	-	-	-	-	-	(15,671)	(15,671)
Net loss, 2012	-	-	-	(1,479,021)	-	-	(1,479,021)
Balance, March 31, 2012 (Restated – note 4)	169,803,092	16,981	45,578,102	(41,529,302)	(209,000)	99,316	4,106,097

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2012 and 2011 and
Cumulative for the period from May 9, 1996 (date of inception) to March 31, 2012
(Unaudited)

			For the period
			from May 9, 1996(date
			of inception) through
	March 31,		March 31, 2012
	2012
	(Restated -	March 31,	(Restated -
	note 4)	2011	note 4)

Cash flows from operating activities
Net loss	$(1,479,021)	$(734,697)	$(41,529,302)
Net loss from discontinued operations	-	-	302,755
Net loss from continuing operations excluding minority interest	(1,479,021)	(734,697)	(41,226,547)
Adjustments for:
Depreciation	11,288	16,019	583,241
Net loss from equity investment	138,515	52,261	1,418,692
Interest on convertible notes payable	58,083	4,800	203,143
Shares issued for services	26,000	19,300	8,590,071
Warrants and options issued for services	117,925	129,085	3,991,090
Amortization of beneficial conversion feature	273,966	29,516	821,269
Write-down of mineral rights	-	-	3,411,309
Write-down of assets	-	-	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivable	(14,371)	-	(103,017)
Prepaid expenses	53,590	-	53,590
Deferred expenses	2,021	26,071	315,935
Accounts payable	55,637	22,649	2,219,080
Accrued liabilities	(315)	54,994	315,429
Other	-	-	778,688
Net cash used in operating activities	(756,682)	(380,002)	(20,018,778)
Cash flows from investing activities
Investments in mineral rights	-	-	(1,920,441)
Additional contribution to Sino-Top	(775,015)	-	(4,426,570)
Acquisition of plant and equipment	(197,495)	-	(1,178,981)
Other	-	-	4,364,090
Net cash used in investing activities	(972,510)	-	(3,161,902)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	-	18,147,492
Share issuance costs	-	-	(206,686)
Related party loans payable	-	-	1,192,922
Repayments of related party payables	-	(167,686)	(722,813)
Minority interest	-	-	253,021
Promissory note payable	-	-	516,623
Write-down of promissory note payable	-	-	(350,000)
Issuance of convertible notes payable	1,699,254	553,840	4,334,841
Other	-	-	(59,609)
Net cash provided by financing activities	1,699,254	386,154	23,105,791
Effect of exchange rate on cash	(15,671)	(24,165)	143,848
(Decrease) increase in cash	(45,609)	(18,013)	68,959
Cash - beginning of period	114,568	96,563	-
Cash - end of period	$68,959	$78,550	$68,959

Supplemental cash flow information (note 13)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

1. Nature of Business and Basis of Presentation

Silver Dragon Resources Inc. was incorporated on May 9, 1996 in the State of Delaware and its executive office is in Toronto, Canada. It carries out operations in Canada, Mexico and China. Silver Dragon Resources Inc. and its subsidiary and affiliate (collectively referred to as “Silver Dragon” or the “Company”) are in the exploration stage as defined by Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 915 “Accounting and Reporting For Development Stage Entities”.

The Company’s strategy is to acquire and develop a portfolio of silver properties in proven silver districts globally. To date, the Company has generated no sales and has devoted its efforts primarily to financing, by issuing common shares and convertible debt, and exploring its properties.

The accompanying interim condensed consolidated financial statements of the Company have been prepared following accounting principles generally accepted in the United States (“US GAAP”), are expressed in United States funds, and pursuant to the regulations of the Securities and Exchange Commission (“SEC”) for interim condensed financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. These interim condensed consolidated financial statements should be read in conjunction with the restated consolidated financial statements of the Company for the fiscal year ended December 31, 2011 filed in the Company’s Annual Report on Form 10-K/A.

2. Going Concern and Exploration Stage Activities

These interim condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.

At March 31, 2012, the Company had working capital deficit of $2,028,516 (December 31, 2011 – $1,750,564), has not yet achieved profitable operations, incurred a net loss of $1,479,021 for the three-month period ended March 31, 2012 (2011 -$734,697), has accumulated losses of $41,529,302 since its inception, and expects to incur further losses in the development of its business. These factors cast doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations. Management believes that the Company will be able to obtain additional funds by equity or convertible debt financing; however, there is no assurance of additional funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company were unable to continue as a going concern.

3. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the period ended March 30, 2012, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

4. Restatement Correction of Errors

The following schedule summarizes the impact of the restatement:

Interim Condensed Consolidated Balance Sheet

	March 31,		March 31,,
	2012		2012
	As Previously		As
	Reported	Adjustments	Restated
	$	$	$	Notes
Notes receivable – current	1,020,595	283,890	1,304,485	(c), (d)
Notes receivable – long term	1,800,000	(1,000,000)	800,000	(a)
Total assets	8,384,359	(716,110)	7,668,249
Accrued liabilities	516,793	(170,529)	346,264	(b)
Convertible notes payable	3,417,383	(950,026)	2,467,357	(a), (b), (c),(d)
Total liabilities	4,682,707	(1,120,555)	3,562,152
Additional paid-in capital	45,249,736	478,366	45,728,102	(c)
Deficit accumulated during the exploration stage	(41,455,381)	(73,921)	(41,529,302)	(a), (c),(d)
Stockholders’ Equity	3,701,652	404,445	4,106,097
Total liabilities and stockholders’ equity	8,384,359	(716,110)	7,668,249

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

4. Restatement Correction of Errors, continued

Interim Condensed Consolidated Statement of Operations and Comprehensive Loss

	March 31,
	2012		March 31,,
	As		2012	Cumulative
	Previously		As	As
	Reported	Adjustments	Restated	Restated
	$	$	$	$	Notes
Interest expense	(751,526)	(93,312)	(844,838)	(2,446,633)	(c),(d)
Total other expenses	(879,054)	(93,312)	(972,366)	(2,624,450)
Loss before income taxes	(1,385,709)	(93,312)	(1,479,021)	(41,479,568)
Net loss	(1,385,709)	(93,312)	(1,479,021)	(41,529,302)
Comprehensive loss	(1,401,380)	(93,312)	(1,494,692)	(41,429,986)

There were no changes to earnings per share as a result of the adjustments.

Interim Condensed Consolidated Statement of Cash Flow

	March 31,
	2012		March 31,
	As		2012	Cumulative
	Previously		As	As
	Reported	Adjustments	Restated	Restated
	$	$	$	$	Notes
Cash flows from operating activities
Net loss	(1,385,709)	(93,312)	(1,479,021)	(41,529,302)	(c)
Net loss from continuing operations excluding minority interest	(1,385,709)	(93,312)	(1,479,021)	(41,226,547)	(c)
Adjustments for:
Amortization of beneficial conversion feature	253,915	20,051	273,966	821,269	(c)
Changes in non-cash working capital:
Accrued liabilities	22,290	(22,605)	(315)	315,429	(b)
Net cash used in operating activities	(660,816)	(95,866)	(756,682)	(20,018,778)

Cash flows from financing activities:
Issuance of convertible notes payable	1,603,388	95,866	1,699,254	4,334,841	(a), (b), (c)
Net cash provided by financing activities	1,603,388	95,866	1,699,254	23,105,791

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

4. Restatement Correction of Errors, continued

(a)

On April 19, 2011, the Company recorded and disclosed the closing of a convertible financing agreement with a privately held investment firm. The total planned funding was executed through a series of five secured and collateralized promissory notes receivable to the Company and five convertible promissory notes payable to the investor.

The Company had recorded two of the secured and collateralized promissory notes as if they were effective before March 31, 2012 as opposed to when they became effective, subsequent to March 31, 2012.

The Company reversed $1,000,000 of secured and collateralized promissory notes receivable that were not yet executed.

(b)	The Company reclassified accrued interest of $170,529 from accrued liabilities to convertible notes payable to better reflect the payable balance.

(c)

Default provisions within certain notes payable agreements were in violation resulting in the requirement to recognize penalties and interest as the case may be, and which had not been recognized by the Company to comply with the agreed upon terms and conditions as set out in the respective notes payable agreements.

The Company recorded $168,383 (2011 - $148,912) for a default of certain terms and covenants of a note payable by the Company having occurred on March 1, 2011 and requiring an increase in the stated interest rate from 5% to 12% per annum.

The Company reversed $7,463 to correct interest on a certain note payable relating to 2011.

The Company reversed $68,543 (2011 - $66,014) of interest on two notes payable that were not executed prior to March 31, 2012.

The Company reversed $1,050,000 of convertible promissory notes payable that were not yet executed.

An adjustment of $350,000 and $50,000 was made by the Company to de-recognize the associated beneficial conversion features and deferred financing charges, respectively, on the notes payable which were treated as if effective before December 31, 2011.

An adjustment of $138,541 (2011 - $109,375) and $19,792 (2011 - $11,459) was made by the Company to reverse the accretion recorded on the above mentioned beneficial conversion features and deferred financing charges which were treated as if effective before March 31, 2012.

The Company adjusted for beneficial conversion features in the amount of $678,366 (2011 - $188,570) not properly recognized on the passing of certain contingencies. The accretion of $65,850 (2011 - $26,008) was recorded in conjunction with the beneficial conversion feature.

The Company reversed interest of $52,110 on the settlement of debt on January 31, 2012.

(d)

On February 10, 2012, the Company entered into two convertible notes payable and a promissory notes receivable agreements that were not previously recorded. Accordingly, the Company increased the notes receivable by $336,000, convertible notes payable by $186,000, additional paid-in capital by $150,000 and expensed $21,917 to interest.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

5. Financial Instruments

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

Currency Risk

While the reporting currency is the United States Dollar, $27,788 of consolidated expenses for the three-month period ended March 31, 2012 are denominated in Mexican Pesos; and $230,050 of consolidated expenses for the year ended December 31, 2011, are denominated in Canadian Dollars. As at March 31, 2012, $787,579 of the net monetary liabilities are denominated in Mexican Pesos; and $43,409 of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Notes Receivable

	March 31, 2012	December 31, 2011
Secured Buyer Notes	$493,485	$1,677,500
Promissory Notes	436,000	250,000
Secured and Collateralized Promissory Note	1,175,000	1,325,000
Total Notes Receivable	2,104,485	3,252,500
Less: Current Portion	(1,304,485)	(2,277,500)
Long-Term Notes Receivable	$800,000	$975,000

On January 31, 2012, the Company agreed to modify the terms of certain secured buyer notes receivable which were due between November 15, 2011 and April 15, 2012 in exchange for $800,000 as payment in full of the amounts owed pursuant to certain secured buyer notes receivable. The note due on April 15, 2012 was partially redeemed. The Company recorded a loss on settlement of $394,967 on the transaction.

On February 10, 2012, the Company issued a convertible redeemable note payable (note 10). In consideration the Company received a promissory note receivable for $200,000, bearing interest at 6% per annum and secured by assets pledged as collateral. $100,000 of principal under this note receivable was due and payable on September 1, 2012 and the balance of $100,000 of principal and accrued interest was due and payable on November 1, 2012.

7. Plant and Equipment, net

			March 31,	December 31,
		Accumulated	2012	2011
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$32,655	$7,904	$8,543
Office equipment	45,720	29,294	16,426	17,290
Leasehold improvements	393,163	187,523	205,640	17,929
	$479,442	$249,472	$229,970	$43,762

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

8. Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China

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

		March 31,
		2012
Carrying value of investment at December 31, 2011		$4,328,143
Additional investment and advances		775,015
40% share of net loss for the three-month period ended March 31, 2012		(138,515)
Carrying value of investment at March 31, 2012		$4,964,643

Share of loss for the three-month period ending March 31:
	2012	2011
Exploration expenses	$(87,689)	$(30,963)
General and administrative expenses	(50,826)	(21,298)
Share of loss for the year (at 40%)	$(138,515)	$(52,261)

Summarized unaudited financial data of Sino Top for the three-month period ending March 31:

	2012	2011
Revenue	$-	$-
Net loss	$(346,289)	$(130,653)
Current assets	$2,895,896	$1,661,003
Total assets	$3,340,861	$2,102,611
Current liabilities	$5,670,299	$5,797,359
Total liabilities	$5,670,299	$5,797,359

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

10. Convertible Notes Payable

	Secured
	Convertible	Convertible	Convertible
	Promissory	Redeemable	Promissory	Convertible
	Note	Note	Note	Notes	Total
Balance, December 31, 2010	$-	$-	$-	$170,000	$170,000
Issued	2,500,000	768,000	2,000,000	300,000	5,568,000
Deferred Financing Costs
Capitalized	266,500	32,000	100,000	-	398,500
Value attributable to
Warrants	(189,132)	-	-	-	(189,132)
Beneficial Conversion
Feature, net of accretion	(352,239)	(247,322)	(561,458)	(33,286)	(1,194,305)
Interest Accrual	177,304	5,467	45,986	2,065	230,822
Converted	(185,381)	(318,100)	(392,086)	(340,000)	(1,235,567)
Unamortized Financing Costs	(285,246)	(19,700)	(152,780)	-	(457,726)
Balance, December 31, 2011 (Restated)	$1,931,806	$220,345	$1,039,662	$98,779	$3,290,592
Issued	-	336,000	-	93,500	429,500
Deferred Financing Costs
Capitalized	-	14,000	-	-	14,000

Cancelled	-	-	-	-	-
Warrant accretion	15,131	-	-	-	15,131
Beneficial Conversion
Feature, net of accretion	(434,780)	(20,731)	58,333	(8,724)	(405,902)
Interest Accrual	19,471	13,333	17,695	715	51,214
Converted	(438,019)	(81,900)	(393,652)	(55,000)	(968,571)
Accretion of Financing Costs	22,819	2,325	16,249	-	41,393
Balance, March 31, 2012 (Restated – note 4)	$1,116,428	$483,372	$738,287	$129,270	$2,467,357

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

10. Convertible Notes Payable, (continued)

On January 27, 2012, the Company issued a convertible note payable in the principal amount of $42,500. The convertible note payable bears interest at the rate of 8% per annum, is due October 30, 2013, and is unsecured. The convertible note payable is convertible into common stock, at the lender’s option, at a 30% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

On January 31, 2012, the Company recognized a beneficial conversion feature in the amount of $489,796, upon the funding of the third to eighth tranches of the notes receivable.

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

On February 10, 2012, the Company issued a convertible redeemable note payable in the principal amount of $200,000. As consideration the Company received a promissory note receivable (note 6). The convertible redeemable note payable bears interest at the rate of 6% per annum, is due February 10, 2014, and is unsecured. On February 10, 2012, the Company defaulted on certain terms of the convertible redeemable note payable which required the Company to reserve a bank of 12,000,000 shares. The default called for an increase to the interest rate from 6% to 24% per annum.

On March 15, 2012, the Company issued a convertible note payable in the principal amount of $51,000. The convertible note payable bears interest at the rate of 8% per annum, is due December 12, 2012, and is unsecured. The convertible note payable is convertible into common stock, at the lender’s option, at a 30% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

11. Related Party Transactions and Balances

During the three-month period ended March 31, 2012, the Company incurred $92,315 (2011 - $81,000) in management fees paid to a company controlled by a director for his services as chief executive officer.

These transactions were in the normal course of operations and have been recorded at the exchange amounts which the parties believe to be fair value.

12. Capital Stock

On February 3, 2012, the Company issued 357,143 shares of the Company’s restricted common stock for legal services rendered, for fair value of $20,000.

On February 15, 2012, the Company issued 100,000 shares of the Company’s restricted common stock for services rendered, for fair value of $6,000.

On March 22, 2012, the Company issued 2,225,000 common share purchase warrants to directors and employees for services rendered at an exercise price of $0.06 exercisable for a period of three years from the date of issuance, for fair value of $117,925.

During the three-month period ended March 31, 2012, the Company issued 17,138,219 shares pursuant to the conversion of a note of $438,020 principal and $53,200 interest (note 10).

During the three-month period ended March 31, 2012, the Company issued 1,522,690 shares pursuant to the conversion of a note of $81,900 principal and $2,683 interest (note 10).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

12. Capital Stock, continued

During the three-month period ended March 31, 2012, the Company issued 12,394,552 shares pursuant to the conversion of a note of $329,590 principal and $64,063 interest (note 10).

During the three-month period ended March 31, 2012, the Company issued 1,890,039 shares pursuant to the conversion of a note of $55,000 principal and $2,200 interest (note 10).

Warrants

As March 31, 2012, 24,553,000 warrants were outstanding, having an exercise price between $0.06 and $1.25 per share with an average remaining contractual life of 1.81 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2011	22,978,000	$0.49
Issued during the three-month period ended March 31, 2012	2,225,000	0.06
Expired during the three-month period ended March 31, 2012	(650,000)	(0.92)
Balance, March 31, 2012	24,553,000	$0.43

As at March 31, 2012, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	Warrants	contractual life	price
$0.06 - $1.00	23,553,000	1.85 years	$ 0.40
$1.01 - $1.25	1,000,000	0.70 years	$ 1.25

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

13. Supplemental Cash Flow Information

Issuance of convertible notes payable

			For the period
			from May 9, 1996(date of
	March 31,	March 31,	inception) through March 31,
	2012	2011	2012
Issuance of convertible notes payable	$-	$2,120,000	$4,190,000
Cash advances	93,500	500,000	1,751,993
Interest accrued	39,547	-	270,369
Notes receivable	331,905	(2,000,000)	(3,770,595)
Cash repayments on notes receivable	1,100,000	-	1,950,000
Deferred charges	134,302	(66,160)	(121,578)
	$1,699,254	$553,840	$4,270,189

14. Commitments and Contingencies

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
(Unaudited)

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

On May 16, 2012, the Company issued a convertible promissory note payable in the principal amount of $42,500. The convertible note payable bears interest at 8% per annum, is due February 21, 2013, and is unsecured. The convertible note payable is convertible into common stock, at the lender’s option, at a 30% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

On April 25, 2012, the Company entered into an amendment to cancel the convertible promissory note payable that was issued on April 19, 2011 and the $375,000 receivable.

On April 26, 2012, the Company issued a convertible promissory note payable in the principal amount of $525,000. As consideration the Company received a $500,000 secured and collateralized promissory note receivable. The convertible promissory note payable bears interest one time at the rate of 5% on the principal amount and is due April 26, 2015. The convertible promissory note payable is convertible into common stock, at the lender’s option at a 25% discount on the average of the three lowest closing prices during the 20 trading day period prior to conversion. The secured and collateralized promissory note receivable bears interest at a one time charge of 5.25%, due April 26, 2015.

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

On August 22, 2012, the Company issued 15,776,225 common shares pursuant to the conversion of a convertible promissory note payable of $42,500 principal and $1,700 interest.

On August 23, 2012, the Company agreed with an investor to accelerate two payments of $60,000 for a total of $120,000 in exchange for redeeming $200,000 of notes receivable. $100,000 of the note receivable that was due on May 15, 2012 was redeemed with the remaining balance due on or before September 22, 2012.

On September 17, 2012 the SEC imposed a temporary trading suspension on the Company.

On October 4, 2012, Company agreed with an investor to redeem the outstanding balance on the note receivable with two payments of $30,000, subject to certain conditions. $30,000 of the note receivable was redeemed and the remaining balance was not paid due to the conditions not being met. In addition, the Company entered into a forbearance agreement to commence the settlement process of certain notes receivable and convertible promissory notes payable.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

15. Subsequent Events, continued

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

In consideration of the foregoing, the lenders agreed, from the date of the letters of agreement through the Payoff Date, to forbear from exercising any right or remedy in respect of the Transaction Documents, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the Payoff Amount as set forth in the letters of agreement. If the Payoff Amount is not paid by the Payoff Date, the lender’s agreements shall be deemed cancelled.

After the period ended March 31, 2012, the Company issued 20,500,000 common shares pursuant to the conversion of a note of $75,924 principal and $54,416 interest (note 10).

After the period ended March 31, 2012, the Company issued 8,850,008 common shares pursuant to the conversion of a note of $28,500 principal (note 10).

After the period ended March 31, 2012, the Company issued 33,848,246 common shares pursuant to the conversion of a note of $280,097 principal (note 10).

After the period ended March 31, 2012, the Company issued 34,326,765 common shares pursuant to the conversion of a note of $117,500 principal and $4,700 interest (note 10).

In April 2013, the Company extended the Payoff Date from March 31, 2013 to June 30, 2013.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2012 and 2011
(Unaudited)

16. Segmented Information

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

As at March 31, 2012 (Restated - note 4)	Corporate	Mexico		China	Total

Equity investment	$-	$-		$4,964,643	$4,964,643
Notes receivable	$2,104,485	$-	$		$2,104,485
Total assets	$2,703,606	$-		$4,964,643	$7,668,249

Three-month period ended March 31, 2012
(Restated - note 4)	Corporate	Mexico	China	Total

Revenues	$-	$-	$-	$-
Depreciation	$11,288	$-	$-	$11,288
Loss before income tax	$(1,312,718)	$(27,788)	$(138,515)	$(1,479,021)

As at December 31, 2011 Restated	Corporate	Mexico	China	Total

Equity investment	$-	$-	$4,328,143	$4,328,143
Notes receivable	$3,252,500	$-	$-	$3,252,500
Total assets	$3,751,665	$597	$4,328,143	$8,080,405

Three-month period ended March 31, 2011	Corporate	Mexico	China	Total

Revenues	$-	$-	$-	$-
Depreciation	$16,019	$-	$-	$16,019
Loss before income tax	$(654,034)	$(28,402)	$(52,261)	$(734,697)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

Statements made in this Form 10-Q/A that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbor processes for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

CHINESE PROPERTIES

By virtue of our 40% equity interest in Sino-Top Resources & Technologies, Ltd. (“Sino-Top”), we currently have an interest in the following six silver poly-metallic exploration properties owned by Sino-Top, which properties are located in the Erbahuo Silver District in Northern China (Inner Mongolia): Dadi; Laopandao; Aobaotugonao; Shididonggou; Yuanlinzi; and Zhuanxinhu. We also have a 70% interest in Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng”), which owns the Erbahuo property, also located in the Erbahuo Silver District in Northern China (Inner Mongolia). However, pursuant to a cooperation agreement between Chifeng and a partner, such partner assumed responsibility for mine operations among other things, at the Erbahuo silver mine in exchange for a 70% interest of the net profits and payable taxes of the Erbahuo silver mine. Consequently, Chifeng only has a 30% interest of the net profit after taxes (except for the income tax payable by such partner) of the Erbahuo silver mine.

Of these seven properties, Dadi, Laopandao and Erbahuo are material to us. Subsequent to March 31, 2012, we also determined that Aobaotuguonao is material to us.

On February 21, 2012, Sanhe Sino-Top Resources & Technologies, Ltd., renewed its business license on February 15, 2012. The license was issued by the Industrial and Commercial Administration Agency of Sanhe City, China, extending the business operating period to March 24, 2023 and increasing the registered capital to US$ 7,270,000.

The business license scope covers the exploration and development of deposits of copper, lead, zinc, silver, gold and associated metals, and sales of developed products.

General Update on Operations

At Dadi, the 2012 exploration program includes 4,000 meters (incl. 1,000 meters contingency) drilling, 3,000 meters tunneling, and 500 meters trenching. At Laopandao, the 2012 exploration program includes 4,000 meters (incl. 1,000 meters contingency) drilling, 700 meters tunneling and 500 meters trenching. At Aobaotugounao, the 2012 exploration program includes 4,000 meters drilling and 5,000 meters trenching. In total, Sino-Top’s budget for the following is: Dadi: RMB21.3 million; for Laopandao: RMB3.8 million; for Aobaotugounao: RMB3.43 million; for others: RMB3.57 million; for G&A: RMB4,745,000, for a total budget of RMB 36,845,000 (US$5.8 million). Shengda and Silver Dragon invest at a ratio of 5:4, i.e. Shengda shares approximately 55.56% in the budget, and Silver Dragon 44.44% . If Silver Dragon is not contributing at a level of 44.44%, the parties to the Sino-Top joint venture shall re-determine the profit distribution proportion before either of the parties makes additional capital contribution.

Dadi Update

Exploration work in respect of the 2012 program at Dadi commenced on February 24, 2012, focusing on underground drifting (face drilling) and underground drilling. As of March 31, 2012, seven underground drill holes had been completed with a total drilling length of 1,039 meters. In addition, underground drifting, including transverse drifts CM08, CM12 and CM14 at the 1,350m level and PD4CM02, PD4CM06, PD4CM08 in tunnel PD4, was also completed. The total tunneling length was 692.8 meters, including ore drifts, transverse drifts and transportation tunnels. At present, 149 samples from drill core and channel sampling within the transverse drifts have been analyzed.

Highlights from the 2012 drilling program completed thus far at Dadi are as follows:

  The current season’s work commenced in February 2012, with most of the activity focused on underground drilling and drifting (face drilling).

  Seven underground drill holes and six underground transverse drifts were completed to define mineralization zones I, II and IV. A total of five mineralization zones have been discovered at Dadi, of which, zones I, II and IV haven been the main targets for this year’s exploration work.

  Samples were collected from drill holes and transverse drifts at Dadi: three transverse drifts at 1,350 meters showed silver-lead-zinc mineralization in mineralization zone II; and one transverse drift revealed silver-lead-zinc mineralization in mineralization zone IV. Three underground drill holes showed silver-lead-zinc mineralization.

  According to assay results, four of the completed underground drill holes (ZK0808, ZK0308, ZK0702, and ZK0901) have revealed significant Silver-Lead-Zinc mineralization.

  The four underground drill holes located in the 1,384m level PD1 tunnel at exploration lines No. 3, No. 7 and No. 9 at Dadi further define mineralization zones I and II, at deeper levels.

  Two mineralized intervals at Dadi have been discovered at the underground drill hole ZK0808: azimuth 220°, dip angle 86°, drilling length 120m. One is from 61.5m to 63m interval and the second interval is from 97.5m to 100.5m.

  Four intervals at Dadi hit silver, lead and zinc mineralization at underground drill hole ZK0702: azimuth 220°, dip angle 85°, drilling length 71.5m; the first interval is from 58.5m to 60.0m , the second and the third intervals are from 63m to 66m, and the fourth interval is from 67.5m to 69m. Additionally, in intervals from 45.65m to 70.0m, the rocks are strongly altered and assay results show most of the samples reaching industrial grades or near cutoff grades of lead and zinc. These results demonstrate a significant concentration of lead and zinc mineralization.

  Three samples taken at Dadi from intervals from 56.4m to 60.6m, at underground drill hole ZK0901: azimuth 220°, dip angle 87°, drilling length 72m show relatively strong zinc mineralization and weak silver and lead mineralization.

  Based on assay results for underground dill hole ZK0308 at Dadi: azimuth 220°, dip angle 86°,drilling length 120.85m, one sample (from 84m to 85.5m interval) reveals mineralization.

Erbahuo Silver Mine Update

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

No mineralized material has been processed to date due to delays in development of the property, primarily as a result of delays in obtaining permits for the explosives magazine and low temperatures. Production is not expected to commence until temperatures rise above ten degrees centigrade to permit development of the property.

MEXICO

We previously reported in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2011 (“Amended 2011 10-K/A”) that we had lost title to 15 mining concessions in Cerro las Minitas (“Mexican Concessions”), and that we were taking steps through the courts in Mexico to redress the situation, including asserting a constitutional rights claim before the Federal Court in the City of Durango.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net sales were $nil for both of the three month periods ended March 31, 2012 and March 31, 2011, as there was no production at any of the properties.

The net loss for the three-month period ended March 31, 2012 was $1,479,021 compared to $734,697 for the comparative three month period in the prior year. This increase in the current period is primarily due to increased financing expenses as a result of the convertible notes payable.

The general and administration expenses were consistent with the prior year at $506,655 in the current period compared to $588,601 in the prior period.

Total other expenses increased significantly for the three months ended March 31, 2012 of $972,366 compared to the same period in 2011 of $146,096, primarily due to interest incurred on the convertible notes payable issued subsequent to June 30, 2011.

Interest expenses increased significantly from $93,835 in the prior period to $844,838 in the current period as a result of the issuance and conversion of convertible notes payable. Loss on equity investment increased from $52,261 in the prior period to $138,515 in the current period; due to current exploration.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for the exploration and acquisition of mining exploration properties and corporate and administrative costs. At March 31, 2012, we had working capital deficit of $2,028,516 and cash on hand of $68,959, and at December 31, 2011, we had working capital deficit of $1,750,564 and cash on hand of $114,568. During the three months ended March 31, 2012, we contributed $775,015 to Sino-Top for exploration purposes, and spent $197,495 on leasehold improvements. We spent $756,682 on operating activities.

We closed a number of financings pursuant to which we issued shares of Common Stock and warrants. See “Part II Item 2 –“Sales of Unregistered Securities during 2012” below. We also entered into, modified or continued to have outstanding a number of convertible financing arrangements. As of March 31, 2012, we were in breach or default under the covenants for some or all of such arrangements. Depending upon the financing arrangement, a default may mean that the lender is entitled to default interest, acceleration of amounts due and/or other special rights, to impose additional penalties against us, and/or to refrain from taking certain actions such as advancing additional funds to us or converting existing indebtedness into equity.

Should one or more of our creditors seek or demand payment, we do not have the resources to pay or satisfy any such debts. Thus, we face a risk of bankruptcy. In addition to having insufficient cash to pay our debts, we have insufficient funds to support our planned business operations. To pay our debts and to fund any future operations, we require significant new funds, which we may not be able to obtain. For more information regarding our convertible financing arrangements, see the financial statements included in this quarterly report and the financial statements and management’s discussion and analysis included in the Amended 2011 10-K/A.

Aside from the funds we require to pay our debts, we estimate that we must raise approximately $2 million over the next 12 months to fund capital requirements and general corporate expenses. We have reduced this estimate from the $5 million stated in the Amended 2011 10-K/A because management now believes that project funding may be available in China. If we fail to obtain sufficient funds to satisfy our debt obligations before a demand for payment by our creditors, and/or if we fail to obtain sufficient funds to satisfy our capital requirements and general corporate expenses, we will need to sell certain or all of our property interests in China (assuming the existence of an interested buyer), refrain from financially contributing to the future operations of Sino-Top, or, as mentioned above, go into bankruptcy proceedings. In the event of bankruptcy, our creditors would assert claims that could result in the total liquidation of the Company or, failing that, our creditors could acquire control of the Company and our existing stockholders could lose their entire investment.

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

We have identified below certain accounting policies that we believe are most important for the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our Amended 2011 10-K/A.

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

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that such disclosure controls and procedures were not effective as of the Evaluation Date. This determination was a result of management becoming aware that material events had occurred in Mexico for several years prior to the Evaluation Date that were not reported to management on a timely basis. For a discussion of these events, please refer to our Amended 2011 10-K/A under the heading “Item 1 – Description of Business – Cerro las Minitas”.

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

Changes in internal controls

There were no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Legal Proceedings.

Mexico

We previously reported in our Amended 2011 10-K/A that we had lost title to the Mexican Concessions and we were taking steps through the courts in Mexico to redress the situation, including asserting a constitutional rights claim before the Federal Court in the City of Durango.

China

On April 18, 2012 the Company announced that a lawsuit filed against the Company, Marc Hazout, Hao Guoqiang, Zhou Lin, Beijing and Shengda Zhenxing Industrial Ltd. in the No.2 Intermediate People’s Court of Beijing City (the “Beijing Court”) had been formally withdrawn by the plaintiffs Yang Jingxian and Chen Jinghan and formally approved by the Beijing Court.

Item 1B. Risk Factors

There have been no material changes to the risk factors set forth in our Amended 2011 10-K/A. The risk factors in our Amended 2011 10-K/A, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 3, 2012, the Company issued 357,143 shares of the Company’s restricted common stock to a consultant for legal services rendered, for fair value of $20,000.

On February 15, 2012, the Company issued 100,000 shares of the Company’s restricted common stock for services rendered, for fair value of $6,000.

On March 22, 2012, the Company issued 2,225,000 common share purchase warrants to directors and employees for services rendered at an exercise price of $0.06 exercisable for a period of three years from the date of issuance, for fair value of $117,925.

During the three-month period ended March 31, 2012, the Company issued 17,138,219 common shares to Tonaquint, Inc. pursuant to the conversion of a note of $438,020 principal and $53,200 interest as follows:

					Number of
	Conversion	Conversion	Total		Shares
Conversion	Amount	Amount	Conversion	Conversion	Issued Upon
Date	Principal	Interest	Amount	Stock Price	Conversion
10-Jan-12	$92,664	$32,336	$125,000	0.0385	4,638,219
27-Feb-12	54,891	18,259	73,150	0.0293	2,500,000
05-Mar-12	290,465	2,605	293,070	0.0293	10,000,000
	$438,020	$53,200	$491,220		17,138,219

The Company issued 2,663,514 common shares to GEL Properties LLC pursuant to the conversion of a note of $81,900 principal and $2,683 interest, of which 1,104,824 common shares were issued in 2011 and 1,522,690 common shares were issued during the three-month period ended March 31, 2012 as follows:

					Number of
	Conversion	Conversion	Total		Shares Issued
Conversion	Amount	Amount	Conversion	Conversion	upon
Date	Principal	Interest	Amount	Stock Price	Conversion
3-Jan-12	$26,000		$26,000	0.02520	1,031,746
10-Jan-12	15,000		15,000	0.03710	404,313
19-Jan-12	10,000		10,000	0.04697	212,902
24-Jan-12	3,000		3,000	0.05670	52,910
25-Jan-12	1,500		1,500	0.05670	26,455
26-Jan-12	1,000		1,000	0.05257	19,022
27-Jan-12	5,200		5,200	0.05257	98,916
27-Feb-12	4,000		4,000	0.02800	142,857
28-Feb-12	4,248		4,248	0.02800	151,703
28-Feb-12	11,952		11,952	0.02800	426,869
28-Feb-12		$2,683	2,683	0.02800	95,821
	$81,900	$2,683	$84,583		2,663,514

During the three-month period ended March 31, 2012, the Company issued 12,394,552 common shares to JMJ Financial pursuant to the conversion of a note of $329,590 principal and $64,063 interest as follows:

	Conversion	Conversion	Total		Number of
Conversion	Amount	Amount	Conversion	Conversion	Shares Issued
Date	Principal	Interest	Amount	Stock Price	upon Conversion
9-Jan-12	$69,750		$69,750	0.0279	2,500,000
1-Feb-12	4,327		4,327	0.0433	100,000
9-Feb-12	40,800		40,800	0.0408	1,000,000
21-Feb-12	66,113		66,113	0.0323	2,050,000
29-Feb-12	30,975		30,975	0.0310	1,000,000
9-Mar-12	20,134		20,134	0.0310	650,000
14-Mar-12	816	$64,063	64,879	0.0310	2,094,552
21-Mar-12	63,450		63,450	0.0317	2,000,000
28-Mar-12	33,225		33,225	0.0332	1,000,000
	$329,590	$64,063	$393,653		12,394,552

During the three-month period ended March 31, 2012, the Company issued 1,890,039 common shares to Asher Enterprises, Inc. pursuant to the conversion of a note of $55,000 principal and $2,200 interest as follows:

					Number of
		Conversion	Total		Shares Issued
Conversion	Conversion	Amount	Conversion	Conversion	upon
Date	Amount Principal	Interest	Amount	Stock Price	Conversion
1-Mar-12	$13,000		$13,000	0.0285	456,140
6-Mar-12	15,000		15,000	0.0287	522,648
9-Mar-12	12,000		12,000	0.0324	370,370
13-Mar-12	15,000	$2,200	17,200	0.0318	540,881
	$55,000	$2,200	$57,200		1,890,039

Each of the forgoing transactions was made in accordance with section 4(a)(2) and/or Rule 506 of Regulation D under the 1933 Act. There was no general solicitation with respect to the transactions.

Item 3. Defaults upon senior securities

The Company disclosed certain defaults in its Amended 2011 10-K/A. The Company continued to be in default under various covenants during the quarter ended March 31, 2012.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

The following disclosures that were required to be disclosed in a report on Form 8-K during the period covered by this Form, but were not reported, include the following items:

On January 31, 2012, the Company agreed to modify the terms of certain secured buyer notes receivable which were due between November 15, 2011 and April 15, 2012 in exchange for $800,000 as payment in full of the amounts owed pursuant to certain secured buyer notes receivable. The note due on April 15, 2012 was partially redeemed. The Company recorded interest expense of $394,967 on the transaction.

On January 31, 2012, the Company recognized a beneficial conversion feature in the amount of $489,796, upon the funding of the third to eighth tranches of the notes receivable.

On February 10, 2012, the Company issued a convertible redeemable note payable. In consideration the Company received a promissory note receivable for $200,000, bearing interest at 6% per annum and secured by assets pledged as collateral. $100,000 of principal under this note receivable was due and payable on September 1, 2012 and the balance of $100,000 of principal and accrued interest was due and payable on November 1, 2012.

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

On February 10, 2012, the Company issued a convertible redeemable note payable in the principal amount of $200,000. As consideration the Company received a promissory note receivable. The convertible redeemable note payable bears interest at the rate of 6% per annum, is due February 10, 2014, and is unsecured. On February 10, 2012, the Company defaulted on certain terms of the convertible redeemable note payable which required the Company to reserve a bank of 12,000,000 shares. The default called for an increase to the interest rate from 6% to 24% per annum.

Under Item 3.02 Unregistered Sales of Equity Securities, the following equity securities sold in the aggregate since the company’s last periodic report were greater than 5% of the number of shares outstanding of the class equity securities sold:

January 10, 2012	Tonaquint	4,638,219 shares
February 1, 2012	JMJ	100,000 shares
February 3, 2012	SRFF	357,143 shares
February 7, 2012	GEL	1,000,000 shares
February 9, 2012	JMJ	1,000,000 shares
February 15, 2012	Howard	100,000 shares
February 21, 2012	JMJ	2,050,000 shares
February 27, 2012	Tonaquint	2,500,000 shares

February 28, 2012	GEL	426,869 shares
February 28, 2012	GEL	95,821 shares
February 29, 2012	JMJ	1,000,000 shares
March 1, 2012	Asher	456,140 shares
March 5, 2012	Tonaquint	10,000,000 shares
March 6, 2012	Asher	522,648 shares
March 9, 2012	Asher	370,370 shares
March 9, 2012	JMJ	650,000 shares
March 13, 2012	Asher	540,881 shares
March 14, 2012	JMJ	2,094,552 shares
March 21, 2012	JMJ	2,000,000 shares
March 28, 2012	JMJ	1,000,000 shares

Item 6. Exhibits

10.36	Amendment dated January 31, 2012 between Tonaquint, Inc. and the Company

10.37	Promissory Note issued February 10, 2012 from GEL Properties, LLC

10.38	Promissory Note issued February 10, 2012 to GEL Properties, LLC ($200,000)

10.39	Promissory Note issued February 10, 2012 to GEL Properties, LLC ($150,000)

31.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Sectin 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Dated: April 17, 2013	By: /s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer
(principal executive, financial and accounting officer)