Form 10-Q/A
period 2012-06-30
Silver Dragon Resources Inc.
filed 2013-04-25
CIK 1017290

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

200 Davenport Road
Toronto, Ontario Canada
M5R 1J2
(Address of Principal Executive Office) (Zip Code)

(416) 223-8500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_]      No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]      No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [_] Yes      [X] No

As of August 2, 2012 there were 246,017,263 shares of common stock outstanding, par value $0.0001.

EXPLANATORY NOTE

Silver Dragon Resources Inc. (the “Company” or “we” or “Silver Dragon”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 (this “Amendment”) to (i) revise the disclosure in our original Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Original Form 10-Q”) in order to comply with Industry Guide 7 promulgated by the United States Securities and Exchange Commission (the “SEC”), (ii) include restated financial statements for the periods ended June 30, 2012 and 2011 (the “Financial Restatement”, and the original financial statements included in the Original Form 10-Q being referred to herein as the “Original Financials”), (iii) make corresponding changes to other disclosures, (iv) provide additional disclosures that were required to be disclosed in our Original Form 10-Q, and (v) enhance overall readability and organization. As a result of the Company’s discovery of a number of errors in the Original Financials, the Company determined that changes were needed to the Original Financials. Specifically, the Original Financials contained errors in connection with the Company’s convertible financing arrangements, including the following:

  in connection with a convertible financing arrangement, the Company had recorded a secured and collateralized promissory note that is not effective as if it was effective before June 30, 2012;
  default provisions within certain notes payable agreements were in violation resulting in the requirement to recognize penalties and interest as the case may be, and which had not been recognized by the Company;
  on February 10, 2012, the Company entered into two convertible notes payable and a promissory note receivable that were not previously recorded; and
  on June 15, 2012, the Company settled a promissory note receivable and a convertible redeemable note payable on a net basis that was not previously recorded.

For more information concerning the Financial Restatement, please refer to Note 4 to the financial statements for the periods ended June 30, 2012 and 2011 included in this Amendment, and Note 5 to the financial statements for the years ended December 31, 2011 and 2010 included in Amendment No. 1 to our Annual Report on Form 10-K, which was filed with the SEC on April 17, 2013.

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

SILVER DRAGON RESOURCES INC.
INDEX TO FORM 10-Q/A
FOR THE SIXTH-MONTH PERIOD ENDED JUNE 30, 2012
RESTATED
(EXPRESSED IN UNITED STATES FUNDS)

Part I	FINANCIAL INFORMATION
Item 1	Financial Statements	3
	Interim Condensed Consolidated Balance Sheets (Unaudited)
	Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	Interim Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
	Interim Condensed Consolidated Statements of Cash Flows (Unaudited)
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4	Controls and Procedures	24
Part II	OTHER INFORMATION
Item 1A	Legal Proceedings	24
Item 1B	Risk Factors	25
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3	Defaults Upon Senior Securities	27
Item 4	Mine Safety Disclosures	27
Item 5	Other Information	28
Item 6	Exhibits	30

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2012	2011
	(Restated -	Restated
	note 4)

ASSETS
Current assets
Cash	$55,101	$114,568
Other receivable	31,290	12,474
Notes receivable (note 6)	683,295	2,277,500
Deferred expenses	74,791	75,500
Prepaid expenses	52,519	99,458
Total current assets	896,996	2,579,500

Notes receivable (note 6)	975,000	975,000
Deferred expenses	126,000	154,000
Plant and equipment, net (note 7)	307,569	43,762
Equity investment (note 8)	4,763,984	4,328,143

Total assets	$7,069,549	$8,080,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$596,223	$526,270
Accrued liabilities	396,872	346,579
Promissory note payable (note 9)	166,623	166,623
Convertible notes payable (note 10)	2,464,188	3,290,592
Total liabilities	3,623,906	4,330,064

Capital stock (note 12)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.0001 par value, 300,000,000 shares authorized (2011 – 300,000,000), 217,827,684 shares issued and outstanding (2011 – 136,400,449 issued and outstanding)	21,898	13,640
Additional paid-in capital (note 12)	46,356,952	43,880,995
Treasury (550,000 shares)	(209,000)	(209,000)
Deficit accumulated during the exploration stage	(42,810,196)	(40,050,281)
Accumulated comprehensive income	85,989	114,987
Stockholders’ equity	3,445,643	3,750,341

Total liabilities and stockholders’ equity	$7,069,549	$8,080,405

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
(Unaudited)

	For the three-month periods		For the six-month periods		For the period
	ended			ended	from May 9,
					1996 (date of
	June 30,	June 30,	June 30,	June 30,	inception) to
	2012	2011	2012	2011	June 30, 2012
	(Restated -		(Restated -		(Restated -
	note 4)		note 4)		note 4)

Operating expenses
Exploration	$–	$–	$–	$–	$7,174,048
General and administrative	455,923	547,835	962,577	1,136,436	28,892,953
Write-off of Mexican assets	–	–	–	–	3,242,039
Total operating expenses	455,923	547,835	962,577	1,136,436	39,309,040
Loss from operations	(455,923)	(547,835)	(962,577)	(1,136,436)	(39,309,040)

Other (expenses) income
Interest expense and loss on settlement	(628,142)	(302,107)	(1,472,980)	(395,941)	(3,074,775)
Interest income	3,829	37,500	14,816	37,500	100,369
Net loss on equity investment	(200,659)	(138,597)	(339,174)	(190,858)	(1,619,351)
Forgiveness of debt	–	–	–	–	38,871
Gain on sale of interest in subsidiary	–	–	–	–	1,816,733
Non-recurring items	–	–	–	–	(713,269)
Total other expenses	(824,972)	(403,204)	(1,797,338)	(549,299)	(3,451,422)

Loss before income taxes	(1,280,895)	(951,039)	(2,759,915)	(1,685,735)	(42,760,462)
Provision for income taxes	–	–	–	–	–

Net loss from continuing operations, after tax	(1,280,895)	(951,039)	(2,759,915)	(1,685,735)	(42,760,462)
Minority interest	–	–	–	–	253,021
Loss from discontinued operations (net of tax)	–	–	–	–	(302,755)

Net loss	(1,280,895)	(951,039)	(2,759,915)	(1,685,735)	(42,810,196)
Other comprehensive income (loss):
Foreign exchange gain (loss)	(13,237)	15,396	(28,998)	(8,769)	85,989

Comprehensive loss	$(1,294,132)	$(935,643)	$(2,788,913)	$(1,694,504)	$(42,724,207)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	189,853,373	108,240,794	204,173,930	106,338,598

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Stockholders’ Equity
For the six-month periods ended June 30, 2012 and year end December 31, 2011
(Unaudited)

	Common Stock		Additional	Deficit	Treasury	Accumulated	Total
	Number of	Amount	Paid-in	Accumulated	Stock	Comprehensive	Stockholders'
	Shares	$	Capital	During the	$	Income	Equity
			$	Exploration		(Loss)	$
				Stage		$
				$

Balance, December 31, 2010	98,728,017	9,873	39,641,412	(36,054,080)	(209,000)	21,354	3,409,559

Shares issued for cash	2,812,500	281	249,719	-	-	-	250,000
Shares issued for services	1,490,000	149	174,426	-	-	-	174,575
Shares issued on conversion of notes	27,736,036	2,774	1,352,849	-	-	-	1,355,623
Shares issued for settlement of debt	5,883,896	588	434,085	-	-	-	434,673
Shares cancelled	(750,000)	(75)	(83,550)	-	-	-	(83,625)
Warrants issued for cash	-	-	80,389	-	-	-	80,389
Warrants issued for services	-	-	373,695	-	-	-	373,695
Shares issued on financing	500,000	50	24,950	-	-	-	25,000
Share issuance costs	-	-	(8,750)	-	-	-	(8,750)
Beneficial conversion feature	-	-	1,641,770	-	-	-	1,641,770
Accumulated comprehensive loss	-	-	-	-	-	93,633	93,633
Net loss, 2011	-	-	-	(3,996,201)	-	-	(3,996,201)
Balance, December 31, 2011 Restated	136,400,449	13,640	43,880,995	(40,050,281)	(209,000)	114,987	3,750,341

Shares issued for cash	700,000	70	20,930	-	-	-	21,000
Shares issued for services	457,143	46	25,954	-	-	-	26,000
Shares issued on conversion of notes	80,270,092	8,142	1,438,495	-	-	-	1,446,637
Warrants issued for services	-	-	117,925	-	-	-	117,925
Beneficial conversion feature	-	-	872,653	-	-	-	872,653
Accumulated comprehensive loss	-	-	-	-	-	(28,998)	(28,998)
Net loss, 2012	-	-	-	(2,759,915)	-	-	(2,759,915)
Balance, June 30, 2012 (Restated – note 4)	217,827,684	21,898	46,356,952	(42,810,196)	(209,000)	85,989	3,445,643

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2012 and 2011 and
Cumulative for the period from May 9, 1996 (date of inception) to June 30, 2012
(Unaudited)

			For the period
			from May 9, 1996 (date
	June 30,	June 30,	of inception) through
	2012	2011	June 30, 2012
	(Restated -	(Restated –	(Restated -
	note 4)	note 4)	note 4)

Cash flows from operating activities
Net loss	$(2,759,915)	$(1,685,735)	$(42,810,196)
Net loss from discontinued operations	-	-	302,755
Net loss from continuing operations excluding minority interest	(2,759,915)	(1,685,735)	(42,507,441)
Adjustments for:
Depreciation	25,033	23,557	596,986
Net loss from equity investment	339,174	190,858	1,619,351
Interest on convertible notes payable	152,562	6,800	297,622
Shares issued for services	26,000	174,575	8,590,071
Warrants and options issued for services	117,925	228,552	3,991,090
Amortization of beneficial conversion feature	949,200	165,354	1,496,503
Write-down of mineral rights	-	-	3,411,309
Write-down of assets	-	-	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivable	(18,816)	(51,773)	(107,462)
Deferred expenses	28,709	(45,338)	342,623
Prepaid expenses	46,939	-	46,939
Accounts payable	69,953	(567)	2,233,396
Accrued liabilities	50,293	957	366,037
Other	-	-	778,688
Net cash used in operating activities	(972,943)	(992,760)	(20,235,039)
Cash flows from investing activities
Investments in mineral rights	-	-	(1,920,441)
Additional contribution to Sino-Top	(775,015)	(85,272)	(4,426,570)
Acquisition of plant and equipment	(288,840)	-	(1,270,326)
Other		-	4,364,090
Net cash (used in) investing activities	(1,063,855)	(85,272)	(3,253,247)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants	21,000	125,000	18,168,492
Share issuance costs	-	(8,750)	(206,686)
Related party loans payable	-	-	1,192,922
Repayments of related party payables	-	(260,256)	(722,813)
Minority interest	-	-	253,021
Promissory note payable	-	-	516,623
Write-down of promissory note payable	-	-	(350,000)
Issuance of convertible notes payable	1,985,329	1,243,626	4,620,916
Other	-	-	(59,609)
Net cash provided by financing activities	2,006,329	1,099,620	23,412,866
Effect of exchange rate on cash	(28,998)	(30,123)	130,521
(Decrease) increase in cash	(59,467)	(8,535)	55,101
Cash - beginning of period	114,568	96,563	-
Cash - end of period	$55,101	$88,028	$55,101

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

At June 30, 2012, the Company had a working capital deficit of $2,726,910 (December 31, 2011 – $1,750,564), has not yet achieved profitable operations, incurred a net loss of $2,759,915 for the six-month period ended June 30, 2012 (2011 - $1,685,735), has accumulated losses of $42,810,196 since its inception, and expects to incur further losses in the development of its business. These factors cast doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations. Management believes that the Company will be able to obtain additional funds by equity or convertible debt financing; however, there is no assurance of additional funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company were unable to continue as a going concern.

3. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the period ended June 30, 2012, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)

4. Restatement Correction of Errors

The following schedule summarizes the impact of the restatement:

Interim Condensed Consolidated Balance Sheet

	June 30,
	2012		June 30,
	As		2012
	Previously		As
	Reported	Adjustments	Restated
	$	$	$	Notes
Note receivable – current	649,405	33,890	683,295	(a)
Notes receivable – long term	1,475,000	(500,000)	975,000	(a), (d),(e)
Total assets	7,535,659	(466,110)	7,069,549
Accrued liabilities	551,970	(155,098)	396,872	(b)
Convertible notes payable	3,231,899	(767,711)	2,464,188	(a),(b),(c),(d),(e)
Total liabilities	4,546,715	(922,809)	3,623,906
Additional paid-in capital	45,703,586	653,366	46,356,952	(c)
Deficit accumulated during the exploration stage	(42,613,529)	(196,667)	(42,810,196)	(c)
Stockholders’ equity	2,988,944	456,699	3,445,643
Total liabilities and stockholders’ equity	7,535,659	(466,110)	7,069,549

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)

4. Restatement Correction of Errors, continued

Condensed Interim Consolidated Statement of Operations and Comprehensive Loss

	For three months ended
	June 30,
	2012		June 30,
	As		2012
	Previously		As
	Reported	Adjustments	Restated
	$	$	$	Notes
Interest expense	(505,396)	(122,746)	(628,142)	(c)
Total other expenses	(702,226)	(122,746)	(824,972)
Loss before income taxes	(1,158,149)	(122,746)	(1,280,895)
Net loss	(1,158,149)	(122,746)	(1,280,895)
Comprehensive loss	(1,171,386)	(122,746)	(1,294,132)

	For six months ended
	June 30,
	2012		June 30,
	As		2012	Cumulative
	Previously		As	As
	Reported	Adjustments	Restated	Restated
	$	$	$	$	Notes
Interest expense	(1,256,922)	(216,058)	(1,472,980)	(3,074,775)	(c)
Total other expenses	(1,581,280)	(216,058)	(1,797,338)	(3,451,422)
Loss before income taxes	(2,543,857)	(216,058)	(2,759,915)	(42,760,462)
Net loss	(2,543,857)	(216,058)	(2,759,915)	(42,810,196)
Comprehensive loss	(2,572,855)	(216,058)	(2,788,913)	(42,724,207)

There were no changes to earnings per share as a result of the adjustments.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)

4. Restatement Correction of Errors, continued

Condensed Interim Consolidated Statement of Cash Flow

	June 30,
	2012		June 30,
	As		2012	Cumulative
	Previously		As	As
	Reported	Adjustments	Restated	Restated
	$	$	$	$	Notes
Cash flows from operating activities
Net loss	(2,543,857)	(216,058)	(2,759,915)	(42,829,587)
Net loss from continuing operations excluding minority interest	(2,543,857)	(216,058)	(2,759,915)	(42,526,832)
Adjustments for:
Amortization of beneficial conversion feature	646,253	302,947	949,200	1,496,503	(c)
Changes in non-cash working capital:
Accrued liabilities	57,468	(7,175)	50,293	336,037	(a)
Net cash used in operating activities	(1,052,658)	79,714	(972,944)	(20,022,601)
Cash flows from financing activities:
Issuance of convertible notes payable	2,065,045	(79,714)	1,985,331	4,408,478	(b), (c)
Net cash provided by financing activities	2,086,045	(79,714)	2,006,331	23,200,428

	June 30,
	2011		June 30,
	As		2011	Cumulative
	Previously		As	As
	Reported	Adjustments	Restated	Restated
	$	$	$	$	Notes
Cash flows from operating activities
Adjustments for:
Amortization of beneficial conversion feature	184,172	(18,818)	165,354	265,195	(c)
Changes in non-cash working capital:
Accounts payable	(1,487)	920	(567)	2,329,772
Accrued liabilities	102,193	(101,236)	957	270,588	(a)
Net cash used in operating activities	(873,626)	(119,134)	(922,760)	(17,916,506)
Cash flows from financing activities:
Issuance of convertible notes payable	1,124,492	119,134	1,243,626	(6,487,627)	(b), (c)
Net cash provided by financing activities	980,486	119,134	1,099,620	20,038,069)

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

The Company had recorded one of the secured and collateralized promissory notes as if it were effective before June 30, 2012 as opposed to when it became effective subsequent to June 30, 2012.

The Company reversed $500,000 of a secured and collateralized promissory note receivable that was not yet executed.

(b)	The Company reclassified accrued interest of $155,098 from accrued liabilities to convertible notes payable to better reflect the payable balance.

(c)

Default provisions within certain notes payable agreements were in violation resulting in the requirement to recognize penalties and interest as the case may be, and which had not been recognized by the Company to comply with the agreed upon terms and conditions as set out in the respective notes payable agreements.

The Company recorded $203,442 (2011 - $148,912) for a default of certain terms and covenants of a note payable by the Company having occurred on March 1, 2011 and requiring an increase in the stated interest rate from 5% to 12% per annum.

The Company reversed $7,463 to correct interest on a certain note payable relating to 2011.

The Company reversed $89,082 (2011 - $66,014) of interest on a note payable that was not executed prior to June 30, 2012.

The Company reversed $525,000 of a convertible promissory note payable that were not yet executed.

An adjustment of $175,000 and $25,000 was made by the Company to de-recognize the associated beneficial conversion features and deferred financing charges, respectively, on the notes payable which were treated as if effective before June 30, 2012.

An adjustment of $157,986 (2011 - $109,375) and $22,570 (2011 - $11,459) to reverse the accretion recorded on the above mentioned beneficial conversion features and deferred financing charges, respectively, on the notes payable which were treated as if effective before June 30, 2012.

The Company adjusted for beneficial conversion features in the amount of $678,366 (2011 - $188,570) not properly recognized on the passing of certain contingencies. The accretion of $105,692 (2011 - $26,008) was recorded in conjunction of the beneficial conversion feature.

The Company reversed interest of $52,110 on the settlement of debt on January 31, 2012.

(d)

On February 10, 2012, the Company entered into two convertible notes payable and a promissory notes receivable agreements that were not previously recorded. Accordingly, the Company increased the notes receivable by $336,000, convertible notes payable by $186,000, additional paid-in capital by $150,000 and expensed $63,417 to interest.

(e)

On June 15, 2012, the Company settled a convertible redeemable note payable and a promissory note receivable on a net basis that was not previously recorded. Accordingly, the Company decreased notes receivable by $250,000, decreased convertible notes payable by $200,893 and increased interest expense by $49,107.

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

Currency Risk

While the reporting currency is the United States Dollar, $54,214 of consolidated expenses for the six-month period ended June 30, 2012 are denominated in Mexican Pesos; and $469,203 of consolidated expenses for the period ended June 30, 2012, are denominated in Canadian Dollars. As at June 30, 2012, $558,188 of the net monetary liabilities are denominated in Mexican Pesos; and $1,710,883 of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Notes Receivable

	June 30, 2012	December 31, 2011
Secured Buyer Notes	$497,295	$1,677,500
Promissory Notes	186,000	250,000
Secured and Collateralized Promissory Note	975,000	1,325,000
Total Notes Receivable	1,658,295	3,252,500
Less: Current Portion	(683,295)	(2,277,500)
Long-Term Notes Receivable	$975,000	$975,000

On January 31, 2012, the Company agreed to modify the terms of certain secured buyer notes receivable which were due between November 15, 2011 and April 15, 2012 in exchange for $800,000 as payment in full of the amounts owed pursuant to certain secured buyers notes receivable. The note due on April 15, 2012 was partially redeemed. The Company recorded a loss on settlement of $394,967 on the transaction.

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

On April 25, 2012, the Company entered into an amendment to cancel the remaining convertible promissory note payable that was issued on April 19, 2011(note 10) and the $375,000 receivable.

On April 26, 2012, Company issued a convertible promissory note payable (note 10). In consideration the Company received a secured and collateralized promissory note receivable in the principal amount of $500,000, bearing interest at a one-time charge of 5.25%, due April 26, 2015.

On June 15, 2012, the Company settled a convertible redeemable note payable and a promissory note receivable on a net basis that were issued December 15, 2011 (note 10) in the amount of $250,000.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)

7. Plant and Equipment, net

			June 30,	December 31,
		Accumulated	2012	2011
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$33,297	$7,262	$8,543
Office equipment	45,720	30,161	15,559	17,290
Leasehold improvements	289,665	4,917	284,748	17,929
	$375,944	$68,375	$307,569	$43,762

8. Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China

The Company owns 40% of Sino-Top, whose assets mainly consist of six exploration properties. Erbahuo, a seventh exploration property controlled by Sino-Top is owned by Chifeng Silver Dragon Resources and Technology, Ltd. (“Chifeng”), which is a wholly-owned subsidiary of Sino-Top. The Company has a 21% net interest in the after-tax profits of the Erbahuo Silver Project through a third party mining arrangement.

In May 2012, the Company entered into an agreement to sell its interest in Chifeng to a private Chinese investor for RMB7.4 million or $1,164,020 of which RMB6.0 million or $943,306 was received subsequent to June 30, 2012.

June 30,
2012
Carrying value of investment at December 31, 2011	$4,328,143
Additional investment and advances	775,015
40% share of net loss for the six-month period ended June 30, 2012	(339,174)
Carrying value of investment at June 30, 2012	$4,763,984

Share of loss for the six-month period ending June 30:

	2012	2011
Exploration expenses	$(235,772)	$(79,976)
General and administrative expenses	(103,402)	(110,882)
Share of loss for the period (at 40%)	$(339,174)	$(190,858)

Summarized unaudited financial data of Sino Top for the six month period ended June 30:

	2012	2011
Revenue	$-	$-
Net (loss) income	$(1,775,363)	$233,525
Current assets	$1,661,003	$3,087,235
Total assets	$2,102,611	$3,243,487
Current liabilities	$5,797,359	$5,382,949
Total liabilities	$5,797,359	$5,382,949

9. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 at an interest rate of 5% per month, unsecured, and no maturity date. During the six-month period ended June 30, 2012, the Company incurred interest of $49,987 (2011 - $49,987).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)

10. Convertible Notes Payable

	Secured	Convertible	Convertible
	Convertible	Redeemable	Promissory	Convertible	Total
	Promissory Note	Note	Note	Notes
Balance, December 31, 2010	$-	$-	$-	$170,000	$170,000
Issued	2,500,000	768,000	2,000,000	300,000	5,568,000
Deferred Financing
Costs Capitalized	266,500	32,000	100,000	-	398,500
Value attributable to Warrants	(189,132)	-	-	-	(189,132)
Beneficial Conversion Feature, net of accretion	(352,239)	(247,322)	(561,458)	(33,286)	(1,194,305)
Interest Accrual	177,304	5,467	45,986	2,065	230,822
Converted	(185,381)	(318,100)	(392,086)	(340,000)	(1,235,567)
Unamortized Financing Costs	(285,246)	(19,700)	(157,780)	-	(457,726)
Balance, December 31, 2011	$1,931,806	$220,345	$1,039,662	$98,779	$3,290,592

Issued	-	336,000	500,000	135,000	971,000
Deferred Financing Costs Capitalized	-	14,000	25,000	-	39,000
Cancelled	-	(250,000)	(425,000)	-	(675,000)
Warrant accretion	30,262	-	-	-	30,262
Beneficial Conversion Feature, net of accretion	(379,764)	(6,695)	160,414	5,271	(220,774)
Interest Accrual	53,324	40,400	(26,906)	4,485	71,303
Converted	(508,844)	(81,900)	(588,830)	(112,000)	(1,291,574)
Accretion of Financing Costs	45,639	108,254	95,486	-	249,379
Balance, June 30, 2012	$1,172,423	$439,551	$779,826	$131,535	$2,464,188

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)

10. Convertible Notes Payable, (continued)

On January 27, 2012, the Company issued a convertible note payable in the principal amount of $42,500. The convertible note payable bears interest at the rate of 8% per annum, is due October 30, 2012, and is unsecured. The convertible note payable is convertible into common stock, at the lender’s option, at a 30% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

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

On March 15, 2012, the Company issued a convertible note payable in the principal amount of $51,000. The convertible note payable bears interest at the rate of 8% per annum, is due December 19, 2012, and is unsecured. The convertible note payable is convertible into common stock, at the lender’s option, at a 30% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

On April 25, 2012, the Company entered into an amendment to cancel the remaining convertible promissory note payable that was issued on April 19, 2011 and the $375,000 receivable (note 6).

On April 26, 2012, the Company issued a convertible promissory note payable in the principal amount of $525,000. As consideration the Company received a secured and collateralized promissory note receivable (note 6). The convertible promissory note payable bears interest one time at the rate of 5% on the principal amount and is due April 26, 2015. The secured and collateralized promissory note receivable bears interest at a one time charge of 5.25%, due April 26, 2015.

On May 16, 2012, the Company issued a convertible note payable in the principal amount of $41,500. The convertible note payable bears interest at the rate of 8% per annum, is due February 21, 2013, and is unsecured. The convertible note payable is convertible into common stock, at the lender’s option, at a 30% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

On June 15, 2012, the Company settled a convertible redeemable note payable and a promissory note receivable on a net basis that was issued December 15, 2011 (note 6) in the amount of $250,000.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)

11. Related Party Transactions and Balances

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

12. Capital Stock

On February 3, 2012, the Company issued 357,143 shares of the Company’s common stock for legal services rendered, for fair value of $20,000.

On February 15, 2012, the Company issued 100,000 shares of the Company’s common stock to an individual for services rendered, for fair value of $6,000.

On March 22, 2012, the Company issued 2,225,000 common share purchase warrants to directors and employees for services rendered at an exercise price of $0.06 exercisable for a period of three years from the date of issuance, for fair value of $117,925.

On April 10, 2012, the Company issued 700,000 shares of the Company’s common stock to an accredited investor pursuant to a private placement at $0.03 per unit, for fair value of $21,000.

During the six-month period ended June 30, 2012, the Company issued 27,638,219 common shares pursuant to the conversion of a note of $511,344 principal and $83,616 interest (note 10).

During the six-month period ended June 30, 2012, the Company issued 1,522,690 common shares pursuant to the conversion of a note of $81,900 principal and $2,683 interest (note 10).

During the six-month period ended June 30, 2012, the Company issued 37,442,798 common shares pursuant to the conversion of a note of $588,831 principal and $64,063 interest (note 10).

During the six-month period ended June 30, 2012, the Company issued 13,666,385 common shares pursuant to the conversion of notes of $112,000 principal and $2,200 interest (note 10).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)

12. Capital Stock, continued

Warrants

As at June 30, 2012, 19,003,000 warrants were outstanding, having an exercise price between $0.06 and $1.25 per share with an average remaining contractual life of 1.47 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2011	22,978,000	$0.48
Issued during the six-month period ended June 30, 2012	2,225,000	0.06
Cancelled during the six-month period ended June 30, 2012	(4,200,000)	(0.50)
Expired during the six-month period ended June 30, 2012	(2,000,000)	(0.42)
Balance, June 30, 2012	19,003,000	$0.43

As at June 30, 2012, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.06 - $1.00	18,003,000	1.52 years	$ 0.38
$1.01 - $1.25	1,000,000	0.45 years	$ 1.25

13. Supplemental Cash Flow Information

			For the period from May 9,
Issuance of convertible notes payable	June 30,	June 30,	1996 (date of inception)
	2012	2011	through June 30, 2012
Issuance of convertible notes payable	$260,000	$4,741,500	$4,450,000
Cash advances	-	170,000	1,648,493
Interest accrued	158,075	(141,980)	388,897
Notes receivable	1, 628,095	(3,312,500)	(2,774,405)
Proceeds from collection of notes receivable		-	850,000
Deferred charges	(60,841)	(213,394)	(242,069)
	$1,985,329	$1,243,626	$4,620,916

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2012 and 2011
(Unaudited)

14. Commitments and Contingencies

(a)

On December 19, 2011, the Company entered into a three-year lease agreement with a related party for office, which was amended during the first quarter to commence from June 1, 2012 and end on May 31, 2015. The future minimum commitment under the lease obligations for office premises are as follows:

2012	$30,865
2013	61,730
2014	61,730
2015	25,721
$180,046

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

(b)	The Company has committed to provide capital contributions to cover expenses proportionate to its equity interest in Sino- Top.

The Company’s Mexican subsidiary has been subjected to irregularities that it has been seeking to redress. Legal proceedings were heard and decided on an ex parte basis, without notice to the Company that resulted in its Mexican subsidiary losing title to its mineral assets. In December 2010, the Company became aware of this situation, and has taken steps through the courts in Mexico to redress the situation, including a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities. On May 22, 2012 the court ruled against the Constitutional Rights Claim. As a result, we have determined that we will not pursue any further recourse with regard to this matter, and accordingly, we will never recover the Mexican Concessions. The Company is working with its legal counsel to dissolve the Mexican subsidiaries and during this process the outstanding judgments will be addressed.

15. Subsequent Events

On July 16, 2012, the Company entered into a forbearance agreement to commence the settlement process of certain notes receivable and convertible promissory notes payable.

On July 16, 2012, the Company entered into a standstill agreement to commence the settlement process of certain notes receivable and convertible promissory notes payable.

On August 22, 2012, the Company issued 15,776,225 common shares pursuant to the conversion of convertible promissory notes payable of $42,500 principal and $1,700 interest.

On August 23, 2012, the Company agreed with an investor to accelerate two payments of $60,000 for a total of $120,000 in exchange for redeeming $200,000 of notes receivable. $100,000 of the note receivable that was due on May 15, 2012 was redeemed with the remaining balance due on or before September 22, 2012.

On September 17, 2012, the SEC imposed a temporary trading suspension on the Company.

On October 4, 2012, the Company agreed with an investor to redeem the outstanding balance on the note receivable with two payments of $30,000, subject to certain conditions. $30,000 of the note receivable was redeemed and the remaining balance was not paid due to the conditions not being met. In addition, the Company entered into a forbearance agreement to commence the settlement process of certain notes receivable and convertible promissory notes payable.

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
(Unaudited)

15. Subsequent Events, continued

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

In April 2013, the Payoff Date was amended to be June 30, 2013.

After the period ended June 30, 2012, the Company issued 10,000,000 common shares pursuant to the conversion of a note of $24,000 principal and $2,600 interest (note 10).

After the period ended June 30, 2012, the Company issued 8,850,008 common shares pursuant to the conversion of a note of $28,500 principal (note 10).

After the period ended June 30, 2012, the Company issued 8,800,000 common shares pursuant to the conversion of a note of $20,856 principal (note 10).

After the period ended June 30, 2012, the Company issued 22,550,419 common shares pursuant to the conversion of a note of $60,500 principal and $4,700 interest (note 10).

In April 2013, the Company extended the Payoff Date from March 31, 2013 to June 30, 2013.

16. Segmented Information

As at June 30, 2012 (Restated - note 4)	Corporate	Mexico		China	Total

Equity investment	$-	$-		$4,763,984	$4,763,984
Notes receivable	$1,658,295	$-	$		$1,658,295
Total assets	$2,305,565	$-		$4,763,984	$7,069,549

Six-month period ended June 30, 2012	Corporate	Mexico		China	Total
(Restated - note 4)

Revenues	$-	$-		$-	$-
Depreciation	$25,033	$-		$-	$25,033
Loss before income tax	$(2,236,498)	$(54,214)		$(469,203)	$(2,759,915)

As at December 31, 2011 Restated	Corporate	Mexico		China	Total

Equity investment	$-	$-		$4,328,143	$4,328,143
Notes receivable	$3,252,500	$-		$-	$3,252,500
Total assets	$3,751,665	$597		$4,328,143	$8,080,405

Six-month period ended June 30, 2011	Corporate	Mexico		China	Total

Revenues	$-	$-		$-	$-
Depreciation	$(23,557)	$-		$-	$(23,557)
Loss before income tax	$(1,571,168)	$(69,280)		$(45,287)	$(1,685,735)

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

Available information

We file annual, quarterly, current reports and other information with the SEC. You may read and copy documents that have been filed with the SEC at their Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to their website at www.sec.gov.

OVERVIEW

Our primary objective is to explore for silver minerals. Our secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance our exploration through equity or debt financing or by way of joint venture or option agreements, or through a combination of both, if and to the extent available.

CHINESE PROPERTIES

By virtue of our 40% equity interest in Sino-Top Resources & Technologies, Ltd. (“Sino-Top”), we currently have an interest in the following six silver poly-metallic exploration properties owned by Sino-Top, which properties are located in the Erbahuo Silver District in Northern China (Inner Mongolia): Dadi; Laopandao; Aobaotugonao; Shididonggou; Yuanlinzi; and Zhuanxinhu. During the quarter ended June 30, 2012, we also had a 70% interest in Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng”), which owns the Erbahuo property, also located in the Erbahuo Silver District in Northern China (Inner Mongolia). Pursuant to a cooperation agreement between Chifeng and a partner, such partner assumed responsibility for mine operations among other things, at the Erbahuo silver mine in exchange for a 70% interest of the net profits and payable taxes of the Erbahuo silver mine. Consequently, Chifeng only has a 30% interest of the net profit after taxes (except for the income tax payable by such partner) of the Erbahuo silver mine.

Only four of such seven properties are material to us to date: Dadi, Laopandao, Aobaotugounao,and Erbahuo.

General Update on Operations

At Dadi, the 2012 exploration program includes 4,000 meters (incl. 1,000 meters contingency) drilling, 3,000 meters tunneling, and 500 meters trenching. At Laopandao, the 2012 exploration program includes 4,000 meters (incl. 1,000 meters contingency) drilling, 700 meters tunneling and 500 meters trenching. At Aobaotugounao, the 2012 exploration program includes 4,000 meters drilling and 5,000 meters trenching. In total, Sino-Top’s budget for the following is: Dadi: RMB21.3 million; for Laopandao: RMB3.8 million; for Aobaotugounao: RMB3.43 million; for others: RMB3.57 million; for G&A: RMB4, 745,000, for a total budget of RMB 36,845,000 (US$5.8 million, of which RMB3, 719,200 (US$585,700) has been spent as of June 30, 2012 and US$5.2 million remains to be spent. Shengda and Silver Dragon invest at a ratio of 5:4, i.e. Shengda shares approximately 55.56% in the budget, and Silver Dragon 44.44% . If Silver Dragon is not contributing at a level of 44.44%, the Parties to the Sino-Top joint venture shall re-determine the profit distribution proportion before either of the Parties makes additional capital contribution.

Dadi Update

Exploration work in respect of the 2012 program at Dadi commenced on February 24, 2012, focusing on underground drifting (face drilling) and underground drilling. As of April 30, 2012, seven underground drill holes had been completed with a total drilling length of 1,039 meters. In addition, underground drifting, including transverse drifts CM08, CM12 and CM14 at the 1,350m level and PD4CM02, PD4CM06, PD4CM08 in tunnel PD4, was also completed. The total tunneling length was 692.8 meters, including mineral drifts, transverse drifts and transportation tunnels. At present, 149 samples from drill core and channel sampling within the transverse drifts have been analyzed.

Highlights from the 2012 drilling program completed thus far at Dadi are as follows:

  The current season’s work commenced in February 2012, with most of the activity focused on underground drilling and drifting (face drilling).
  Twelve underground drill holes and six underground transverse drifts were completed to define mineralization zones I, II and IV. A total of five mineralization zones have been discovered at Dadi, of which, zones I, II and IV haven been the main targets for this year’s exploration work.
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

Erbahuo Silver Mine Update

On May 28, 2012, the Company entered into a definitive agreement to sell its 70% interest in Chifeng to Deng Zuoping, a private Chinese investor, for RMB 7.4 million or US$1,164,020, of which RMB5 million was to be paid before July 15, 2012 and RMB1.4 million was to be paid by November 14, 2012. On July 5, 2012 an initial deposit of RMB1.0 million or $157,300 was received, of which $12,584 was contributed to Chifeng for expenses incurred until the date of the sale. Concurrently with such payment, we transferred to the purchaser title to our interest in Chifeng. The purchaser failed to make the remainder of the July 15, 2012 payment when due. The Company had not received any further payment as of the date of filing of the Original Form 10-Q.

MEXICO

We previously reported in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2011 (“Amended 2011 10-K/A”) that we had lost title to 15 mining concessions in Cerro las Minitas (“Mexican Concessions”). In late 2010, we took steps through the courts in Mexico to redress the situation, including asserting a constitutional rights claim before the Federal Court in the City of Durango. On May 22, 2012, the court ruled against our claim. As a result, we have determined that we will not pursue any further recourse with regard to this matter, and accordingly, we will never recover the Mexican Concessions. The Company is working with its legal counsel to dissolve the Mexican subsidiaries.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net sales were $nil for both of the six month periods ended June 30, 2012 and June 30, 2011, as there was no production at any of the properties.

The net loss for the six-month period ended June 30, 2012 was $2,759,915 compared to $1,685,735 for the same period in the prior year. This increase is primarily due to increased financing expenses as a result of the convertible notes payable.

The general and administration expenses decreased from $1,136,436 to $962,577 since we took measures to decrease operating costs relating to the head office.

Total other expenses increased significantly for the six months ended June 30, 2012 of $1,797,338 as compared to the same period in 2011 of $549,299, primarily due to interest incurred on the convertible notes payable issued subsequent to June 30, 2011.

Interest expenses increased significantly from $395,941 to $1,472,980 in the current period as a result of the issuance and conversion of convertible notes payable. Loss on equity investment increased from $190,858 in the prior period to $339,174 in the current period due to current exploration.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net sales were $nil for both of the three month periods ended June 30, 2012 and June 30, 2011, as there was no production at any of the properties.

The net loss for the three-month period ended June 30, 2012 was $1,280,895 compared to $951,039 for the same period in the prior year. This increase in the current period is primarily due to increased financing expenses as a result of the convertible notes payable.

The general and administration expenses decreased from $547,835 in the prior period to $455,923 in the current period since we took measures to decrease operating costs relating to the head office.

Total other expenses increased significantly for the three months ended June 30, 2012 of $824,972 as compared to the same period in 2011 of $403,204, primarily due to interest incurred on the convertible notes payable issued subsequent to June 30, 2011.

Interest expenses increased significantly from $302,107 in the prior period to $628,142 in the current period as a result of the issuance and conversion of convertible notes payable. Loss on equity investment increased from $138,597 in the prior period to $200,659 in the current period due to current exploration.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for the exploration and acquisition of mining exploration properties and corporate and administrative costs. At June 30, 2012, we had working capital deficit of $2,759,915 and cash on hand of $55,101, and at December 31, 2011, we had working capital deficit of $1,750,564 and cash on hand of $114,568. During the six months ended June 30, 2012, we contributed $775,015 to Sino-Top for exploration purposes, and spent $288,840 on leasehold improvements. We spent $923,837 on operating activities. We closed a number of financings pursuant to which we issued shares of Common Stock. See “Part II Item 2 – “Sales of Unregistered Securities during 2012” below. We also entered into, modified or continued to have outstanding a number of convertible financing arrangements. As of June 30, 2012, we were in breach or default under the covenants for some or all of such arrangements. Depending upon the financing arrangement, a default may mean that the lender is entitled to default interest, acceleration of amounts due and/or other special rights, to impose additional penalties against us, and/or to refrain from taking certain actions such as advancing additional funds to us or converting existing indebtedness into equity.

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

Changes in internal controls

There were no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Mexico

We previously reported in our Amended 2011 10-K that we had lost title to the Mexican Concessions and were taking steps through the courts in Mexico to redress the situation, including asserting a constitutional rights claim before the Federal Court in the City of Durango. On May 22, 2012, the court ruled against our claim. As a result, we have determined that we will not pursue any further recourse with regard to this matter, and accordingly, we will never recover the Mexican Concessions. The Company is working with its legal counsel to dissolve the Mexican subsidiaries.

ITEM 1A. RISK FACTORS

Other than as set forth below, there have been no material changes to the risk factors set forth in our Amended 2011 10-K/A. The risk factors in our Amended 2011 10-K/A, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

Risks relating to our Business

We have not received all of the proceeds to which we are entitled from the sale of our interest in Chifeng, and there can be no assurances that we ever will receive such funds.

As discussed above, we sold our 70% interest in Chifeng for RMB 7.4 million or US$1,164,020. In connection with that sale, we transferred to the purchaser title to such interest on July 5, 2012. Under the terms of the sale agreement, we were entitled to receive RMB5 million of the purchase price by July 15, 2012; however, to date we have received only an initial deposit of RMB1 million. There can be no assurances that we will receive the remaining amounts owed to us on a timely basis, or at all.

Risks relating to our Common Stock

The discount conversion features under our convertible financing arrangements have rapidly increased the number of outstanding shares of our Common Stock. We now have insufficient authorized capital to satisfy our contractual obligations for reserving and, if required, issuing shares of our Common Stock pursuant to outstanding convertible financing arrangements and other rights to acquire shares of Common Stock.

We have 300,000,000 shares of Common Stock authorized for issuance pursuant to our certificate of incorporation. As of August 2, 2012, there were 246,017,263 shares of Common Stock outstanding, leaving 53,982,737 shares of Common Stock available for issuance, significantly less than the number of shares of Common Stock into which our outstanding convertible promissory notes payable and other rights to acquire Common Stock were then convertible. This deficiency violates the terms of several of our financing arrangements. Our investors may take actions against us, including demanding payment in cash or seeking other remedies. In addition, the inadequacy of our authorized capital, combined with the low trading price of our Common Stock, may prevent us from raising any significant equity-based financing. We may be required to settle outstanding obligations in cash, subject to availability of funds, and/or seek shareholder approval in order to increase our authorized capital. Any further conversions of debt, especially at a discount to the market, may further dilute our shareholders and depress the price of our Common Stock. Should we be unable to negotiate a satisfactory resolution with our investors or obtain alternative means of financing, we may be required to limit or discontinue operations, we may be required to sell or we may lose to our creditors some or all of our assets, or we may go bankrupt or liquidate

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 10, 2012, the Company issued 700,000 shares of the Company’s stock to an accredited investor pursuant to a private placement at $0.03 per unit, for fair value of $21,000.

During the three-month period ended June 30, 2012, the Company issued 10,500,000 common shares to Tonaquint, Inc. pursuant to the conversion of a note of $73,325 principal and $30,415 interest as follows:

	Conversion	Conversion	Total		Number of Shares
Conversion	Amount	Amount	Conversion	Conversion	Issued Upon
date	Principal	Interest	Amount	Stock Price	Conversion
5/22/2012	30,432	25,568	56,000	0.0112	5,000,000
6/6/2012	42,893	4,847	47,740	0.0087	5,500,000
	$73,325	$30,415	$103,740		10,500,000

During the three-month period ended June 30, 2012, the Company issued 25,048,246 common shares to JMJ Financial pursuant to the conversion of a note of $259,241 principal and $nil interest as follows:

	Conversion	Conversion	Total		Number of Shares
Conversion	Amount	Amount	Conversion	Conversion	Issued upon
Date	Principal	Interest	Amount	Stock Price	Conversion
11-Apr-12	78,325		78,325	0.0285	2,748,246
26-Apr-12	61,950		61,950	0.0177	3,500,000
30-May-12	37,500		37,500	0.0094	4,000,000
6-Jun-12	36,900		36,900	0.0090	4,100,000
20-Jun-12	16,830		16,830	0.0050	3,400,000
27-Jun-12	27,736		27,736	0.0038	7,300,000
	$259,241	$-	$256,241		25,048,246

During the three-month period ended June 30, 2012, the Company issued 11,776,346 common shares to Asher Enterprises, Inc. pursuant to the conversion of a note of $57,000 principal and $nil interest as follows:

	Conversion	Conversion	Total		Number of Shares
Conversion	Amount	Amount	Conversion	Conversion	Issued upon
Date	Principal	Interest	Amount	Stock Price	Conversion
6/7/2012	12,000		12,000	0.0084	1,428,571
6/13/2012	15,000		15,000	0.0047	3,191,489
6/20/2012	18,000		18,000	0.0046	3,913,043
6/26/2012	12,000		12,000	0.0037	3,243,243
	$57,000	$-	$57,000		11,776,346

Each of the forgoing transactions was made in accordance with section 4(a)(2) and/or Rule 506 of Regulation D under the 1933 Act. There was no general solicitation with respect to the transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company disclosed certain defaults in its Amended 2011 10-K/A. The Company continued to be in default under various covenants during the quarter ended June 30, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

No applicable.

ITEM 5. OTHER INFORMATION

The disclosures that were required to be disclosed in a report on Form 8-K during the period covered by this Form, but were not reported, include the following items:

Entry into, modification of and breaches and/or defaults under the terms of certain convertible financing arrangements, as further described under “Item 7 – Management’s Discussion and Analysis and Plan of Operation”.

On April 25, 2012, the Company entered into an amendment with JMJ Financial to cancel the remaining convertible promissory note payable that was issued on April 19, 2011 and the $375,000 receivable.

On April 26, 2012, Company issued a convertible promissory note payable to JMJ Financial. In consideration the Company received a secured and collateralized promissory note receivable in the principal amount of $500,000, bearing interest at a one-time charge of 5.25%, due April 26, 2015.

On April 26, 2012, the Company issued a convertible promissory note payable in the principal amount of $525,000 to JMJ Financial. As consideration the Company received a secured and collateralized promissory note receivable from JMJ Financial. The convertible promissory note payable bears interest one time at the rate of 5% on the principal amount and is due April 26, 2015. The secured and collateralized promissory note receivable bears interest at a one-time charge of 5.25%, due April 26, 2015.

On May 28, 2012, the Company entered into an agreement to sell its 70% beneficial interest in Chifeng to Den Zuoping for RMB7.4 million or $1,164,020 of which RMB6.0 million or $943,306 was received. See Part I, Item 2 in this Amendment.

On June 15, 2012, the Company settled a convertible redeemable note payable and a promissory note receivable on a net basis with Gel Properties LLC that was issued December 15, 2011 in the amount of $250,000.

The following equity securities sold in the aggregate since the Company’s last periodic report were greater than 5% of the number of shares outstanding of the class equity securities sold:

Date of Issuance	Holder	Number of Shares
19-Apr-12	GEL	8,000,000
26-Apr-12	JMJ	3,500,000
22-May-12	Tonaquint	5,000,000
22-May-12	JMJ	4,000,000
6-Jun-12	Tonaquint	5,500,000
6-Jun-12	JMJ	4,100,000
7-Jun-12	Asher	1,428,571
13-Jun-12	Asher	3,191,489
20-Jun-12	JMJ	3,400,000
20-Jun-12	Asher	3,913,043
26-Jun-12	Asher	3,243,243
27-Jun-12	JMJ	7,300,000

ITEM 6. EXHIBITS

10.40	Amendment dated April 25, 2012 between JMJ Financial and the Company
10.41	Convertible Promissory Note B-04192011c issued to JMJ Financial
10.42	Secured & Collateralized Promissory Note C-04192011c from JMJ Financial
10.43	Equity Transfer Agreement dated May 28, 2012 between the Company and Den Zuoping
10.44	Joint Venture Contract related to Sino-Top dated January, 2005, together with amendments and related agreements dated October 31, 2006, July 4, 2008 and March 20, 2009
31.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Dated: April 25, 2013	By: /s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer
(principal executive, financial and accounting officer)