Form 10-Q
period 2012-09-30
Silver Dragon Resources Inc.
filed 2013-04-25
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [   ]    No[ X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [   ]    No [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[   ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 25, 2013 there were 267,999,611 shares of common stock outstanding, par value $0.0001.

SILVER DRAGON RESOURCES INC.

INDEX TO FORM 10-Q

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

(EXPRESSED IN UNITED STATES FUNDS)

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2012	2011
		Restated
ASSETS
Current assets
Cash	$116,090	$114,568
Other receivable (note 5)	1,012,671	12,474
Notes receivable (note 6)	316,712	2,277,500
Deferred expenses	64,916	75,500
Prepaid expenses	5,202	99,458
Total current assets	1,515,591	2,579,500

Notes receivable (note 6)	975,000	975,000
Deferred expenses	112,000	154,000
Plant and equipment, net (note 7)	387,501	43,762
Equity investment (note 8)	4,344,306	4,328,143

Total assets	$7,334,398	$8,080,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$675,636	$526,270
Accrued liabilities	421,077	346,579
Loan payable to related party	20,448	-
Promissory note payable (note 9)	166,623	166,623
Convertible notes payable (note 10)	2,510,479	3,290,592

Total liabilities	3,794,263	4,330,064

Capital stock (note 12)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.0001 par value, 300,000,000 shares authorized (2011 – 300,000,000), 267,999,611 shares issued and outstanding (2011 – 136,400,449 issued and outstanding)	26,915	13,640
Additional paid-in capital (note 12)	46,569,009	43,880,995
Treasury (550,000 shares)	(209,000)	(209,000)
Deficit accumulated during the exploration stage	(42,913,084)	(40,050,281)
Accumulated comprehensive income	66,295	114,987
Stockholders’ equity	3,540,135	3,750,341

Total liabilities and stockholders’ equity	$7,334,398	$8,080,405

Going concern (note 2)

Commitments and Contingencies (note 14)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the nine-month periods ended September 30, 2012 and 2011 and
Cumulative for the period from May 9, 1996 (date of inception) to September 30, 2012
(Unaudited)

					For the
					period from
					May 9, 1996
	For the three-month period ended		For the nine-month periods ended		(date of
					inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012
		(Restated –		(Restated –
		note 17)		note 17)

Operating expenses
Exploration	$–	$–	$–	$–	$7,174,048
General and administrative	357,826	602,596	1,320,403	1,739,032	29,250,779
Write-off of Mexican assets	–	–	–	–	3,242,039
Total operating expenses	357,826	602,596	1,320,403	1,739,032	39,666,866
Loss from operations	(357,826)	(602,596)	(1,320,403)	(1,739,032)	(39,666,866)

Other (expenses) income
Interest expense and loss on settlement	(450,104)	(314,935)	(1,923,084)	(710,876)	(3,524,879)
Interest income	-	25,000	-	62,500	85,553
Net loss on equity investment	(423,513)	(194,227)	(762,687)	(385,085)	(2,042,864)
Forgiveness of debt	–	–	–	–	38,871
Gain on sale of interest in subsidiary	–	–	–	–	1,816,733
Gain on sale of interest in mining property	1,143,371	–	1,143,371	–	1,143,371
Non-recurring items	–	–	–	–	(713,269)
Total other (expenses) income	269,754	(484,162)	(1,542,400)	(1,033,461)	(3,196,484)

Loss before income taxes	(88,072)	(1,086,758)	(2,862,803)	(2,772,493)	(42,863,350)
Provision for income taxes	–	–	–	–	–

Net loss from continuing operations, after tax	(88,072)	(1,086,758)	(2,862,803)	(2,772,493)	(42,863,350)
Minority interest	–	–	–	–	253,021
Loss from discontinued operations (net of	–	–	–	–	(302,755)

Net loss	(88,072)	(1,086,758)	(2,862,803)	(2,772,493)	(42,913,084)
Other comprehensive income (loss):
Foreign exchange gain (loss)	(19,694)	89,414	(48,692)	98,183	66,295

Comprehensive loss	$(107,766)	$(997,344)	$(2,911,495)	$(2,674,310)	$(42,846,789)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	252,373,321	109,861,073	321,129,519	113,827,074

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Stockholders’ Equity
For the nine-month period ended September 30, 2012 and year end December 31, 2011
(Unaudited)

	Common Stock		Additional	Deficit	Treasury	Accumulated	Total
	Number of	Amount	Paid-in	Accumulated	Stock	Comprehensive	Stockholders'
	Shares	$	Capital	During the	$	Income	Equity
			$	Exploration		(Loss)	$
				Stage		$
				$

Balance, December 31, 2010	98,728,017	9,873	39,641,412	(36,054,080)	(209,000)	21,354	3,409,559

Shares issued for cash	2,812,500	281	249,719	-	-	-	250,000
Shares issued for services	1,490,000	149	174,426	-	-	-	174,575
Shares issued on conversion of notes	27,736,036	2,774	1,352,849	-	-	-	1,355,623
Shares issued for settlement of debt	5,883,896	588	434,085	-	-	-	434,673
Shares cancelled	(750,000)	(75)	(83,550)	-	-	-	(83,625)
Warrants issued for cash	-	-	80,389	-	-	-	80,389
Warrants issued for services	-	-	373,695	-	-	-	373,695
Shares issued on financing	500,000	50	24,950	-	-	-	25,000
Share issuance costs	-	-	(8,750)	-	-	-	(8,750)
Beneficial conversion feature	-	-	1,641,770	-	-	-	1,641,770
Accumulated comprehensive loss	-	-	-	-	-	93,633	93,633
Net loss, 2011	-	-	-	(3,996,201)	-	-	(3,996,201)
Balance, December 31, 2011 - Restated	136,400,449	13,640	43,880,995	(40,050,281)	(209,000)	114,987	3,750,341

Shares issued for cash	700,000	70	20,930	-	-	-	21,000
Shares issued for services	457,143	46	25,954	-	-	-	26,000
Shares issued on conversion of notes	130,442,019	13,159	1,574,634	-	-	-	1,587,793
Warrants issued for services	-	-	117,925	-	-	-	117,925
Beneficial conversion feature	-	-	948,571	-	-	-	948,571
Accumulated comprehensive loss	-	-	-	-	-	(48,692)	(48,692)
Net loss, 2012	-	-	-	(2,862,803)	-	-	(2,862,803)
Balance, September 30, 2012	267,999,611	26,915	46,569,009	(42,913,084)	(209,000)	66,295	3,540,135

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2012 and 2011 and
Cumulative for the period from May 9, 1996 (date of inception) to September 30, 2012
(Unaudited)

			For the period
			from May 9, 1996 (date
	September 30,	September 30,	of inception) through
	2012	2011	September 30, 2012

Cash flows from operating activities
Net loss	$(2,862,803)	$(2,772,493)	$(42,913,084)
Net loss from discontinued operations	-	-	302,755
Net loss from continuing operations excluding minority interest	(2,862,803)	(2,772,493)	(42,610,329)
Adjustments for:
Depreciation	39,603	35,337	611,556
Net loss from equity investment	762,687	385,085	2,042,865
Gain on disposal of interest in mining property	(1,143,371)	-	(1,143,371)
Interest on convertible notes payable	181,262	105,894	326,322
Shares issued for services	26,000	90,950	8,590,071
Warrants and options issued for services	117,925	249,822	3,991,090
Amortization of beneficial conversion feature	1,726,449	126,229	2,273,752
Write-down of mineral rights	-	-	3,411,309
Write-down of assets	-	-	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivable	(1,000,197)	(71,938)	(1,088,843)
Deferred expenses	52,584	123,560	366,498
Prepaid expenses	94,256	-	94,256
Accounts payable	149,367	(130,303)	2,312,809
Accrued liabilities	74,498	14,646	390,242
Other	-	-	778,688
Net cash used in operating activities	(1,781,740)	(1,843,211)	(21,043,836)
Cash flows from investing activities
Investments in mineral rights	-	-	(1,920,441)
Additional contributions to Sino-Top	(799,500)	(85,272)	(4,451,055)
Proceeds on disposal of interest in mining property	1,164,020	-	1,164,020
Acquisition of plant and equipment	(383,342)	-	(1,364,828)
Other	-	-	4,364,090
Net cash used in investing activities	(18,822)	(85,272)	(2,208,214)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants	21,000	125,000	18,168,492
Share issuance costs	-	(8,750)	(206,686)
Related party loans payable	20,448	-	1,213,370
Repayments of related party payables	-	(260,256)	(722,813)
Minority interest	-	-	253,021
Promissory note payable	-	-	516,623
Write-down of promissory note payable	-	-	(350,000)
Issuance of convertible notes payable (note 13)	1,809,328	1,956,323	4,444,915
Other	-	-	(59,609)
Net cash provided by financing activities	1,850,776	1,812,317	23,257,313
Effect of exchange rate on cash	(48,692)	98,183	110,827
(Decrease) increase in cash	1,522	(17,983)	116,090
Cash - beginning of period	114,568	96,563	-
Cash - end of period	$116,090	$78,580	$116,090

Supplemental cash flow information (note 13)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 and 2011

1. Nature of Business and Basis of Presentation

Silver Dragon Resources Inc. was incorporated on May 9, 1996 in the State of Delaware and its executive office is in Toronto, Canada. It carries out operations through subsidiaries in Canada, Mexico and China. Silver Dragon Resources Inc. and its subsidiary and affiliate (collectively referred to as “Silver Dragon” or the “Company”) are in the exploration stage as defined by Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 915 “Accounting and Reporting For Development Stage Entities”.

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

At September 30, 2012, the Company had a working capital deficit of $2,278,672 (December 31, 2011 – $1,750,564), has not yet achieved profitable operations, incurred a net loss of $2,862,803 for the nine-month period ended September 30, 2012 (2011 -$2,772,493), has accumulated losses of $42,913,084 since its inception, and expects to incur further losses in the development of its business. These factors cast doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations. Management believes that the Company will be able to obtain additional funds by equity or convertible debt financing; however, there is no assurance of additional funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company were unable to continue as a going concern.

3. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the period ended September 30, 2012, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 and 2011

4. Financial Instruments

The carrying value of cash, other receivable, current portion of notes receivable, accounts payable, accrued liabilities, promissory note payable, current portion of convertible notes payable and related party payables approximated their fair value as of September 30, 2012 and December 31, 2011 due to their short-term nature. Management believes that the carrying value of the non-current portion of convertible notes payable and notes receivable approximates their fair value using the present value method.

Interest and Credit Risk

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from its financial instruments.

Currency Risk

While the reporting currency is the United States Dollar, $79,221 of consolidated expenses for the nine-month period ended September 30, 2012 are denominated in Mexican Pesos; and $672,357 of consolidated expenses for the period ended September 30, 2012, are denominated in Canadian Dollars. As at September 30, 2012, $1,027,411 of the net monetary liabilities are denominated in Mexican Pesos; and $145,388 of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

5. Other Receivable

In June 2012, the Company entered into an agreement to sell its 70% beneficial interest in Chifeng for RMB7.4 million or $1,164,020 (note 8). As at September 30, 2012, an amount of $1,007,214 owing to the company is outstanding.

6. Notes Receivable

	September 30,	December 31,
	2012	2011
Secured Buyer Notes	$316,712	$1,677,500
Promissory Notes	-	250,000
Secured and Collateralized Promissory Note	975,000	1,325,000
Total Notes Receivable	1,291,712	3,252,500
Less: Current Portion	(316,712)	(2,277,500)
Long-Term Notes Receivable	$975,000	$975,000

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
September 30, 2012 and 2011

6. Notes Receivable, continued

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

On July 16, 2012, the Company entered into a forbearance agreement to forbear from reselling the Company’s shares until September 15, 2012 and to commence the settlement process of certain notes receivable and convertible promissory notes payable (note 10).

On July 16, 2012, the Company entered into a standstill agreement to not convert any amount of the convertible promissory notes issued by the Company into common stock and not to resell any common stock of the Company from July 20, 2012 to September 15, 2012 and to commence the settlement process of certain notes receivable and convertible promissory notes payable.

On August 23, 2012, the Company agreed with an investor to accelerate two payments of $60,000 for a total of $120,000 in exchange for redeeming $200,000 of notes receivable, of which $60,000 was received. The Company recorded a loss on settlement of $48,685 on the transaction.

On August 31, 2012, the Company settled a convertible redeemable note payable and a promissory note receivable on a net basis that were issued February 10, 2012 (note 10) in the amount of $200,000.

7. Plant and Equipment, net

			September 30,	December 31,
		Accumulated	2012	2011
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$33,938	$6,621	$8,543
Office equipment	45,720	31,025	14,695	17,290
Leasehold improvements	383,346	17,161	366,185	17,929
	$469,625	$82,124	$387,501	$43,762

8. Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China (“Sino-Top”)

The Company owns 40% of Sino-Top, whose assets mainly consist of six exploration properties. Erbahuo, a seventh exploration property that was controlled by Sino-Top, is owned by Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng”), which is a wholly-owned subsidiary of Sino-Top. The Company had a 21% net interest in the after-tax profits of the Erbahuo Silver Project through a third party mining arrangement prior to the sale described below.

In May 2012, the Company entered into an agreement to sell its 70% beneficial interest in Chifeng to a private Chinese investor for RMB7.4 million or $1,164,020 and recognized a gain of $1,143,371 on the transaction. On July 5, 2012, title was transferred and an initial deposit of RMB1.0 million or $157,300 was received, of which $12,584 was contributed to Chifeng for expenses incurred until the date of the sale.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 and 2011

8. Equity Investment, continued

		September 30,
		2012
Carrying value of investment at December 31, 2011		$4,328,143
Additional investment and advances		799,499
Proceeds on sale of mining property		(1,164,020)
Gain on sale of mining property		1,143,371
40% share of net loss for the nine-month period ended September 30, 2012		(762,687)
Carrying value of investment at September 30, 2012		$4,344,306

Share of loss for the nine-month period ending September 30:
	2012	2011
Exploration expenses	$(624,287	$(260,115)
General and administrative expenses	(138,400)	(124,970)
Share of loss for the period (at 40%)	$(762,687)	$(385,085)

Summarized unaudited financial data of Sino-Top for the nine-month period ended September 30:

	2012	2011
Revenue	$-	$-
Net loss	$(1,906,719)	$(962,714)
Current assets	$2,671,638	$1,990,825
Total assets	$3,091,822	$2,290,217
Current liabilities	$6,413,003	$5,534,269
Total liabilities	$6,413,003	$5,534,269

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 and 2011

9. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 at an interest rate of 5% per month, unsecured, and no maturity date. During the nine-month period ended September 30, 2012, the Company incurred interest of $74,980 (2011 - $74,980).

10. Convertible Notes Payable

	Secured
	Convertible	Convertible	Convertible
	Promissory	Redeemable	Promissory	Convertible	Total
	Note	Note	Note	Notes
Balance, December 31, 2010	$-	$-	$-	$170,000	$170,000
Issued	2,500,000	768,000	2,000,000	300,000	5,568,000
Deferred Financing Costs Capitalized	266,500	32,000	100,000	-	398,500
Value attributable to Warrants	(189,132)	-	-	-	(189,132)
Beneficial
Conversion Feature, net of accretion	(352,239)	(247,322)	(561,458)	(33,286)	(1,194,305)
Interest Accrual	177,304	5,467	45,986	2,065	230,822
Converted	(185,381)	(318,100)	(392,086)	(340,000)	(1,235,567)
Unamortized Financing Costs	(285,246)	(19,700)	(157,780)	-	(457,726)
Balance, December 31, 2011	$1,931,806	$220,345	$1,039,662	$98,779	$3,290,592
Issued	-	336,000	500,000	135,000	971,000
Deferred Financing
Costs Capitalized	103,708	14,000	25,000	-	142,708
Cancelled	-	(450,000)	(425,000)	-	(875,000)
Warrant accretion	45,393	-	-	-	45,393
Beneficial Conversion Feature, net of accretion	(370,249)	189,735	204,165	27,020	50,671
Interest Accrual	95,327	29,341	(20,195)	1,405	105,878
Converted	(513,944)	(110,400)	(609,688)	(172,500)	(1,406,532)
Accretion of Financing Costs	68,459	15,575	101,735	-	185,769
Balance, September 30, 2012	$1,360,500	$244,596	$815,679	$89,704	$2,510,479

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 and 2011

10. Convertible Notes Payable, continued

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

On January 31, 2012, the Company recognized a beneficial in the amount of $489,796, upon the funding of the third to eighth tranches of the notes receivable.

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

On June 15, 2012, the Company settled a convertible redeemable note payable and a promissory note receivable on a net basis that were issued December 15, 2011 (note 6) in the amount of $250,000.

On July 16, 2012, the Company entered into a forbearance agreement to forbear from reselling the Company’s common stock until September 15, 2012 and to commence the settlement process of certain notes receivable and convertible promissory notes payable.

On July 16, 2012, the Company entered into a standstill agreement to not convert any amount of the convertible promissory notes issued by the Company into common stock and not to resell any common stock of the Company from July 20, 2012 to September 15, 2012 and to commence the settlement process of certain notes receivable and convertible promissory notes payable.

On August 31, 2012, the Company settled a convertible redeemable note payable and a promissory note receivable on a net basis that were issued February 10, 2012 (note 6) in the amount of $200,000.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 and 2011

11. Related Party Transactions and Balances

During the nine-month period ended September 30, 2012, the Company incurred $217,006 (2011 - $247,590) in management fees paid to a company controlled by a director for his services as chief executive officer.

Included in loan payable to related party is $20,448 (2011 - $nil) due to a company controlled by a director. The unsecured loan is due on demand, non-interest bearing, and has no repayment terms.

During the nine-month period ended September 30, 2012, the Company incurred $20,460 (2011 - $nil) in rent paid to a company controlled by a director. Included in prepaid expenses is a deposit of $5,202 (2011 - $nil).

These transactions are in the normal course of operations and have been recorded at the exchange amounts which the parties believe to be fair value.

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

During the nine-month period ended September 30, 2012, the Company issued 37,638,219 common shares pursuant to the conversion of a note of $513,944 principal and $107,616 interest (note 10).

During the nine-month period ended September 30, 2012, the Company issued 10,344,198 common shares pursuant to the conversion of a note of $110,400 principal and $2,683 interest (note 10).

During the nine-month period ended September 30, 2012, the Company issued 46,242,798 common shares pursuant to the conversion of a note of $609,688 principal and $64,063 interest (note 10).

During the nine-month period ended September 30, 2012, the Company issued 36,216,804 common shares pursuant to the conversion of notes of $172,500 principal and $6,900 interest (note 10).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 and 2011

12. Capital Stock, continued

Warrants

As September 30, 2012, 16,453,000 warrants were outstanding, having an exercise price between $0.06 and $1.25 per share with an average remaining contractual life of 1.27 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2011	22,978,000	$0.48
Issued during the nine-month period ended September 30, 2012	2,225,000	0.06
Cancelled during the nine-month period ended September 30, 2012	(5,300,000)	(0.47)
Expired during the nine-month period ended September 30, 2012	(3,450,000)	(0.44)
Balance, September 30, 2012	16,453,000	$0.43

As at September 30, 2012, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	Price
$0.06 - $1.00	15,453,000	1.34 years	$0.38
$1.01 - $1.25	1,000,000	0.19 years	$1.25

13. Supplemental Cash Flow Information

			For the period from May 9,
Issuance of convertible notes payable	September	September	1996(date of inception)
	30, 2012	30, 2011	through September 30, 2012
Issuance of convertible notes payable	$28,708	$6,000,000	$4,287,708
Cash advances	135,000	(775,000)	1,793,493
Notes receivable	14,788	(3,280,158)	(4,856,890)
Proceeds from collection of notes receivable	1,510,000	-	2,360,000
Deferred charges	120,832	11,481	(70,376)
	$1,809,328	$1,956,323	$4,444,915

14. Commitments and Contingencies

(a)

On December 19, 2011, the Company entered into a three-year lease agreement with a related party for office, which was amended during the first quarter to commence from June 1, 2012 and end on May 31, 2015. The future minimum commitment under the lease obligations for office premises are as follows:

2012	$15,432
2013	61,730
2014	61,730
2015	25,721
$164,613

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 and 2011

14. Commitments and Contingencies, continued

(b)	The Company has committed to provide capital contributions to cover expenses proportionate to its equity interest in Sino-Top.

The Company’s Mexican subsidiary has been subjected to irregularities that it has been seeking to redress. Legal proceedings were heard and decided on an ex parte basis, without notice to the Company that resulted in its Mexican subsidiary losing title to its mineral assets. In December 2010, the Company became aware of this situation, and has taken steps through the courts in Mexico to redress the situation. It included a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities. On May 22, 2012 the court ruled against the Constitutional Rights Claim. As a result, we have determined that we will not pursue any further recourse with regard to this matter, and accordingly, we will never recover the Mexican Concessions. The Company is working with its legal counsel to dissolve the Mexican subsidiaries.

15. Subsequent Events

On October 4, 2012, Company agreed with an investor to redeem the outstanding balance on the note receivable with two payments of $30,000, subject to certain conditions. $30,000 of the note receivable was redeemed and the remaining balance was not paid due to the conditions not being met. In addition, the Company entered into a forbearance agreement to forbear from initiating collections against the Company and to commence the settlement process of certain notes receivable and convertible promissory notes payable.

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

In April 2013, the Payoff Date was extended to be June 30, 2013.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2012 and 2011

16. Segmented Information

As at September 30, 2012	Corporate	Mexico	China	Total

Equity investment	$-	$-	$4,344,306	$4,344,306
Notes receivable	$1,291,712	$-	$-	$1,291,712
Total assets	$2,990,092	$-	$4,344,306	$7,334,398

Nine-month period ended September 30, 2012	Corporate	Mexico	China	Total

Revenues	$-	$-	$-	$-
Depreciation	$39,603	$-	$-	$39,603
Loss before income tax	$(2,020,895)	$(79,221)	$(762,687)	$(2,862,803)

As at December 31, 2011	Corporate	Mexico	China	Total

Equity investment	$-	$-	$4,328,143	$4,328,143
Notes receivable	$3,252,500	$-	$-	$3,252,500
Total assets	$3,751,665	$597	$4,328,143	$8,080,405

Nine-month period ended September 30, 2011	Corporate	Mexico	China	Total

Revenues	$-	$-	$-	$-
Depreciation	$35,337	$-	$-	$35,337
Loss before income tax	$(2,282,044)	$(105,314)	$(385,135)	$(2,772,493)

17. Restatement Correction of Error

The net loss for the three-month period ended September 30, 2011 and the nine-month period ended September 30, 2011 went from $1,188,774 and $2,874,509 respectively to $1,086,758 and $2,772,493 due to an error on the recognition of interest expense. There was no impact on the earnings per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTATIONS

Forward-looking statements

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (‘Exchange Act”). These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbor processes for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available information

We file annual, quarterly, current reports, proxy statements, and other information with the Securities Exchange Commission (“SEC”). You may read and copy documents that have been filed with the SEC at their Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to their website at www.sec.gov.

OVERVIEW

Our primary objective is to explore for silver minerals. Our secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance our exploration through equity or debt financing or by way of joint venture or option agreements or through a combination of both, if and to the extent available.

CHINESE PROPERTIES

By virtue of our 40% equity interest in Sino-Top Resources & Technologies, Ltd. (“Sino-Top”), we currently have an interest in the following six silver poly-metallic exploration properties owned by Sino-Top, which properties are located in the Erbahuo Silver District in Northern China (Inner Mongolia): Dadi; Laopandao; Aobaotugonao; Shididonggou; Yuanlinzi; and Zhuanxinhu. Prior to July 5, 2012, we also had a 70% interest in Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng”), which owns the Erbahuo property, also located in the Erbahuo Silver District in Northern China (Inner Mongolia).

On May 28, 2012, the Company entered into a definitive agreement to sell its 70% interest in Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng”), which then owned the Erbahuo silver mine located on the boundary of Wengniute County and Keshiketeng County, Inner Mongolia. The Company sold such interest to Deng Zuoping, a private Chinese investor, for RMB 7.4 million or US$1,164,020, of which RMB1 million was to be paid within three business days after signing the agreement, RMB5 million was to be paid before July 15, 2012 and RMB1.4 million was to be paid by November 1, 2012. On June 1, 2012, an initial deposit of RMB1.0 million or $157,300 was received, of which $12,584 was contributed to Chifeng for expenses incurred until the date of the sale. Concurrently with such payment, we transferred to the purchaser title to our interest in Chifeng. Of the remaining payments, RMB5 million or $790,980 was paid to the Company during the fourth quarter of 2012, RMB300,000 or $48,057 was paid in the first quarter of 2013 and RMB100,000 or $16,019 was paid in the second quarter of 2013 and RMB1 million or $160,121 remains outstanding as of April 25, 2013.

Of our remaining six properties, three are material to us: Dadi, Laopandao and Aobaotugounao.

General Update on Operations

At Dadi, the 2012 exploration program includes 4,000 meters (incl. 1,000 meters contingency) drilling, 3,000 meters tunneling, and 500 meters trenching. At Laopandao, the 2012 exploration program includes 4,000 meters (incl. 1,000 meters contingency) drilling, 700 meters tunneling and 500 meters trenching. At Aobaotugounao, the 2012 exploration program includes 4,000 meters drilling and 5,000 meters trenching. In total, Sino-Top’s budget for the following is: Dadi: RMB21.3 million; for Laopandao: RMB3.8 million; for Aobaotugounao: RMB3.43 million; for others: RMB3.57 million; for G&A: RMB4,745,000 for a total budget of RMB 36,845,000 (US$5.8 million), of which RMB33,719,200 (US$5,352,253) has been spent as of September 30, 2012 and US$500,000 remains to be spent. Shengda and Silver Dragon invest at a ratio of 5:4, i.e. Shengda shares approximately 55.56% in the budget, and Silver Dragon 44.44% . If Silver Dragon is not contributing at a level of 44.44%, the Parties to the Sino-Top joint venture shall re-determine the profit distribution proportion before either of the Parties makes additional capital contribution.

Dadi Update

Exploration work in respect of the 2012 program at Dadi commenced on February 24, 2012, focusing on underground drifting (face drilling) and underground drilling. As of September 30, 2012, twelve underground drill holes had been completed with a total drilling length of 1,039 meters. In addition, underground drifting, including transverse drifts CM08, CM12 and CM14 at the 1,350m level and PD4CM02, PD4CM06, PD4CM08 in tunnel PD4, was also completed. The total tunneling length was 692.8 meters, including mineral drifts, transverse drifts and transportation tunnels. At present, 149 samples from drill core and channel sampling within the transverse drifts have been analyzed.

Highlights from the 2012 drilling program completed thus far at Dadi are as follows:

  Mineralization was discovered in zone II within transverse drifts NCM02 and NCM06 at 1,350 meters deep.

  Related underground drill holes are ZK0006, ZK0007, ZK0008, ZK0103, and ZK0104. These underground drill holes are located at transverse drifts PD4NCM00 and PD4NCM01, and were performed to help define dipping extensions within mineralization zone IV.

  The underground drill holes ZK0006, ZK0007, and ZK0008 have the same azimuth of 220°, but different dip angles. They are located within transverse drift PD4NCM00.

  Drill hole ZK0006 is 100.5m long and its dip angle is 50°. Assay results do not show strong mineralization, but alteration.

  Drill hole ZK008 is 160 meters long and its dip angle is 85°. Assay results show that, from 116.1m to 124.25m intervals (8.15m drilling length), the drilling cores reveal strong alteration and zinc mineralization.

  Underground drill holes ZK0103 and ZK0104 have the same azimuth of 220°, but different dip angles. They are located within transverse drift PD4NCM01.

  Drill hole ZK0104 is 110m long and its dip angle is 50°. Assay results show one mineralized interval, from 51m to 54m (3m drilling length).

  Transverse drift PD4NCM03 is located in PD4 adit to detect lateral extensions of mineralization zone IV at the 1,330m level.

  Transverse drift PD4NCM05 is also located at PD4 adit to detect lateral extensions of mineralization zone IV at the 1,330m level. These indicate that the mineralization zone IV at this position has significant silver, lead and zinc mineralization.

  Channel sampling was performed within transverse drifts NCM06 and NCM02 at the 1,350m level. Those two drifts are designed to detect lateral mineralization zone II.

  Transverse drift NCM06 is 74.5m long and reveals significant mineralization of silver, lead and zinc.

  Transverse drift NCM02 is 54m long and also reveals significant mineralization. Based on current assay results, from 31.7m to 34.9m intervals (3.2m length), three samples contain silver, lead and zinc mineralization.

  Mineralization zone II is the most significant zone at the Dadi property and the assay results of those two transverse drifts provide further evidence to support this achievement.

Laopandao Update

For April 2012 to August 2012, Beijing Longxing Shengxuan Technology Investment Co., Ltd. was commissioned by Sino-Top to conduct metallurgic tests on Mineralization Zones I, II and III of the Laopandao Sn-Polymetallic Property.

A summary of the metallurgic test on Mineralization Zones I and II of Laopandao Sn-Polymetallic Property is as follows:

The samples collected from mineralization zones I and II of Laopandao Property are mainly high arsenic Cu-Ag-S. The metallurgic test mainly involves Cu and Ag recovery. The major metallic minerals include chalcopyrite, tetrahedrite and arsenopyrite, followed by sphalerite, galena, pyrite, native bismuth, bismuthinite, cassiterite, wolframite, etc. Gangue minerals are mainly quartz, feldspar, mica, followed by kaolinite, apatite, rutile, xenotime, zircon, etc. The results of chemical phase analysis show that most of Cu and Ag elements exist in Cu-bearing sulfide, which is favorable for the recovery of copper and silver.

The challenge of this metallurgic test is the high content of arsenic in the raw mineral. Arsenic is mainly in the form of arsenopyrite, but the arsenic-bearing tetrahedrite is the major obstacle that impedes the effort of separating arsenic from Cu concentrate. In order to improve the sale of the Cu (Ag) concentrate, the arsenic content in the concentrate should be reduced as much as possible. During the test, we applied coarse grinding to separate Cu and Ag and processed the coarse concentrate to further reduce the content of arsenic in Cu/Ag concentrate. Repeatedly separating arsenic and processing the concentrate yielded Cu/Ag concentrate with low arsenic; processing Cu/Ag tailings yielded As/S concentrate.

The summary of the metallurgic test on Mineralization Zone III of the Laopandao Sn-Polymetallic Property is as follows:

The results of chemical phase analysis show that tin mineralization mainly exists in cassiterite. The major metallic minerals include cassiterite, limonite, pyrite, arsenopyrite, etc. Gangue minerals are mainly quartz, white mica, feldspar, chlorite, rutile, zircon, monazite, xenotime, etc. Cassiterite in the mineral ranges in size from micrograined to fine granular. Due to poor floatability of cassiterite and its fine-grained granularity, and the complexity of the minerals that affect cassiterite recovery by gravity separation method, the recovery of cassiterite is complicated.

The mineral contains iron-bearing minerals in high specific gravity. First, we extracted iron-bearing minerals by coarse grinding and magnetic separation method (60% at -0.074mm level); then we processed the magnetic separation tailings by gravity separation method in two categories (+0.037mm and -0.037mm), so that cassiterite at +0.037mm level can be recovered well and that of -0.037mm level recovered to the greatest extent. The mineral contains pyrite and arsenopyrite, which gather and concentrate with cassiterite during gravity separation, resulting in heavy contents of sulfur and arsenic. Thus we conducted reverse flotation to separate sulfur and arsenic from Sn concentrate and eventually obtained qualified Sn concentrate.

The Laopandao license was renewed on October 23, 2012. The Laopandao property comprises one exploration license, T15120090702032551, covering 33.67 square kilometers. The license is valid from June 30, 2012 to June 30, 2014 and is renewable by way of an application. The exploration license is owned by Inner Mongolia Guangda Mining, Ltd. (a wholly owned subsidiary of Sino-Top). It grants the right to detailed exploration over an area of 33.67 square kilometers in Keshiketeng County, Inner Mongolia.

Aobaotugounao Update

All the field projects designed for 2012 have been completed on the property. The main tasks of the exploration were to operate advanced geological mapping of the whole property area and to detect mineralization zones I and II in the northern property by trenching and drilling with 100m × 100m exploratory grid in order to obtain mineralization of silver, lead and zinc.

The exploration projects completed include 14 drill holes and one surface trenching. The exploration work was focused on Ag-Pb-Zn mineralization zone I. Zone I, was discovered by geophysical and geochemical detection, surface trenches, and 4 drill holes in 2011. A total of 423 samples have been sent to the Yanjiao Central Laboratory of North China Nonferrous Geological Survey Bureau for assaying.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net sales were $nil for both of the nine month periods ended September 30, 2012 and September 30, 2011, as there was no production at any of the properties.

The net loss for the nine-month period ended September 30, 2012 was $2,862,803 and is consistent compared to $2,772,493 for the same period in the prior year. The increase in interest charges was mitigated by the decrease in general and administrative expenses and the gain on the sale of the interest in the Erbahuo property.

The general and administration expenses decreased from $1,739,032 to $1,320,403 since we took measures to decrease operating costs relating to the head office.

Total other expenses increased significantly for the nine months ended September 30, 2012 of $1,542,400 as compared to the same period in 2011 of $1,033,461, primarily due to interest incurred on the convertible notes payable issued subsequent to June 30, 2011.

Interest expenses increased significantly from $710,876 to $1,923,084 in the current period as a result of the issuance and conversion of convertible notes payable. Loss on equity investment increased from $385,085 in the prior period to $762,687 in the current period due to current exploration. These increased expenses were mitigated by the gain on the sale of the interest in Erbahuo property totalling $1,143,371.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net sales were $nil for both of the three month periods ended September 30, 2012 and September 30, 2011, as there was no production at any of the properties.

The net loss for the three-month period ended September 30, 2012 was $88,072 compared to $1,086,758 for the same period in the prior year. This decrease of loss in the current period is primarily due to the sale of the interest in the Erbahuo property.

The general and administration expenses decreased from $602,596 in the prior period to $357,826 in the current period since we took measures to decrease operating costs relating to the head office.

Total other expenses decreased significantly for the three months ended September 30, 2012 at an income of $241,406 compared to a loss in the same period in 2011 of $484,162, primarily due to the sale of the interest in the Erbahuo property.

Interest expenses increased from $314,935 in the prior period to $450,104 in the current period as a result of the issuance and conversion of convertible notes payable. Loss on equity investment increased from $194,227 in the prior period to $423,513 in the current period due to current exploration. These increased expenses were mitigated by the gain on the sale of the interest in Erbahuo property totalling $1,143,371.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for the exploration and acquisition of mining exploration properties and corporate and administrative costs. At September 30, 2012, we had working capital deficit of $2,862,803 and cash on hand of $116,090, and at December 31, 2011, we had working capital deficit of $1,750,564 and cash on hand of $114,568. During the nine months ended September 30, 2012, we contributed $799,499 to Sino-Top for exploration purposes, and spent $383,342 on leasehold improvements. We spent $1,781,740 on operating activities.

We also closed a number of financings pursuant to which we issued shares of Common Stock. See “Part II Item 2 – “Sales of Unregistered Securities during 2012” below. We also entered into, modified or continued to have outstanding a number of convertible financing arrangements. As of September 30, 2012, we were in breach or default under the covenants for some or all of such arrangements. Depending upon the financing arrangement, a default may mean that the lender is entitled to default interest, acceleration of amounts due and/or other special rights, to impose additional penalties against us, and/or to refrain from taking certain actions such as advancing additional funds to us or converting existing indebtedness into equity.

Should one or more of our creditors seek or demand payment, we do not have the resources to pay or satisfy any such debts. Thus, we face a risk of bankruptcy. In addition to having insufficient cash to pay our debts, we have insufficient funds to support our planned business operations. To pay our debts and to fund any future operations, we require significant new funds, which we may not be able to obtain. For more information regarding our convertible financing arrangements, see the financial statements included in this quarterly report and the financial statements and management’s discussion and analysis included in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 (the “Amended 2011 10-K/A”).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our senior management, including our principal executive financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive financial and accounting officer concluded as of the Evaluation Date that such disclosure controls and procedures were not effective as of the Evaluation Date. This determination was a result of management becoming aware that material events had occurred in Mexico for several years prior to the Evaluation Date that were not reported to management on a timely basis. For a discussion of these events, please refer to our Amended 2011 10-K/A under the heading ““Item 1 Legal proceedings - Mexico

In connection with the preparation of this Amendment, we conducted a further evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the Evaluation Date. Based on this evaluation, our principal executive, financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were also not effective as of the Evaluation Date. The material weaknesses in our disclosure control procedures are as follows:

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
4.

Inadequate financial staffing. Effective August 31, 2012, our chief financial officer resigned for personal reasons, and our part-time controller was appointed as our new chief financial officer on a part-time basis. Due to the Company’s limited financial resources, the position of controller remained vacant. Management has concluded that the aforementioned part-time arrangement of the chief financial officer, without additional financial personnel in support, was not adequate to ensure effective disclosure controls and procedures as of the Evaluation Date.

Changes in internal controls

Except as described above, there were no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

Risks relating to our Business

Our staffing may be inadequate to support our legal and planned business requirements.

On September 30, 2012, the Company had 5 employees, of which 4 were full-time employees, and our finance group consisted of one part-time (approximately 40%) employee. This reduced level of staffing is primarily a result of the Company’s limited financial resources. Our limited staffing may adversely affect our ability to fulfill our SEC reporting and other legal requirements, including improvements to our disclosure controls and procedures and our internal control over financial reporting, and to execute our planned business activities, including the raising of necessary capital. Limitations on staffing may require us to restrict our planned business activities. It also increases our reliance upon the efforts of Marc Hazout, our President and Chief Executive Officer, who is serving as our principal executive, financial and accounting officer as of the date of this filing. Any loss of additional staff, including any loss of Mr. Hazout’s services, could have a material adverse effect on the Company.

Risks relating to our Common Stock

We have been and may continue to be subject to regulatory actions that have a material adverse effect on the liquidity and price of our Common Stock, directly or indirectly through the effect of such actions on investor confidence.

On September 17, 2012, the SEC announced the temporary suspension, pursuant to Section 12(k) of the Exchange Act, of trading in the securities of the Company, commencing at 9:30 a.m. EDT on September 17, 2012, and terminating at 11:59 p.m. EDT on September 28, 2012. The Commission temporarily suspended trading in the securities of the Company because of questions regarding the adequacy and accuracy of information about the Company, including its assets, business operations, current financial condition and/or issuances of shares in company stock.

Following this type of trading suspension, a broker-dealer generally may not solicit investors to buy or sell the previously-suspended over-the-counter stock until certain requirements are met. A broker-dealer must file and clear with the Financial Industry Regulatory Authority, Inc. (“FINRA”) a Form 211 representing that it has satisfied all applicable requirements, including those of Rule 15c2-11 and FINRA Rule 6432. Rule 15c2-11 requires, among other things, that broker-dealers review and maintain certain information regarding an issuer and have a reasonable basis under the circumstances for believing that the information is accurate in all material respects and the sources of the information are reliable

Following the trading suspension, the Company announced that it intended to work diligently to address the SEC’s concerns and the current limitations on trading in the Company’s stock by:

  Conducting a detailed review of the Company’s quarterly reports on Form 10-Q for the first and second quarters of 2012 and the Company’s annual report on Form 10-K for the 2011 fiscal year;
  Undertaking a detailed review of the Company’s other regulatory and non-regulatory disclosures;
  Conducting a review of the Company’s disclosure processes and policies;
  Filing amendments to certain of the Company’s filings with the SEC; and
  Working with one or more broker dealers to review the information necessary to permit a broker dealer to submit a Form 211 with FINRA, and the resumption of trading on the Over the Counter Bulletin Board.

Concurrently with the filing of this report, the Company is filing the Amended 10-K/A, Amendment No. 1 to the Company’s Quarterly Reports on Form 10-Q/A for the first and second quarters of 2012, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company has not yet identified a broker-dealer to submit a Form 211 with FINRA. There can be no assurance that the SEC will be satisfied with the Company’s amended and new disclosures, that the Company will identify a broker-dealer to submit the Form 211, that FINRA will accept it, or that the SEC or other regulators or third parties will not take further legal or regulatory actions against Company if they are not satisfied with the Company’s amended and new disclosures, or with respect to any actual or perceived deficiencies in the Company’s prior disclosures. Any such actions, or lack of investor confidence, may have a material adverse effect on the Company and the liquidity and price of the Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 18, 2012, the Company issued 8,800,000 common shares to JMJ Financial pursuant to the conversion of a note of $20,856 principal and no interest.

On August 23, 2012, the Company issued 10,000,000 common shares to Tonaquint, Inc. pursuant to the conversion of a note of $2,600 principal and $24,000 interest.

During the three-month period ended September 30, 2012, the Company issued 8,821,508 common shares to GEL Properties LLC pursuant to the conversion of a note of $28,500 principal and no interest as follows:

					Number of
	Conversion	Conversion	Total		Shares Issued
Conversion	Amount	Amount	Conversion	Conversion	upon
Date	Principal	Interest	Amount	Stock Price	Conversion
2-Jul-12	1,000	-	1,000	0.00301	332,226
3-Jul-12	1,000	-	1,000	0.00301	332,226
5-Jul-12	2,000	-	2,000	0.00301	664,452
9-Jul-12	1,000	-	1,000	0.00301	332,226
12-Jul-12	1,000	-	1,000	0.00245	408,163
18-Jul-12	1,000	-	1,000	0.00196	510,204
25-Jul-12	2,000	-	2,000	0.00245	816,327
2-Aug-12	5,000	-	5,000	0.00280	1,785,714
15-Aug-12	1,000	-	1,000	0.00259	386,100
23-Aug-12	1,500	-	1,500	0.00252	595,238
30-Aug-12	2,000	-	2,000	0.00434	460,829
4-Sep-12	6,262	-	6,262	0.00455	1,376,295
4-Sep-12	3,738	-	3,738	0.00455	821,508
	$ 28,500	$ -	$ 28,500		8,821,508

During the three-month period ended September 30, 2012, the Company issued 22,550,419 common shares to Asher Enterprises, Inc. pursuant to the conversion of a note of $60,500 principal and $4,700 interest as follows:

	Conversion	Conversion	Total		Number of Shares
Conversion	Amount	Amount	Conversion	Conversion	Issued upon
Date	Principal	Interest	Amount	Stock Price	Conversion
2-Jul-12	12,000	-	12,000	0.0031	3,870,968
5-Jul-12	6,000	3,000	9,000	0.0031	2,903,226
2-Aug-12	12,000	-	12,000	0.0026	4,615,385
10-Aug-12	15,000	-	15,000	0.0033	4,545,455
22-Aug-22	15,500	1,700	17,200	0.0026	6,615,385
	$ 60,500	$ 4,700	$ 65,200		22,550,419

ITEM 3. DEFAULTS UPON SENIOR SECURITOES

The Company disclosed certain defaults in its Amended 2011 10-K/A. The Company continued to be in default under various covenants during the quarter ended September 30, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The following disclosures that were required to be disclosed in a report on Form 8-K during the period covered by this Form, but were not reported, include the following items:

On July 16, 2012, the Company entered into a forbearance agreement with Tonaquint, Inc. pursuant to which Tonaquint agreed to forbear from reselling the Company’s shares until September 15, 2012 and to commence the settlement process of certain notes receivable and convertible promissory notes payable.

On July 16, 2012, the Company entered into a standstill agreement with JMJ Financial pursuant to which JMJ Financial agreed to not sell the Company’s shares until September 15, 2012 and to commence the settlement process of certain notes receivable and convertible promissory notes payable.

On August 23, 2012 the Company agreed with Tonaquint, Inc. pursuant to which Tonaquint agreed to accelerate to the Company two payments of $60,000 for a total of $120,000 in exchange for redeeming $200,000 of notes receivable, of which $60,000 was received. The Company recorded interest expense of $48,685 on the transaction.

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

The following equity securities sold in the aggregate since the company’s last periodic report were greater than 5% of the number of shares outstanding of the class equity securities sold:

Date of Issuance	Holder	Number of Shares
July 18, 2012	JMJ	8,800,000
August 2, 2012	Asher	4,615,385
August 10, 2012	Asher	4,545,455
August 22, 2012	Asher	6,615,385
August 23, 2012	Tonaquint	10,000,000
September 4, 2012	GEL	821,508

ITEM 6. Exhibits

10.45	Forbearance Agreement dated July 16, 2012 between the Company and Tonaquint, Inc.

10.46	Standstill Agreement dated July 16, 2012 between the Company and JMJ Financial

10.47	Amended and Restated Forbearance Agreement dated August 23, 2012 between the Company and Tonaquint, Inc.

10.48	Employment Agreement dated June 30, 2011 between the Company and Robyn Reinemo

31.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Dated: April 25, 2013	By: /s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer
(principal executive, financial and accounting officer)