Form 10-K
period 2012-09-30
Silver Dragon Resources Inc.
filed 2013-04-26
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to __________

Commission File Number 0-29657

SILVER DRAGON RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0727323
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

     200 Davenport Road Toronto,
Ontario, M5R 1J2
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
Yes [x]    No[   ]

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
Yes [   ]    No [x]

As of June 30, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was not greater than $2,258,276 based upon the closing sale price on that date of the common stock as reported by Yahoo! Finance, which reports the share price as an amount rounded to the nearest whole cent.

As of April 15, 2013, there were 267,999,611 shares of the registrant’s common stock outstanding, par value $0.0001.

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

NOTE REGARDING TECHNICAL REPORTS AND MINERALIZATION

     This Form 10-K was prepared pursuant to Industry Guide 7. Under Industry Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The Company has not established any reserves on any of its properties.

     The Company’s property interests are located in China, and the Company’s corporate headquarters are located in Canada. From time to time, the Company, the companies in which it has equity interests, and/or third parties with which they have contracted have found it necessary or advisable to prepare reports regarding such property interests in accordance with the laws and regulations of other jurisdictions, including National Instrument 43-101 (“NI 43-101”) in Canada and the laws and regulations of China. Certain of these reports, such as the preliminary feasibility study for the Company’s Dadi Silver Polymetallic project located in Inner Mongolia, China, are referenced in this report (collectively, the “Non-US Reports”). Such Non-US Reports have not been prepared in accordance with the rules and regulations promulgated by the SEC, including Industry Guide 7. The standards for identification of “reserves” in certain jurisdictions, including Canada, differ from those of the SEC, and any “reserves” reported in the Non-US Reports do not constitute reserves under applicable SEC rules and regulations. In addition, the standards for disclosure of mineralization in certain jurisdictions, including Canada, permit the disclosure of certain types of mineralization that do not qualify as “reserves”. Investors are cautioned that units of mineralization disclosed under such standards have not been determined to have economic or legal viability. In addition, there may be uncertainty as to the existence of such mineralization. Further, while the laws and regulations of certain jurisdictions permit or require the disclosure of economic projections contained in preliminary economic assessments and preliminary feasibility studies involving mineral properties without defined “reserves”, the staff of the SEC does not generally permit U.S. companies to include such preliminary economic projections in their filings with the SEC. Accordingly, the Non-US Reports (notwithstanding any reference thereto contained in this Form 10-K) are not incorporated into this Form 10-K, and readers are cautioned not to assume that any part of the mineral deposits discussed in the Non-US Reports will ever be converted to reserves. Investors are also cautioned that the information contained in each Non-US Reports was prepared as of the date stated in such Non-U.S. Report. Any reference to a Non-US Report contained herein should not be considered to update any forward-looking statement contained in such Non-US Report.

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

The following organizational chart sets forth (i) our wholly and partially owned direct and indirect subsidiaries, (ii) certain properties in which we have an interest:

Business Overview

We are engaged in the acquisition and exploration of silver and other mineral properties. We are an exploration stage company, have no known reserves and have never generated any revenues from our operations. No assurances can be given that we will ever have any known reserves or generate any such revenues.

We are a mineral exploration company focused on the exploration of six properties located in the Erbahuo Silver District in Northern China (Inner Mongolia), namely, the Dadi, Laopandao, Aobaotugounao, Shididonggou, Yuanlinzi and Zhuanxinhu properties (collectively, the “Sino-Top Properties”), in which we have a 40% indirect interest by virtue of our equity holdings in Sanhe Sino-Top Resources and Technologies, Ltd. (“Sino-Top’’).

Sino-Top Joint Venture

On March 16, 2006, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) pursuant to which we originally acquired a 60% interest in Sino-Top from Sino Silver Corp. (“Sino Silver”). Sino-Top is operated as a joint venture under a joint venture agreement dated January 20, 2005 originally between Sino Silver and certain other parties, as amended on each of October 31, 2006, July 4, 2008 and March 20, 2009 and currently between the Company, Gansu Shengda Group Ltd. (Shengda), a private Chinese conglomerate (“Shengda”), and five individual persons (as so amended, the “Joint Venture Agreement”). Pursuant to the Asset Purchase Agreement, we acquired all of Sino Silver’s interest in Sino-Top and became a party to the Joint Venture Agreement. Sino-Top holds certain exploration and mining rights to certain properties in the Erbahuo Silver District in Northern China. The total purchase price under the Asset Purchase Agreement was $650,000 plus 4,000,000 shares of our restricted Common Stock, all of which has been delivered to Sino Silver.

In March 2007, we increased our interest from 60% to 90% in exchange for 2 million restricted common shares of the Company. On July 4, 2008, we signed a definitive agreement to sell 50% of Sino-Top to five individual persons. Immediately prior to such time, such individuals collectively owned 10% of Sino-Top. Therefore, immediately following such sale, these five individuals collectively owned 60% of Sino-Top, and we owned the remaining 40%. On November 20, 2008, Shengda agreed to acquire 52% of the equity interests in Sino-Top from those five individuals. As a result of the foregoing conveyances, we currently own a 40% equity interest in Sino-Top, the aforementioned five individuals own an aggregate of 8%, and Shengda owns 52%. We understand that one of such five individuals, Zhou Lin (who owns 6.8%), holds such common shares on behalf of Huaguan Industrial Corp. Due to name changes and translation issues, the “Comprehensive Gross Exploration Department,” “North China Comprehensive Geological Brigade,” “North China non-ferrous geological survey brigade” and “HIC” all refer to the same organization, which is Silver Dragon Resources Inc.’s Chinese joint venture partner, now more formally called “Exploration Unit of Tianjin North China Geological Exploration Bureau” or “Huaguan Industrial Corp” (“HIC”).

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

Sino-Top renewed its business license on February 15, 2012. The license was issued by the Industrial and Commercial Administration Agency of Sanhe City, China, extending the business operating period to March 24, 2023 and increasing the registered capital to $7,270,000. The business license scope covers the exploration and development of deposits of copper, lead, zinc, silver, gold and associated metals, and sales of developed products from the properties operated by Sino-Top.

Sino-Top currently holds the exploration rights to the following six properties: Dadi, Laopandao, Aobaotugounao, Shididonggou, Yuanlinzi and Zhuanxinhu properties. For a description of the Sino-Top Properties and Sino-Top’s activities on such properties, see “Item 2 – Description of Properties”.

Sale of Interest in Chifeng

As previously disclosed, on May 28, 2012, the Company entered into a definitive agreement to sell its 70% interest in Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng”), which then owned the Erbahuo silver mine located on the boundary of Wengniute County and Keshiketeng County, Inner Mongolia. The Company sold such interest to Deng Zuoping, a private Chinese investor, for RMB 7.4 million or US$1,164,020, of which RMB1 million was to be paid within three business days after signing the agreement, RMB5 million was to be paid before July 15, 2012 and RMB1.4 million was to be paid by November 1, 2012. On June 1, 2012, an initial deposit of RMB1.0 million or $157,300 was received, of which $12,584 was contributed to Chifeng for expenses incurred until the date of the sale. Concurrently with such payment, we transferred to the purchaser title to our interest in Chifeng. Of the remaining payments, RMB5 million or $790,980 was paid to the Company during the fourth quarter of 2012, RMB300,000 or $48,057 was paid in the first quarter of 2013 and RMB100,000 or $16,019 was paid in the second quarter of 2013 and RMB1 million or $160,121 remains outstanding.

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

Employees

As of April 15, 2013, the Company had 5 employees, of which 4 were full-time employees.

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

As of December 31, 2012, we had a cash balance of approximately $13,406 and current debt obligations in the amount of $4,325,246. Although certain of these debt obligations have long term maturity dates, such debts became currently due and payable, or payable upon demand, as a result of our breach of various applicable covenants, although we have entered into deferral agreements with the four lenders deferring payment for a limited period of time. Such deferrals generally provide that, if we are able to pay an aggregate of $2,689,132 to the lenders by June 30, 2013, such payments will constitute payment in full of any and all obligations due and owing under our outstanding promissory notes owed to these lenders. However, there can be no assurances that we will be able to make any or all of such payments prior to such deadline. For a further discussion regarding these matters, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included herein. Should the aforementioned deferrals expire without prior liquidation and should one or more of our creditors seek or demand payment, we do not have the resources to pay or satisfy any such claims. Thus, we face a risk of bankruptcy.

In addition to having insufficient cash to pay our debts, we have no funds to support any business operations. To pay our debts and to fund any future operations, we require significant new funds, which we may not be able to obtain. Aside from the funds we require to liquidate our debts, we estimate that we must raise approximately $6 million over the next 12 months to fund capital requirements and general corporate expenses.

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

If we fail to obtain sufficient funds to satisfy our debt obligations before a valid demand for payment by our creditors, and/or if we fail to obtain sufficient funds to satisfy our capital requirements and general corporate expenses, we will need to sell certain or all of our property interests in China (assuming the existence of an interested buyer), refrain from financially contributing to the future operations of Sino-Top, or, as mentioned above, go into bankruptcy proceedings. In the event of bankruptcy, our creditors would assert claims that could result in the total liquidation of the Company or, failing that, our creditors could acquire control of the Company and our existing stockholders could lose their entire investment.

Our breaches of covenants under our convertible financing arrangements may have material adverse effects.

As of December 31, 2012, we were in breach or default under the covenants for some or all of our convertible financing arrangements. Depending upon the financing arrangement, a default may mean that the lender is entitled to default interest, acceleration of amounts due and/or other special rights, to impose additional penalties against us, and/or to refrain from taking certain actions such as advancing additional funds to us or converting existing indebtedness into equity. Such breaches or defaults may therefore increase the size of our indebtedness, increase our costs, increase the amount of funding that we will require, accelerate our funding needs, prevent us from raising additional funds from the affected lenders and prevent such lenders from converting existing indebtedness into equity. We have not paid default interest in connection with the repayment of any notes. There may be a risk that a lender claims default interest on notes previously paid. Defaults may also make it more difficult for us for us to raise funding from other sources, and cause cross-defaults under other obligations. Defaults may result in litigation, bankruptcy, loss of assets or our ceasing operations altogether. Such defaults may also affect our stock price, which would increase the dilution resulting from any conversion of those convertible notes that convert at a discount to market. There can be no assurance that we will be successful in eliminating such defaults, paying our debts when due or negotiating other satisfactory arrangements with our lenders.

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

All of the properties in which we hold an interest are subject to one material agreement and are located in one geographical area in China, making us vulnerable to risks resulting from lack of diversification.

All of the properties in which we hold an interest are concentrated in one geographical area in China, with such interest being subject to one material agreement. As a result, we have no diversification contractually, operationally or geographically, and we are therefore disproportionately exposed to the impact of any failure of the joint venture governing our properties, as well as to any disruptions in our operations in China as a result of any lack of availability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters or otherwise. Due to the concentrated nature of our property portfolio, a number of the properties could experience the same adverse conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Any such disruptions or failures could have a material adverse effect on our financial condition and results of operations.

We are exposed to a variety of risks due to the fact that all of our property interests are held through a partially-owned subsidiary.

All of our current property interests are held through a partially owned subsidiary, and we may enter into similar corporate or contractual structures in the future. As a result of holding all of our property interests through such vehicles, there are limits to our control with regard to the management, operations, compliance and strategic direction of the ventures. For example, joint ventures and partially owned subsidiaries can often require unanimous approval of the owners for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, dividends, amendments of constating documents, and the pledge of assets. In particular, under our Joint Venture Agreement governing Sino-Top, we occupy only two of the five seats on the board and accordingly, have limited ability to influence the venture. In addition, we have no protection against dilution of our present interest in Sino-Top. As such, our interest in Sino-Top could be diluted if the board authorizes the issuance of additional securities in a manner that does not allow us to contribute capital consistent with our present equity interest or in the event that we are extended the opportunity to so contribute but are unable to do so due to insufficient funds.

While we provide strategic management and operational advice to our partially owned subsidiary and its other equity owners, we cannot always ensure that it is operated in compliance with applicable standards or laws. If such an entity is not operated effectively, efficiently or lawfully, including as a result of weaknesses in the policies, procedures and controls implemented by the other equity owners, our investment in the relevant project could be adversely affected. In addition, any negative publicity associated with operations that are ineffective or inefficiently operated, particularly relating to any resulting accidents or environmental incidents, could harm our reputation and therefore our prospects and potentially our financial condition. Furthermore, any failure of other equity owners to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and, therefore, could have a material adverse effect on our results of operations, financial performance, cash flows and share price.

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

Third parties have successfully challenged in the past, and could challenge in the future, title for the properties in which we have an interest.

Neither we nor Sino-Top has obtained title insurance for our properties. Title to the properties in which we have an interest may be challenged in the future. In Mexico, as previously disclosed, we lost title to the property interests in which we held an interest, and we will never recover the rights we lost. If we were to be subjected to additional challenges over title to our assets or encounter other issues relating to our title, we would likely incur significant costs and lose valuable time in defending such matters. If such challenges against us were to be successful, as they have been in the past, we could lose part or all of our interest in the respective properties and our business could be materially adversely affected.

Our staffing may be inadequate to support our legal and planned business requirements.

As of the date of this filing, the Company had 5 employees, of which 4 were full-time employees. This reduced level of staffing is primarily a result of the Company’s limited financial resources. Our limited staffing may adversely affect our ability to fulfill our SEC reporting and other legal requirements, including improvements to our disclosure controls and procedures and our internal control over financial reporting, and to execute our planned business activities, including the raising of necessary capital. Limitations on staffing may require us to restrict our planned business activities. It also increases our reliance upon the efforts of Marc Hazout, our President and principal financial and accounting officer, who is serving as our principal executive, financial and accounting officer as of the date of this filing and provides his services under a consulting agreement.. Any loss of additional staff, including any loss of Mr. Hazout’s services, could have a material adverse effect on the Company.

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

We have concluded that neither our disclosure controls and procedures nor our internal control over financial reporting was effective as of December 31, 2012. Failure to improve them could lead to errors in our financial statements and could adversely affect the Company.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose the requisite information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of disclosure controls and procedures and internal control over financial reporting. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a15 (e) and 15d15(e) under the Exchange Act) and our internal control over financial reporting, each as of December 31, 2012. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures and our internal controls over financial reporting were not effective. If we fail to improve our disclosure controls and procedures and internal control over financial reporting, we may not be able to produce reliable financial reports and investors may lose confidence in us, either of which could harm our business and negatively impact the trading price of our Common Stock.

We are an exploration stage company, and based on our negative cash flows from operating activities there is uncertainty as to our ability to continue as a going concern.

From inception, we have generated limited revenues and have experienced negative cash flows from operating losses. We anticipate continuing to incur such operating losses and negative cash flows for the foreseeable future, and to accumulate increasing deficits as we increase our expenditures for exploration and mining of minerals, infrastructure, research and development and general corporate purposes. Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability. Our history of operating losses and negative cash flows from operating activities will result in our continued dependence on external financing arrangements. In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure additional external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment. There is no guarantee that we will generate revenues or secure additional external financing. Our financial statements, which have been prepared in accordance with the United States Generally Accepted Accounting Principles (‘‘GAAP’’), contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of $5,275,470 and $3,996,201 for the fiscal years ended December 31, 2012 and 2011 respectively. We have accumulated losses since inception of $45,289,466. We anticipate that losses will continue until such time as revenue from operations is sufficient to offset our operating costs, which may never occur. If we are unable to generate our revenues and to increase them sufficiently to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

Following this type of trading suspension, a broker-dealer generally may not solicit investors to buy or sell the previously-suspended over-the-counter stock until certain requirements are met. A broker-dealer must file and clear with the Financial Industry Regulatory Authority, Inc. (“FINRA”) a Form 211 representing that it has satisfied all applicable requirements, including those of Rule 15c2-11 and FINRA Rule 6432. Rule 15c2-11 requires, among other things, that broker-dealers review and maintain certain information regarding an issuer and have a reasonable basis under the circumstances for believing that the information is accurate in all material respects and the sources of the information are reliable.

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

Concurrently with the filing of this report, the Company is filing an amended Form 10-K/A for the fiscal year ended December 31, 2011, Amendment No. 1 to the Company’s Quarterly Reports on Form 10-Q/A for the first and second quarters and a Form 10-Q for the period ended September 30, 2012. The Company has not yet identified a broker-dealer to submit a Form 211 with FINRA. There can be no assurance that the SEC will be satisfied with the Company’s amended and new disclosures, that the Company will identify a broker-dealer to submit the Form 211, that FINRA will accept it, or that the SEC or other regulators or third parties will not take further legal or regulatory actions against Company if they are not satisfied with the Company’s amended and new disclosures, or with respect to any actual or perceived deficiencies in the Company’s prior disclosures. Any such actions, or lack of investor confidence, may have a material adverse effect on the Company and the liquidity and price of the Common Stock.

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

We have 300,000,000 shares of Common Stock authorized for issuance pursuant to our certificate of incorporation. As of April 15, 2013, there were 267,999,611 shares of Common Stock outstanding, leaving 32,000,389 shares of Common Stock available for issuance, significantly less than the number of shares of Common Stock into which our outstanding convertible promissory notes payable and other rights to acquire Common Stock would have been convertible without taking into account the Company’s deferral agreements with its lenders, and may again become convertible if we are unable to pay the convertible notes under such agreements. This deficiency violates the terms of several of our financing arrangements. Our lenders may take actions against us, including demanding payment in cash or seeking other remedies, subject to the aforementioned deferral agreements. For a further discussion regarding these matters, see “Item 7 -Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, the inadequacy of our authorized capital, combined with the low trading price of our Common Stock, may prevent us from raising any significant equity-based financing. We may be required to settle outstanding obligations in cash, subject to availability of funds, and/or seek shareholder approval in order to increase our authorized capital. Any further conversions of debt, especially at a discount to the market, may further dilute our shareholders and depress the price of our Common Stock. Should we be unable to negotiate a satisfactory resolution with our lenders or obtain alternative means of financing, we may be required to limit or discontinue operations, we may be required to sell or we may lose to our creditors some or all of our assets, or we may go bankrupt or liquidate

Shareholders may suffer dilution as a result of our issuance of additional Common Stock either through future financings or through the conversion of currently outstanding convertible securities, and such issuances may also serve to suppress our stock price.

We have historically funded our operations and paid for a portion of services provided to us through the issuance of shares of Common Stock and securities convertible into Common Stock. In order to conduct further exploration of our properties and to fund general corporate expenses, we intend to seek additional financing involving the issuance of Common Stock or securities convertible into Common Stock. Furthermore, as discussed in detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, we presently have outstanding a substantial amount of promissory notes that are convertible into Common Stock at a discount to the trading price of our Common Stock at the time of conversion. Issuances of Common Stock either through future financings or through the conversion of convertible securities would dilute the voting power and ownership interest of the Company’s existing shareholders and may depress the price of the Company’s Common Stock. Furthermore, any other development that reduces the price of our Common Stock will reduce the conversion price of such securities, resulting in further dilution and potentially further depressing the price of our Common Stock.

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

Currently there is only a limited public market for our Common Stock on the OTC in the United States. Thus investors may be unable to resell their shares of our Common Stock. The development of an active public trading market depends upon the existence of willing buyers and sellers who are able to sell their shares as well as market makers willing to create a market in such shares. Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account. Such decisions of the market makers may be critical for the establishment and maintenance of a liquid public market in our Common Stock. Market makers are not required to maintain a continuous two-sided market and are free to withdraw firm quotations at any time. We cannot give you any assurance that an active public trading market for the shares will develop or be sustained.

The price of our Common Stock is volatile, which may cause investment losses for our shareholders.

The market for our Common Stock is highly volatile, having ranged in the last twelve months from a low of $0.0001 to a high of $0.046 on the OTC. The trading price of our Common Stock on the OTC is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our Common Stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

As a public company, we are subject to complex legal and accounting requirements that will require us to incur significant expenses and expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements increases the cost of compliance and also increases the risk that we will fail to comply. We failed to satisfy the reporting requirements applicable to our Form 10-K for the fiscal year ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012, which necessitated the filing of amendments thereto, and we failed to file a number of other reports with the SEC during 2012 that were required to have been filed. Failure to comply with these reporting requirements can have numerous adverse consequences including, but not limited to, governmental or private actions against us, an inability to file required periodic reports on a timely basis and loss of market confidence. We cannot assure you that we will be able to comply with all of these requirements going forward, that we will not be subjected to governmental action or sanctions as a result of failure to comply or that the cost of compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

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

We may be subject to shareholder litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

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

As discussed in Item 3, two individuals had commenced legal proceedings against the Company in China. While such proceeding was subsequently withdrawn, it required funding and attention by management nonetheless.

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

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

Introduction

We currently have an interest in the following six silver poly-metallic exploration properties in the Erbahuo Silver District located in Inner Mongolia, China: Dadi; Laopandao; Aobaotugounao; Shididonggou; Yuanlinzi; and Zhuanxinhu. The nature and extent of our interest in such properties is discussed above under the heading “Item 1 – Description of Business”. Only three of such properties are material to us to date: Dadi; Laopandao; and Aobaotugounao. The following table briefly summarizes certain details relating to these properties.

Dadi Silver-Polymetallic Project

The Dadi silver-polymetallic property (“Dadi” or the “Dadi Property”) is owned by Sino-Top, in which the Company owns a 40% equity interest.

The Dadi Property is without known reserves, and the proposed 2013 program for the Dadi Property (discussed below) is exploratory in nature.

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

Regionally, the Dadi Property is located on the intersection of the northern edge of the microplates that makes up the North China platform, striking east-west, and the Siberian platform, and is situated in the area where the Altaids belt intersects the Yanshanian orogenic belt. These structural belts are major mineral-forming belts of China and this tectonic setting provides a dynamic environment for the development of mineralizing systems. Mesozoic (Yanshanian) continental volcano-magmatic activity took place along a northeasterly trend to form the Butelaqu-Duolun volcanic zone. This zone consists of a series of fault basins filled with volcanic rocks developed along a northeasterly trend.

The Dadi Property is on the margin of the Toudi-Liudguo Jurassic volcanic basin and is situated on the southwest end of the south side of Huanggangliang-Ganzhuermiao Anticlinorium and is underlain by the volcanic and volcanic-clastic rocks of the upper Jurassic Balyingaolao Formation.

Two explosive magazines were newly built in 2011. Gravel and dirt roads have been constructed on the property and are in good condition. Equipment on the property includes air compressors, cinder scrapers, jack drills, generators, all purchased in 2011. A total of 7,000 meters of tunneling have been completed. The total cost incurred to date by Sino-Top on the exploration of Dadi is RMB32.5 million. The anticipated aggregate future cost to bring Dadi into production is RMB76 million. This includes further exploration and the development of infrastructure to develop an operating mine to extract underground minerals. The funds are expected to be contributed by the joint venture partners. The source of power is the state grid. Water is transported from local supply by tankers, but four water wells on the property are currently under construction.

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

Minerals occur in a gangue of quartz, chalcedony, carbonate minerals, fluorite, barite, sericite, adularia and clay minerals. Banding of the minerals is common. The veins can also contain minerals in crusty, vuggy and colloform textures. Widespread wall rock alteration includes chlorite, sericite, quartz, pyrite and locally carbonate and feldspar minerals. Heavily oxidized rock consists of limonite with sulphide inclusions.

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

Over the past six years, as discussed below, exploration on the Dadi Property has included geological mapping at various scale, soil geochemistry, trenching, geophysics, diamond drilling, extensive underground exploration on two levels.

An extensive underground tunnel system has been constructed and a drilling, trenching & tunneling program is well underway with a total of 7,174 meters of surface trenching, 14,632 meters of diamond drilling, and 2,822 meters of underground exploration and infrastructure tunneling completed to date.

Trenching

The majority of the trenching activity on the Dadi Property over the past 5 years focused on exploring the primary deposit zone 1 (“PD1”) deposit area (mineralized zone), excavating over 30 trenches and extracting over 4,600 metres3 of overburden-regolith. The results of this work were encouraging, resulting in the discovery of 10 mineralized zones. During this time, three trenches (TC24, TC25-1 and TC2) exposed the primary deposit 2 (“PD2”) deposit along strike for 250 metres. During 2010, trenching activity shifted to the PD2 deposit area, excavating six additional trenches, extracting approximately 225 metres3 of overburden-regolith to expose and trace the PD2 deposit along strike for an additional 550 metres for a total strike length of 800 metres. Samples from trenching were delivered to the field office for temporary secure storage and held for shipment to the Yanjiao Central Laboratory of North China Nonferrous Geological Bureau in Sanhe for analysis. Results of the sample analysis were used to evaluate and further define future exploration targets and focus.

Underground Exploration

The underground infrastructure work on the Dadi Property was carried out under contract by Wenzhou Mining Engineering Co. Ltd., The contract called for nominal two metre by two metre underground openings; however, in most cases, the openings are slightly larger. During the 2010 exploration Program, 1,910.7 metres of underground tunneling was completed. This work connected the PD1 deposit accessed by the PD1 adit level (1384 meters ASL) with the PD2 deposit accessed by the PD-2 adit level (1426 metres ASL), thereby integrating both deposits into the Dadi mine plan.

Underground Channel Sampling

Extensive underground channel sampling was completed during the 2010 exploration program.

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

2012 Operations

Exploration work for 2012 at Dadi commenced on February 24, 2012, focusing on underground drifting (face drilling) and underground drilling. Twelve underground drill holes have been completed with a total drilling length of 1,039 meters. In addition, underground drifting, including transverse drifts at the 1,350m level and in tunnel PD4, was also completed. The total tunneling length was 692.8 meters, including transverse drifts and transportation tunnels. At present, 149 samples from drill core and channel sampling within the transverse drifts have been analyzed.

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

Two mineralized intervals at Dadi have been discovered at the underground drill hole ZK0808: azimuth 220°, dip angle 86°, drilling length 120m. One is from 61.5m to 63.0m interval and the second interval is from 97.5m to 100.5m.

Four intervals at Dadi hit silver, lead and zinc mineralization at underground drill hole ZK0702: azimuth 220°, dip angle 85°, drilling length 71.5m; the first interval is from 58.5m to 60.0m , the second and the third intervals are from 63.0m to 66.0m, and the fourth interval is from 67.5m to 69.0m. Additionally, in intervals from 45.65m to 70.0m, the rocks are strongly altered and assay results show most of the samples reaching industrial grades or near cutoff grades of lead and zinc. These results demonstrate a concentration of lead and zinc mineralization.

Three samples taken at Dadi from intervals from 56.4m to 60.6m, at underground drill hole ZK0901: azimuth 220°, dip angle 87°, drilling length 72m show relatively strong zinc mineralization and weak silver and lead mineralization.

Based on assay results for underground dill hole ZK0308 at Dadi: azimuth 220°, dip angle 86°,drilling length 120.85m, one sample (from 84.0m to 85.5m interval) reveals mineralization.

Exploration Plans for 2013

For the fiscal year 2013, the exploration activities at the Dadi Property, have not been finalized and have yet to be approved by the board of Sino-Top, although we expect the plans to include: core drilling, trenching and tunnelling program; metallurgical study of the minerals; and additional sample testing and assaying

Laopandao Silver-Tin-Polymetallic Project

Location and Description

Located in north central Inner Mongolia in Keshiketeng County, approximately 650 kilometers north of Beijing, the Laopandao Silver-Tin-Polymetallic Project (“the “Laopandao Property”) is readily accessible by car along modern, interprovincial, multi-lane highways, secondary paved and gravel roads. Inner Mongolia is located in north-central China and covers approximately 1.183 million km2, and borders Russia and Mongolia. The geographic coordinates of the Laopandao Property are: Longitude from 117° 37’ 00” E to 117° 40’ 00” East and Latitude from 43° 31’ 00” N to 43° 37’ 00” North.

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

The Laopandao Property is without known reserves.

An explosives magazine was newly built in 2011. Gravel and dirt roads have been constructed on the property and are in good condition. A total of 2,800 meters of tunneling have been completed. The total cost incurred to date by Sino-Top on exploration of Laopandao is RMB19.2million. While Sino-Top has not yet approved the budget for 2013, the Company anticipates that approximately RMB1,580,000 may be spent on Laopandao in 2013. This is with respect to the mining license application. The source of power is on-site diesel generators. Water is transported from local water supply to the project by tankers.

Geology and Mineralization

In the Laopandao Project area, faults are well developed and control not only the formation, distribution and spatial shape of magmatic rocks, but also the formation and distribution of mineral deposits. In particular, torsion and deflection of NE-trending structure provides the space for mineral formation, especially the junction of numerous structures; the intersection part of rhombus faulted blocks is a favorable place for mineral deposition.

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

Zone II Mineralization

Zone II is hosted by the volcanic Baiyingaolao Formation and is located approximately 150m south-southwest of Zone I. Zone II strikes WNW and dips 75° to 80° NNE. The structure has been exposed along strike by trenching and intersected in diamond drill holes as being approximately 200 long, 250 wide and has been traced by diamond drilling to a depth 300m. HIC has identified three mineralized bodies hosted by this structure. The bodies are parallel features approximately 50m apart; each has parallel zones of mineralization hanging wall and footwall of the Zone. The alteration consists of chloritization, silicification, argillization, fluoritization, limonitization and tourmalinization, with minor pyritization. Further work is required on this Zone to determine its potential.

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

2011

In 2011, the exploration work focused on mineralization Zone III and included 308 meters tunneling, 192 pieces of sampling and assaying, as well as hydrogeological, engineering, geological, and environmental surveys within the Laopandao Property demonstrating a potential viable operation

2012

In 2012, Beijing Longxing Shengxuan Technology Investment Co., Ltd. was commissioned by Sino-Top to conduct metallurgic tests on Mineralization Zones I, II and III of Laopandao Sn-Polymetallic Property.

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

The challenge of this metallurgic test is the high content of arsenic in the mineral. Arsenic is mainly in the form of arsenopyrite, but the arsenic-bearing tetrahedrite is the major obstacle that impedes the effort of separating arsenic from Cu concentrate. In order to improve the sale of the Cu (Ag) concentrate, the arsenic content in the concentrate should be reduced as much as possible. During the test, we applied coarse grinding to separate Cu and Ag and processed the coarse concentrate to further reduce the content of arsenic in Cu/Ag concentrate.

A summary of the metallurgic test on Mineralization Zone III of Laopandao Sn-Polymetallic Property is as follows:

The results of chemical phase analysis show that tin mineralization mainly exists in cassiterite. The major metallic minerals include cassiterite, limonite, pyrite, arsenopyrite, etc. Gangue minerals are mainly quartz, white mica, feldspar, chlorite, rutile, zircon, monazite, xenotime, etc. Cassiterite in the mineral form ranges in size from micrograined to fine granular. Due to poor floatability of cassiterite and its fine-grained granularity, and the complexity of the minerals that affect cassiterite recovery by gravity separation method, the recovery of cassiterite is complicated.

The mineral contains iron-bearing minerals in high specific gravity. First, we extracted iron-bearing minerals by coarse grinding and magnetic separation method (60% at -0.074mm level); then we processed the magnetic separation tailings by gravity separation method in two categories ( +0.037mm and -0.037mm), so that cassiterite at +0.037mm level can be recovered well and that of -0.037mm level recovered to the greatest extent. The mineral contains pyrite and arsenopyrite, which gather and concentrate with cassiterite during gravity separation, resulting in heavy contents of sulfur and arsenic. Thus we conducted reverse flotation to separate sulfur and arsenic from Sn concentrate and eventually obtained qualified Sn concentrate.

Exploration Plans for 2013

As of the filing of this report, exploration plans at Laopandao have not been finalized and have yet to be approved by the board of Sino-Top, although we expect the plans to include: core drilling, trenching and tunnelling program; metallurgical study of the minerals; and additional sample testing and assaying

Aobaotugounao

The Aobaotugounao silver-polymetallic property (“Aobaotugounao” or the “Aobaotugounao Property”) is owned by Sino-Top, in which the Company owns a 40% equity interest.

The Aobaotugounao Property is exploratory in nature and without known reserves.

Location and Description

The following map illustrates the general location of the Aobaotugounao property and the associated mining claims:

Located in north central Inner Mongolia in Keshiketeng County, approximately 650 kilometres north of Beijing, the Aobaotugounao Project is readily accessible by car along modern, inter-provincial, multi-lane highways, secondary paved and gravel roads. Inner Mongolia is located in north-central China and covers approximately 1.183 million km2, and borders Russia and Mongolia. It is approximately 9km northwest of Tongxing Township, Keshiketeng County, Inner-Mongolia. Modern multi-lane divided highways provide excellent access to within nine kilometers of the Property, and then it is accessible through gravel and dirt roads. Its geographic coordinates are: E 117o33'00" -117o38'00", N43o47'00"-43o50'00" covering a total area of 21.07 km2.

Geologically, it is characterized by a hydrothermal vein Ag-polymetallic deposit within Jurassic volcanic series. Major alterations are limonitization, siliconization, chloritization and fluoritization. Exposed geological layers are of upper and central Jurassic acidic lava and clasolite, with intercalations of slates and marble, with intrusion of granite porphyry of late Yanshan stage and strong sericite and silican mineralization as well as carbonation and skarnization. The region has several developed fault structures. The mineralization of the region is typical of skarnization which is developed along the faults and marble regions, with two mineralized zones.

Gravel and dirt roads have been constructed on the property and are in good condition. The source of power is on-site diesel generators. Water is transported from local water supply to the project by tankers.

Geology and Mineralization

Regional Geology

Geologically, it is characterized by a hydrothermal vein Ag-polymetallic deposit within Jurassic volcanic series. Major alterations are limonitization, siliconization, chloritization and fluoritization.

Exposed geological layers are of upper and central Jurassic acidic lava and clasolite, with intercalations of slates and marble, with intrusion of granite porphyry of late Yanshan stage and strong sericite and silican mineralization as well as carbonation and skarnization. The region has several developed fault structures.

Local and Property Geology

The mineralization of the region is typical of skarnization which is developed along the faults and marble regions, with two mineralized zones.

The main exposed rocks in the property are Upper Jurassic Manketouebo Formation (J3m) volcanic lava and pyroclastic rock series, and the typical rocks are rhyolitic crystal tuff, tuffaceous lava and rhyolite.

Mining Claims

The Aobaotugounao Property comprises one exploration license, T15120100202039374. The exploration license is under the name of Sino-Top. It grants the right to detailed exploration over an area of 21.07 square kilometers in Keshiketeng county, Inner Mongolia. The validity period is from January 15, 2013 to January 14, 2015. The registrant of the license must file annual geological reports with the local land and resources administration at year end. Prior to expiration of the license, which is usually valid for two years, the registrant can apply for license renewal, which requires relevant materials to be presented in order to show that the stage of exploration work on the property is further advanced. Stages of exploration work advance from reconnaissance, general exploration, detailed exploration and prospecting. If the registrant cannot fully complete the necessary exploration work on the property due to geological conditions, the registrant has one opportunity to apply for the license renewal at the same stage of exploration. The application materials for renewal presented to the Land and Resources Department include property location map, exploration license, opinions from the local government, exploration work design/contracts, qualification certificates of contractors, source of project funds, annual exploration reports reviewed/approved by the local land and resources administration and financial reports. While management expects that the license will be renewed following application, there can be no assurance thereof.

There are no environmental liabilities, royalties, back-in rights or other payments known to us to which the Aobaotugounao Property is subject, and there are no other significant factors or risks known to us that may affect access, title, or the right or ability to perform work on the property.

History of Operations

Sino-Top has conducted exploration on the property since 2005. As of 2008, major exploration activities, including geological mapping, surface trenching and soil geochemical surveying were concentrated in the northeast part of the property. A total of 16 alteration zones with limonitization and silicification are found. Along the alteration zones, assay results of the pickup sampling show no significant mineralization of silver, lead and zinc. However, part of assay results of the alteration zones shows near industrial mineralization of silver, lead, and zinc, which indicate a potential to find mineralized bodies with industrial value within the alteration zones. The soil geochemical survey results show that, in northeast and southwest parts of the working area, at least two NW trended anomaly zones can be identified. The geochemical anomalies consist of silver, lead, zinc, copper and tin associations; as well as other associations, indicating hydrothermal mineralization in the area. The occurrences of the geochemical anomaly zones coincide with those of the alteration zones.

Prior to 2005 only minimal surface sampling and mapping were conducted at the Aobaotugounao property.

From 2005 to 2010 surface and trenching samples were collected and analyzed to identify any alteration zones with further geological mapping and soil geochemical surveying conducted.

In 2011, more surface samples along the alteration zones were collected and analyzed. The results show several samples contain near mineralization of silver, lead and zinc. Sample AH017, collected within surface trench TC2, has silver content, which indicates the existence of silver mineralized bodies with economic values.

Two drill holes, at exploration lines 15 and 11, have been operated and completed to test NW trending alteration zone and geochemical anomalies. The assay results of drill cores show that both drill holes hit industrial Ag-Pb-Zn mineralization intervals.

In 2012, HIC completed exploration projects on the property. The main tasks of the exploration were to operate advanced geological mapping of the whole property area and to detect mineralization zones I and II in northern part of the property by trenching and drilling with 100m × 100m exploratory grid in order to obtain mineralization of silver, lead and zinc.

The exploration projects completed in 2012 include 14 drill holes and one surface trenching. The exploration work was focused on Ag-Pb-Zn mineralization zone no. I (particularly zone 1), which was discovered by geophysical and geochemical detection, surface trenches, and 4 drill holes in 2011. The following table shows detailed exploration items of 2012. As a result, a total of 12 Ag-Pb-Zn mineral zones and mineralized bodies have been identified in the property.

no.	Exploration work	Completed amount of exploration work
Item
1	1:2000 geological and topographic mapping	2.0 km2
2	Measurement of exploration lines	9.6 km
3	Drilling (14 drill holes)	5,695.25 m
4	Trenching	78 m3
5	Sample assaying	423 piece
6	Petrologic study on samples	4 piece
7	engineering measurement	42 point

Exploration Plans for 2013

As of the filing of this report, exploration plans at Aobaotugounao have not been finalized and have yet to be approved by the board of Sino-Top, although we expect the plans to include: core drilling, trenching and tunnelling program; a metallurgical study of the minerals; and additional sample testing and assaying.

Other Properties

The following properties, which have no known reserves and are exploratory in nature, were not explored during 2012, and the plans for exploration in 2013 are pending Sino-Top board approval. Although there may be historical exploration activity for these properties, they are immaterial. The properties are as follows:

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

Shididonggou

Located in Keshiketeng County, Inner Mongolia, China the property is 311 hectares (768 acres).

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

Zhuanxinhu

Located in Keshiketeng County, Inner Mongolia, China the property is 624 hectares (1,542 acres).

Identified commodities are silver and copper. The Company has a 40% interest in this property through its Sino- top joint venture. Sino-Top owns the exploration rights for this property.

The exploration license is under the name of Sino-Top. It grants the right to detailed exploration over an area of 6.24 square kilometers in Keshiketeng County, Inner Mongolia. The validity period is from April 4, 2012 to April 3, 2014.

Item 3. Legal proceedings

Mexico

We previously reported in our Form 10-K/A for the fiscal year ended December 31, 2011 that we had lost title to 15 mining concessions in Mexico. In late 2010, we took steps through the courts in Mexico to redress the situation, including asserting a constitutional rights claim before the Federal Court in the City of Durango. On May 22, 2012, the court ruled against our claim. As a result, we have determined that we will not pursue any further recourse with regard to this matter, and accordingly, we will never recover these concessions. In connection with the legal proceedings pertaining to these concessions, we have outstanding judgments entered against us in Mexican courts totaling an aggregate of $608,135.

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

Part II

Item 5. Market for common equity and other shareholder matters

Our Common Stock is quoted on the Over-the-Counter Grey market (“OTC”) under the symbol “SDRG.” On April 15, 2013, the last reported sale of our Common Stock as reported on the OTC was $0.005 per share. Our Common Stock commenced trading on the OTC on January 1, 2001, and trading has been limited since then; there can be no assurance that a viable and active trading market will develop. There can be no assurance that even if a market were developed for our shares, there will be a sufficient market so that holders of Common Stock will be able to sell their shares, or with respect to any price at which holders may be able to sell their shares. Furthermore, DTC has placed a “chill” on deposits of our Common Stock, which limits a DTC participant’s ability to make a deposit or withdrawal of the security at DTC (see “Risk factors”). Future trading prices of our Common Stock will depend on many factors, including, among others, our operating results and the market for similar securities.

The following table shows the quarterly high and low trade prices for one share of our Common Stock on the OTC. The prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	Sales Price on the
	Over-The-Counter ($)
	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	0.10	0.04
Second Quarter	0.046	0.0044
Third Quarter	0.012	0.0028
Fourth Quarter	0.011	0.0001

Fiscal Year Ended December 31, 2011
First Quarter	0.21	0.07
Second Quarter	0.21	0.10
Third Quarter	0.15	0.06
Fourth Quarter	0.095	0.03

Holders

As of April 15, 2013, there were 404 shareholders of record of our Common Stock.

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

Sales of Unregistered Securities during 2012

On February 3, 2012, the Company issued 357,143 common shares to a consultant for legal services rendered, for a fair value of $20,000.

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

During the year ended December 31, 2012, the Company issued 37,638,219 common shares to Tonaquint pursuant to the conversion of a note of $513,944 principal and $107,616 interest as follows:

					Number of
					Shares
	Conversion	Conversion	Total		Issued
Conversion	Amount	Amount	Conversion	Conversion	Upon
date	Principal	Interest	Amount	Stock Price	Conversion

10-Jan-12	92,664	32,336	125,000	0.0385	4,638,219

27-Feb-12	54,891	18,259	73,150	0.0293	2,500,000

5-Mar-12	290,465	2,605	293,070	0.0293	10,000,000

22-May-12	30,432	25,568	56,000	0.0112	5,000,000

6-Jun-12	42,893	4,847	47,740	0.0087	5,500,000

23-Aug-12	2,600	24,000	26,600	0.0027	10,000,000

	$ 513,944	$ 107,616	$ 621,560		37,638,219

The Company issued 20,171,450 common shares to GEL Properties LLC pursuant to the conversion of a note of $434,536 principal and $6,036 interest, of which, 8,686,428common shares were issued in during the year ended December 31, 2011 and 11,485,022 common shares were issued during the year ended December 31, 2012 as follows:

					Number of
	Conversion	Conversion	Total		Shares Issued
Conversion	Amount	Amount	Conversion	Conversion	upon
Date	Principal	Interest	Amount	Stock Price	Conversion

25-Oct-11	5,000		5,000	0.03150	158,730

26-Oct-11	5,400		5,400	0.03185	169,545

27-Oct-11	25,000		25,000	0.03185	784,929

27-Oct-11	20,000		20,000	0.03185	627,943

2-Nov-11	2,500		2,500	0.03500	71,429

3-Nov-11	20,000		20,000	0.03500	571,429

4-Nov-11	22,100		22,100	0.03500	631,429

10-Nov-11		3,353	3,353	0.04340	77,252

4-Nov-11	8,000		8,000	0.03500	228,571

8-Nov-11	36,000		36,000	0.03850	935,065

10-Nov-11	26,000		26,000	0.04340	599,078

11-Nov-11	20,000	20,000	0.04340	460,829

15-Nov-11	8,000	8,000	0.05110	156,556

17-Nov-11	3,600	3,600	0.04900	73,469

18-Nov-11	20,000	20,000	0.04900	408,163

21-Nov-11	3,000	3,000	0.04900	61,224

22-Nov-11	1,000	1,000	0.04620	21,645

23-Nov-11	5,000	5,000	0.04620	108,225

23-Nov-11	6,500	6,500	0.04620	140,693

28-Nov-11	8,400	8,400	0.04620	181,818

29-Nov-11	3,500	3,500	0.04550	76,923

30-Nov-11	3,300	3,300	0.04550	72,527

1-Dec-11	6,200	6,200	0.04550	136,264

2-Dec-11	11,500	11,500	0.04550	252,747

5-Dec-11	6,500	6,500	0.04550	142,857

6-Dec-11	2,500	2,500	0.04550	54,945

13-Dec-11	7,000	7,000	0.02800	250,000

14-Dec-11	7,500	7,500	0.02800	267,857

15-Dec-11	2,000	2,000	0.02800	71,429

19-Dec-11	1,000	1,000	0.02800	35,714

27-Dec-11	3,600	3,600	0.02520	142,857

28-Dec-11	11,500	11,500	0.02520	456,349

29-Dec-11	3,000	3,000	0.02520	119,048

30-Dec-11	3,500	3,500	0.02520	138,889
	26,000	- 26,000	0.02520	1,031,746
3-Jan-12
	15,000	- 15,000	0.03710	404,313
10-Jan-12
	10,000	- 10,000	0.04697	212,902
19-Jan-12
	3,000	- 3,000	0.05670	52,910
24-Jan-12
	1,500	- 1,500	0.05670	26,455
25-Jan-12
	1,000	- 1,000	0.05257	19,022
26-Jan-12
	5,200	- 5,200	0.05257	98,916
27-Jan-12

27-Feb-12	4,000	-	4,000	0.02800	142,857

28-Feb-12	4,248	-	4,248	0.02800	151,703

28-Feb-12	11,952	-	11,952	0.02800	426,869

28-Feb-12	-	2,683	2,683	0.02800	95,821

2-Jul-12	1,000	-	1,000	0.00301	332,226
3-Jul-12	1,000	-	1,000	0.00301	332,226
5-Jul-12	2,000	-	2,000	0.00301	664,452
9-Jul-12	1,000	-	1,000	0.00301	332,226
12-Jul-12	1,000	-	1,000	0.00245	408,163
18-Jul-12	1,000	-	1,000	0.00196	510,204
25-Jul-12	2,000	-	2,000	0.00245	816,327
2-Aug-12	5,000	-	5,000	0.00280	1,785,714
15-Aug-12	1,000	-	1,000	0.00259	386,100
23-Aug-12	1,500	-	1,500	0.00252	595,238
30-Aug-12	2,000	-	2,000	0.00434	460,829
4-Sep-12	6,262	-	6,262	0.00455	1,376,295
4-Sep-12	3,738	-	3,738	0.00455	821,508

	$ 428,500	$ 6,036	$ 434,536		20,171,450

During the year ended December 31, 2012, the Company issued 46,242,798 common shares to JMJ Financial pursuant to the conversion of a note of $609,687 principal and $64,063 interest as follows:

Conversion Date	Conversion Amount Principal	Conversion Amount Interest	Total Conversion Amount	Conversion Stock Price	Number of Shares Issued upon Conversion
9-Jan-12	69,750	-	69,750	0.0279	2,500,000
1-Feb-12	4,328	-	4,328	0.0433	100,000
9-Feb-12	40,800	-	40,800	0.0408	1,000,000
21-Feb-12	66,113	-	66,113	0.0323	2,050,000
29-Feb-12	30,975	-	30,975	0.0310	1,000,000
9-Mar-12	20,134	-	20,134	0.0310	650,000
14-Mar-12	816	64,063	64,879	0.0310	2,094,552
21-Mar-12	63,450	-	63,450	0.0317	2,000,000
28-Mar-12	33,225	-	33,225	0.0332	1,000,000
11-Apr-12	78,325	-	78,325	0.0285	2,748,246
26-Apr-12	61,950	-	61,950	0.0177	3,500,000

30-May-12	37,500	-	37,500	0.0094	4,000,000
6-Jun-12	36,900	-	36,900	0.0090	4,100,000
20-Jun-12	16,830	-	16,830	0.0050	3,400,000
27-Jun-12	27,736	-	27,736	0.0038	7,300,000
18-Jul-12	20,856	-	20,856	0.0024	8,800,000
	$609,687	$ 64,063	$ 673,750		46,242,798

During the year ended December 31, 2012, the Company issued 36,216,804 common shares to Asher Enterprises, Inc. pursuant to the conversion of three notes totaling $172,500 principal and $6,900 interest as follows:

Conversion Date	August 24, 2011 Note 7	November 20, 2011 - Note 8	January 27, 2012 – Note 9	Conversion Amount Interest	Total Conversion Amount	Conversion Stock Price	Number of Shares Issued upon Conversion

1-Mar-12	13,000				13,000	0.0285	456,140

6-Mar-12	15,000				15,000	0.0287	522,648

9-Mar-12	12,000				12,000	0.0324	370,370

13-Mar-12	15,000			2,200	17,200	0.0318	540,881

7-Jun-12		12,000			12,000	0.0084	1,428,571

13-Jun-12		15,000			15,000	0.0047	3,191,489

20-Jun-12		18,000			18,000	0.0046	3,913,043

26-Jun-12		12,000			12,000	0.0037	3,243,243

2-Jul-12		12,000			12,000	0.0031	3,870,968
5-Jul-12		6,000		3,000	9,000	0.0031	2,903,226
2-Aug-12			12,000		12,000	0.0026	4,615,385
10-Aug-12			15,000		15,000	0.0033	4,545,455
22-Aug-22			15,500	1,700	17,200	0.0026	6,615,385
	$ 55,000	$ 75,000	$42,500	$ 6,900	$ 179,400		36,216,804

Note Financings

During 2012, we issued a number of promissory notes, as discussed in this Item 5 under the heading “Liquidity and Capital Resources”, which discussion is incorporated herein by reference.

Each of the forgoing transactions was made in accordance with section 4(2) and/or Rule 506 of Regulation D under the 1933 Act. There was no general solicitation with respect to the transactions.

Item 6. Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this MD&A should be read in conjunction with the “Business” and “Risk Factors” sections of this Annual Report on Form 10-K. Our financial statements have been prepared in accordance with GAAP.

Overview

Our primary objective is to explore for silver minerals. Our secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance our exploration through equity or debt financing, by way of joint venture or option agreements or through a combination of both, if and to the extent available.

Plans for the Year 2013

With respect to operations, the primary plan is to obtain a mineral mining right and processing license at Dadi and Laopandao. In January the Company obtained a mining area delimitation approval for Dadi issued by the Land & Resources Department of Inner Mongolia. The validity period of the mining area delimitation is one year from January 14, 2013, within which period the company must fulfill all the other mining license application requirements, including plans or reports for mineral development, water preservation, environmental assessment, and land restoration, and applying for and receiving a mining right. In addition, at Dadi, while not yet finalized or approved by the board of Sino-Top plans are to: continue the core drilling, trenching and tunnelling program; conduct a metallurgical study of the minerals; and perform additional sample testing and assaying. At Laopandao, while not yet finalized or approved by the board of Sino-Top, plans are to continue the core drilling, surface trenching and tunnelling program, sample assaying and metallurgical testing. At Aobaotugounao while not yet finalized or approved by the board of Sino-Top, plans are to continue core drilling, surface trenching and tunnelling program, sample assaying and metallurgical testing. We expect to fund these operations through debt or equity financing arrangements, subject to availability of such arrangements. However, no assurances can be given that we will be able to obtain adequate funds when needed. See “Risk Factors”.

Cash Requirements

Our current level of cash is significantly insufficient to satisfy our current debt obligations and to fund our business as currently planned for 12 months. We will need significant additional funds to satisfy such obligations and to continue operations, which we may not be able to obtain. See “Risk Factors” and “Liquidity and Capital Resources.”

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

Results of Operations for the Years Ended December 31, 2012 and 2011

Net sales were $nil for both of the years ended December 31, 2012 and December 31, 2011, as there was no production at any of the properties.

The net loss for the year ended December 31, 2012 was $5,275,573 and increased significantly compared to $3,996,201 in the prior year, primarily due to the increase in interest as a result of convertible note payables and debt financing.

The general and administration expenses decreased from $2,245,584 for the year ended December 31, 2011 to $1,648,842 for the period ended December 31, 2012, as we took measures to decrease operating costs relating to the head office.

Total other expenses increased significantly for the year ended December 31, 2012, totaling $3,589,843 in 2012 compared to $1,752,617 in 2011, primarily due to interest incurred on the convertible notes payable issued subsequent to June 30, 2011.

Interest expenses increased from $1,128,025 for the year ended December 31, 2011 to $1,343,471 for the year ended December 31, 2012 as a result of the issuance and conversion of convertible notes payable. Loss on equity investment increased from $710,145 in the prior period to $1,193,785 in the current period due to current exploration. These increased expenses were mitigated by the gain on the sale of the interest in Erbahuo property totaling $1,143,371. The Company had a loss on settlement of $2,195,458 resulting from the settlement made on the convertible notes.

Liquidity and Capital Resources

As of December 31, 2012, we had a cash balance of $13,406 and current debt obligations in the amount of $4,325,246. Although certain of these debt obligations have long term maturity dates, such debts became currently due and payable, or payable upon demand, as a result of our breach of various applicable covenants, although we have entered into deferral agreements with the lenders deferring payment for a limited period of time. For a further discussion regarding these matters, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included herein. Should the aforementioned deferrals expire and should one or more of our creditors seek or demand payment, we do not have the resources to pay or satisfy any such claims. Thus, we face a risk of bankruptcy. In addition to having insufficient cash to pay our debts, we have insufficient funds to support our planned business operations. To pay our debts and to fund any future operations, we require significant new funds, which we may not be able to obtain.

Aside from the funds we require to pay our debts, we estimate that we must raise approximately $6 million over the next 12 months to fund capital requirements and general corporate expenses. If we fail to obtain sufficient funds to satisfy our debt obligations before a demand for payment by our creditors, and/or if we fail to obtain sufficient funds to satisfy our capital requirements and general corporate expenses, we will need to sell certain or all of our property interests in China (assuming the existence of an interested buyer), refrain from financially contributing to the future operations of Sino-Top, or, as mentioned above, go into bankruptcy proceedings. In the event of bankruptcy, our creditors would assert claims that could result in the total liquidation of the Company or, failing that, our creditors could acquire control of the Company and our existing stockholders could lose their entire investment.

Our primary cash requirements are for the exploration and acquisition of mining exploration properties and corporate and administrative costs. At December 31, 2012, we had working capital deficit of $4,001,000, and at December 31, 2011, we had working capital deficit of $1,750,564. During the year ended December 31, 2012, we contributed $1,630,240 to Sino-Top for exploration purposes, and spent $381,473 on leasehold improvements for the new office space. We spent $2,823,894 on operating activities.

On July 5, 2012, we received an initial deposit of RMB1.0 million or $157,300 relating to the sale of our interest in Chifeng, of which $12,584 was contributed to Chifeng for expenses incurred until the date of the sale. Concurrently with such payment, we transferred to the purchaser title to our interest in Chifeng. Of the remaining payments, RMB5 million or $790,980 was paid to the Company during the fourth quarter of 2012, RMB300,000 or $48,057 was paid in the first quarter of 2013 and RMB100,000 or $16,019 was paid in the second quarter of 2013 and RMB1 million or $160,121 remains outstanding as of April 25, 2013.

During 2010, 2011 and 2012, we undertook, and have defaulted under the terms of a number of convertible note financings, as set forth below:

Asher Note Financing

During 2010, 2011 and 2012, we issued a series of unsecured convertible promissory notes to Asher Enterprises, Inc. (“Asher”) for cash consideration pursuant to securities purchase agreements. The notes issued to Asher and the notes that matured are summarized in the following table:

Issue Date	Principal Amount	Maturity	Date Repaid in Full / Outstanding as of 12/31/12
06/18/2010	$75,000	03/21/2011	Repaid on 01/24/2011
07/20/2010	$45,000	04/22/2011	Repaid on 02/15/2011
11/09/2010	$50,000	08/11/2011	Repaid on 05/27/2011
01/11/11	$65,000	10/13/11	Repaid on 07/25/11
03/01/11	$55,000	12/02/11	Repaid on 09/27/11

04/08/11	$50,000	01/12/12	Repaid on 10/27/11
08/24/11	$55,000	05/29/12	Repaid on 03/13/12
11/20/11	$75,000	09/05/12	Repaid on 07/05/12
01/27/12	$42,500	Part III 10/30/12	Repaid on 8/22/12
03/15/12	$51,000	12/19/12	Subject to deferral agreement (see below)
05/16/12	$41,500	02/21/13	Subject to deferral agreement (see below)

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

Several defaults occurred commencing in 2011 under the terms of several Asher notes, including certain of the notes that we have since repaid, as a result of which all amounts outstanding under our Asher notes become immediately due and payable. However, pursuant to a letter agreement dated November 29, 2012, as amended effective April 12, 2013, between the Company and Asher, Asher has agreed that, if the Company pays Asher $93,500 before a fixed time on June 30, 2013, such payment will constitute payment in full of any and all obligations owing under the convertible promissory notes issued to Asher by the Company and certain other agreements between the parties (collectively, the “Asher Documentation”). In consideration of the foregoing, Asher has agreed, from November 29, 2012 through June 30, 2013, to forbear from exercising any right or remedy under the Asher Documentation, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the payoff amount as set forth in the letter agreement. If such payoff amount is not paid by June 30, 2013, Asher’s agreements under such letter agreement shall be deemed canceled.

Tonaquint Note Financing

On February 15, 2011, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Tonaquint, Inc., a Utah corporation (“Tonaquint”) whereby the Company issued and sold for cash, and Tonaquint purchased: (i) a secured convertible promissory note of the Company in the original principal amount of $2,766,000 (the “Tonaquint Note”) and (ii) a warrant to purchase Common Stock of the Company (the “Tonaquint Warrant”). In connection with the transaction, the Company also issued to Tonaquint 50,000 shares of Common Stock. The Purchase Agreement, the Tonaquint Note and the Buyer Notes (defined below) are collectively referred to herein as the “Original Tonaquint Agreements”.

The original principal amount of the Tonaquint Note was $2,766,500 (“Maturity Amount”) and the Tonaquint Note is due 48 months from the issuance date of February 15, 2011. The Tonaquint Note has an interest rate of 5.5% per annum. The total amount funded (in cash and notes) at closing was $2,500,000, representing the Maturity Amount less an original issue discount of $251,500 and the payment of $15,000 to Tonaquint to cover its fees, with payment consisting of $500,000 in cash advanced at closing and $2,000,000 in a series of ten secured notes with interest rates of 5% described in more detail below. The Company also has the right to offset the payment of any of these notes and not receive payment for such notes or be obligated to pay such portion of the notes, subject to certain conditions and obligations.

Beginning six months after closing, Tonaquint has the right to convert, subject to restrictions described in the Tonaquint Note, all or a portion of the outstanding amount of the Tonaquint Note that is eligible for conversion into shares of the Company’s Common Stock. The number of common shares delivered to Tonaquint upon conversion will be calculated by dividing the amount of the Tonaquint Note that is being converted by the market price of the Common Stock, which is defined as 70% of the average of the volume weighted-average prices (“VWAP”) of the Common Stock for the three trading days with the lowest VWAPs during the 10 trading days prior to the conversion. The Company recognized $565,714 (2011 - $431,356) as the beneficial conversion feature and recorded interest of $247,397 (2011 - 79,092) and loss on settlement of $670,557 during the year. The beneficial conversion feature is being amortized over the period ending February 15, 2015.

Tonaquint also received a warrant to purchase 8.6 million shares of Common Stock of the Company at an exercise price of US$0.50 per share at any time within three years after February 15, 2011. The Tonaquint Warrant also contains a net exercise provision. The warrants were initially valued at $242,090 representing the relative fair value allocation of the warrants. The warrants are being charged to interest expense over the term of the secured convertible note payable and amounted to $58,000 (2011 - $52,958) and a loss on settlement of $131,132 in the year.

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

As of December 31, 2012, we had received $1,200,000 in funds under the Buyer Notes, and the outstanding unfunded balance was $300,000. As of April 15, 2013, we had received $1,200,000 in funds under the Buyer Notes, and the outstanding unfunded balance was $317,808, which included interest of $17,808. In accordance with the letter agreement signed December 20, 2012, this balance has been offset against the convertible notes payable outstanding. There can be no assurance that the Company will ever receive any funds from Tonaquint under the remaining unfunded Buyer Notes.

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

During the year ended December 31, 2012, $513,944 of principle for the Tonaquint note was repaid in shares.

As at December 31, 2012, the principal amount of $2,130,049 remains outstanding. This balance was offset with the note receivable balance in accordance with the terms of the letter agreement signed December 20, 2012.

On July 16, 2012, the Company entered into a forbearance agreement with Tonaquint to commence the settlement process of certain notes receivable and convertible promissory notes payable. As part of the forbearance agreement, Tonaquint agreed to forbear from selling the Company’s shares until September 15, 2012 in exchange for an increase in principal of 5% and the ability to prepay the remaining balance of note 8.

On October 4, 2012, the Company agreed with Tonaquint to redeem the outstanding balance on a note 9 with two payments of $30,000 subject to certain conditions. $30,000 of the note receivable was redeemed and the remaining balance was not paid, due to the conditions not being met. In addition, the Company entered into a forbearance agreement to commence the settlement process of certain notes receivable and convertible promissory notes payable.

Pursuant to a letter agreement dated December 20, 2012, as amended effective April 12, 2013, between the Company and Tonaquint, Tonaquint has agreed that, if the Company pays Tonaquint $2,130,048.92 on or before a fixed time on June 30, 2013, such payment will constitute payment in full of any and all obligations due and owing to Tonquint under the convertible note issued to Tonaquint and certain other agreements between the parties (collectively, the “Tonaquint Documentation”). In consideration of the foregoing, Tonaquint has agreed, from the date of the letter agreement through June 30, 2013, to forbear from exercising any right or remedy under the Tonaquint Documentation, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. If such payoff amount is not paid by June 30, 2013, Tonaquint’s agreements under such letter agreement shall be deemed canceled. The parties have also agreed to a mutual release of claims.

Gel Properties Note Financing

2011 Gel Financing

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

On April 19, 2011, the Company defaulted on terms of the convertible redeemable note payable which required the Company to maintain a dollar trading volume greater than $75,000 in any five trading days. On October 12, 2011 the Company entered into an amendment to change the amount of trading volume to be $50,000 in any five trading days. The note issued on October 12, 2011 was paid on February 28, 2012.

2012 Gel Financings

On February 10, 2012, the Company issued a convertible redeemable note payable in the principal amount of $150,000. As consideration the Company received cash. The unsecured convertible redeemable note payable bears interest at the rate of 6% per annum and is due February 10, 2014. On February 10, 2012, the Company defaulted on certain terms of the convertible redeemable note payable which required the Company to reserve a bank of 12,000,000 shares. The default called for an increase to the interest rate from 6% to 24% per annum.

On February 10, 2012, the Company issued a convertible redeemable note payable in the principal amount of $200,000. As consideration the Company received a promissory note receivable. The unsecured convertible redeemable note payable bears interest at the rate of 6% per annum and is due February 10, 2014. On February 10, 2012, the Company defaulted on certain terms of the convertible redeemable note payable which required the Company to reserve a bank of 12,000,000 shares. The default called for an increase to the interest rate from 6% to 24% per annum.

Each of the foregoing two convertible redeemable note payables is convertible into common stock, at the lender’s option at a 30% discount on the lowest close bid price during any four trading days prior to and including the day of conversion. The Company recognized $150,000 (2011 - $300,000) as the beneficial conversion feature and recorded interest expense of $234,606 (2011 - $52,678) and loss on settlement of $163,288 during the year. The beneficial conversion feature is being amortized over the term of the convertible redeemable notes.

Each also reflected an original issue discount of 4% which the Company recorded as deferred financing costs in the amount of $14,000 (2011 - $32,000). In addition the Company incurred transaction costs of $nil (2011 - $9,600) which were capitalized to deferred financing costs. The deferred financing costs are being charged to interest expense over the term of the convertible redeemable notes payable and amounted to $21,411 (2011 - $11,900) and a loss on settlement of $14,972 in the year.

Gel Deferral Agreement

Pursuant to a letter agreement dated December 6, 2012, as amended effective April 12, 2013, between the Company and Gel, Gel has agreed that, if the Company pays Gel $271,500 by the earlier of (i) the closing of a sale of all or substantially all of the assets of the Company or a merger or acquisition of the Company or (ii) a fixed time on June 30, 2013 (as applicable, the “Gel Payoff Date”), such payment will constitute payment in full of any and all obligations due and owing to Gel under the convertible promissory notes issued to Gel by the Company and certain other agreements between the parties (collectively, the “Gel Documentation”). In consideration of the foregoing, Gel has agreed, from December 6, 2012 through the Gel Payoff Date, to forbear from exercising any right or remedy in respect of the Gel Documentation, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. If such payoff amount is not paid by the Gel Payoff Date, Gel’s agreements shall be deemed canceled. The parties have also agreed to a mutual release of claims.

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

As of December 31, 2012, we had received a total of $625,000 of the $1,000,000 in potential funds under this note. On April 25, 2012, the Company entered into an amendment to cancel the remaining amount of $375,000.

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

The note was repaid in shares, as follows:

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

On June 23, 2011, the Company defaulted on the terms of the note, which required the Company to be able to settle equity transactions electronically with DWAC/FAST. The Company remains in default as a result of the DTC chill disclosed in “Risk Factors”. As a result of the Company’s default, all outstanding amounts under the note became immediately due and payable, although the Company and JMJ have entered into an agreement deferring payment for a limited period of time (see “JMJ Deferral Agreements” below).

Exchange of Notes between JMJ and the Company

On each of April 20, 2011, September 21, 2011 and April 26, 2012, the Company issued a $525,000 convertible promissory note to JMJ (collectively, the “Additional Notes”). In exchange therefor and in consideration thereof, the Company issued to JMJ the Reciprocal JMJ Notes (defined below). Accordingly, as the Reciprocal JMJ Notes were issued as the sole consideration for the Additional Notes, the Company did not receive (and, to date, has not received) any cash upon the issuance of the Additional Notes. The Additional Notes bear interest in the form of a one-time interest charge of 5.00% . Principal and interest on each Additional Note is payable on the respective maturity date, which is three years from the date of the Additional Note’s issuance date. Each Additional Note is also payable on demand in an amount not to exceed the cash amount paid in by JMJ towards the applicable Reciprocal JMJ Note.

As at December 31, 2012 the principal amount of $1,197,615 remains outstanding. In accordance with the letter agreement signed December 13, 2012, the note receivable balance was offset with the convertible promissory note balance.

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

Concurrently with the issuance of the Additional Notes, on each of April 20, 2011, September 21, 2011 and April 26, 2012, JMJ issued and delivered to the Company secured and collateralized promissory notes (the “Reciprocal JMJ Notes”), which served as the sole consideration to the Company for the Company’s issuance of the Additional Notes. The Reciprocal JMJ Notes are each in the principal amount of $500,000 and bear interest in the form of a one-time interest charge of 5.25% . Principal and interest on each Reciprocal JMJ Note is payable to the Company on the maturity date, which is three years from the date of the Reciprocal JMJ Note’s issuance. Each Reciprocal JMJ Note is secured by JMJ assets in the form of money market fund or other assets having a value of at least $500,000. While no principal or interest payments are required until the maturity date of each Reciprocal JMJ Note, the Reciprocal JMJ Notes state that JMJ plans to make payments in total bimonthly amounts of $200,000 beginning 210 days from the date of issuance of the Reciprocal JMJ Note. The terms further provide that any payments that may be made prior to maturity shall be on a best efforts basis by JMJ, and JMJ does not guarantee that it will make any payments prior to maturity. There can be no assurance that we will ever receive any funds from JMJ under the remaining unfunded Additional Notes.

For each of the Additional Notes, (1) the Company recorded deferred financing costs in the amount of $25,000 (2011 -$100,000) representing the difference between the face value of the secured convertible note payable and the consideration provided and (2) the Company incurred transactions costs of $nil (2011 - $95,556), which were capitalized to deferred financing costs. The deferred financing costs are being charged to interest expense over the term of the secured convertible note payable and the Company recorded interest expense of $38,927 (2011 - $42,766) and a loss on settlement of $139,023.

On June 23, 2011, the Company defaulted on the terms of the April 20, 2011 Additional Note, and upon their issuance, the Company defaulted on the terms of the September 21, 2011 and April 26, 2012 Additional Notes. The default, which continues through the date of this filing, occurred due to the Company becoming unable to settle equity transactions electronically with DWAC/FAST. As a result of the Company’s default, all outstanding amounts under the note became immediately due and payable, although the Company and JMJ have entered into an agreement deferring payment for a limited period of time, as discussed below.

JMJ Deferral Agreements

On July 16, 2012, the Company entered into a standstill agreement to commence the settlement process of certain notes receivable and convertible promissory notes payable. As a result, JMJ agreed to not convert any amount of the notes issued by the Company into common stock for the period between July 20, 2012 and September 15, 2012 and not to sell any common stock of the Company until September 15, 2012.

Pursuant to a letter agreement dated December 13, 2012, as amended effective April 12, 2013 between the Company and JMJ, JMJ has agreed that, if the Company pays JMJ $194,083.65 on or before a fixed time on June 30, 2013, such payment will constitute payment in full of any and all obligations due and owing to JMJ under the convertible notes issued to JMJ by the Company and certain other agreements between the parties (collectively, the “JMJ Documentation”). In consideration of the foregoing, JMJ has agreed, from December 13, 2012 through to June 30, 2013, to forbear from exercising any right or remedy in respect of the JMJ Documentation, including without limitation any right to conversion, right to delivery of shares or any remedy arising as the result of any default or event of default. If such payoff amount is not paid by June 30, 2013, JMJ’s agreements shall be deemed canceled. The parties have also agreed to a mutual release of claims.

Summary of Status of Outstanding Notes

Although certain of the debt obligations under the outstanding notes described above have long term maturity dates, such debts became currently due and payable, or payable upon demand, as a result of our breach of various applicable covenants. However, the aforementioned deferral agreements generally provide that, if we are able to pay an aggregate of $2,689,133 to the lenders by June 30, 2013, such payments will constitute payment in full of any and all obligations due and owing under our outstanding promissory notes owed to these lenders. There can be no assurances that we will be able to make any or all of such payments prior to the expiry of such deadline.

Loan Facility with Travellers International Inc.

On November 19, 2012, by resolution and without a written agreement, the Company’s board of directors approved a loan facility pursuant to which Travellers International Inc., an Ontario corporation (“Travellers”), a company controlled by the Company’s President, Chief Executive Officer and Principal Financial and Accounting Officer, Marc Hazout, has made certain historical loans to or for the benefit of the Company and may in the future make future loans to or for the benefit of the Company. The board of directors resolved (1) to treat all historical loans, and any potential future loans, as unsecured, due on demand and non-interest bearing and (2) to retain the discretion to terminate its prospective approval of potential future loans at any time. As of the date of this filing, the amounts loaned by Travellers and repaid by the Company are as set forth below (all amounts in Canadian dollars).

Date	Loan Amount Advanced	Loan Amount Repaid
August 15, 2012	4,000.00
August 16, 2012		4,000.00
August 17, 2012	1,000.00
August 21, 2012	4,600.00
August 23, 2012		5,600.00
September 27, 2012	5,000.00
September 27, 2012	15,000.00
October 4, 2012	5,000.00
October 18, 2012		3,000.00
November 1, 2012	52,000.00
November 15, 2012	6,000.00
November 19, 2012	8,500.00
November 22, 2012	2,000.00
November 28, 2012	29,500.00
December 6, 2012	50,000.00
December 14, 2012	10,000.00
December 18, 2012	8,000.00
January 15, 2013	3,000.00
January 18, 2013	2,000.00
February 4, 2013	2,000.00
February 15, 2013	3,000.00
February 20, 2013	6,500.00
March 1, 2013	7,500.00
March 5, 2013	2,500.00
March 28, 2013	28,500.00
April 2, 2013	12,000.00
April 12, 2013	17,000.00
April 15, 2013	1,000.00

As of the date of this filing, the net amount of loans outstanding was CDN$273,000.00, or approximately US$266,211.60 based on the noon exchange rate reported by the Bank of Canada on April 18, 2013.

2012 Equity Issuances

We issued additional shares of our Common Stock and warrants during 2012. See “Item 3 – “Sales of Unregistered Securities during 2012” above.

Going Concern

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2012, we had an accumulated deficit of $45,289,466. Our continuation as a going concern is uncertain and dependent on successfully achieving future profitable operations and obtaining additional sources of financing to sustain our operations. In the event we cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel our exploration programs. We plan to pursue additional financing; however there can be no assurance that we will be able to secure financing when needed or obtain such on terms satisfactory to us, if at all.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we incurred a large net operating loss in the year ended December 31, 2012, and had significant unpaid notes payable. These factors create an uncertainty about our ability to continue as a going concern. Our management has developed a plan to raise additional capital. Our ability to continue as a going concern is dependent on the success of this plan.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, Marc Hazout, our chief executive officer and principal financial officer, concluded as of the Evaluation Date that such disclosure controls and procedures were not effective as of the Evaluation Date. As of the Evaluation Date, the material weaknesses in our disclosure control procedures were as follows:

1.	Lack of formal policies and procedures necessary to adequately review significant accounting transactions.

The Company utilizes a third party independent contract and part-time staff for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant financial accounting transactions and the accounting treatment of such transactions. The third party independent contract and part-time staff are not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting or consideration of certain transactions.

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

Effective April 5, 2013, the recently appointed chief financial officer resigned for personal reasons, which may adversely affect the effectiveness of the Company’s disclosure controls and procedures.

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The framework used by management to evaluate internal controls over financial reporting is Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Marc Hazout, our chief executive officer and principal financial officer, concluded that our internal control over financial reporting was not effective as of December 31, 2012 and identified the material weaknesses referred to above under “Evaluation of Disclosure Controls and Procedures”.

Changes in internal controls

Except as described above, there were no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.Other Information

The items that were required to be disclosed in a report on Form 8-K during the period covered by this Form, but were not reported, include the following:

Entry into, modification of and breaches and/or defaults under the terms of certain convertible financing arrangements, as further described under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations ”.

The Company sold the following unregistered equity securities during 2012, which sales were required to be reported due to the fact that such sales exceeded the applicable 5% threshold described under Item 3.02 of Form 8-K:

Holder	Date of Issuance	Number of Shares
Tonaquint	January 10, 2012	4,638,219
JMJ	February 1, 2012	100,000
Sichenzia Ross Friedman Ference	February 3, 2012	357,143
GEL	February 7, 2012	1,000,000
JMJ	February 9, 2012	1,000,000
Michael Howard	February 15, 2012	100,000
JMJ	February 21, 2012	2,050,000
Tonaquint	February 27, 2012	2,500,000
GEL	February 28, 2012	426,869
GEL	February 28, 2012	95,821
JMJ	February 29, 2012	1,000,000
Asher	March 1, 2012	456,140
Tonaquint	March 5, 2012	10,000,000
Asher	March 6, 2012	522,648
Asher	March 9, 2012	370,370
JMJ	March 9, 2012	650,000

Asher	March 13, 2012	540,881
JMJ	March 14, 2012	2,094,552
JMJ	March 21, 2012	2,000,000
JMJ	March 28, 2012	1,000,000
GEL	April 19, 2012	8,000,000
JMJ	April 26, 2012	3,500,000
Tonaquint	May 22, 2012	5,000,000
JMJ	May 22, 2012	4,000,000
Tonaquint	June 6, 2012	5,500,000
JMJ	June 6, 2012	4,100,000
Asher	June 7, 2012	1,428,571
Asher	June 13, 2012	3,191,489
JMJ	June 20, 2012	3,400,000
Asher	June 20, 2012	3,913,043
Asher	June 26, 2012	3,243,243
JMJ	June 27, 2012	7,300,000
JMJ	July 18, 2012	8,800,000
Asher	August 2, 2012	4,615,385
Asher	August 10, 2012	4,545,455
Asher	August 22, 2012	6,615,385
Tonaquint	August 23, 2012	10,000,000
GEL	September 4, 2012	821,508

Part IV

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Information about our directors and executive officers as of April 15, 2013 is set forth below:

			Date of first election or
Name	Age	Position	appointment

Executive Officers

Marc Hazout	48	Chief Executive Officer, President, Principal Financial Accounting Officer and Director	May 31, 2002

Directors
Manuel Chan	63	Director	August 7, 2007
Charles McAlpine	79	Director	September 28, 2010
R.Glen MacMullin	43	Director	December 6, 2007
Haijun Tang	39	Director	April 9, 2012

A brief biography of our directors and executive officers follows. Each director has been elected to serve until our next annual meeting of shareholders and until his successor has been elected and qualified. Each executive officer serves at the discretion of our board of directors.

Mr. Marc Hazout, age 48, founded Silver Dragon Resources Inc. and currently serves as a Director, President, CEO and Principal Financial and Accounting Officer . Mr. Hazout brings over 15 years of experience in public markets, finance and business operations to Silver Dragon Resources Inc. Over the past several years, Mr. Hazout has been involved in acquiring, restructuring and providing management services as both a director and an officer to several publicly traded companies. In 1998, Mr. Hazout founded and has been President and CEO of Travellers International Inc., a private investment banking firm headquartered in Toronto. Over the past few years, Travellers has focused on building relationships in China with the objective of participating in that country’s growth opportunities. Mr. Hazout attended York University in Toronto studying International Relations and Economics. Mr. Hazout speaks English, French, Hebrew and Arabic as well as some Spanish and Italian. The determination was made that Mr. Hazout should serve on our Board of Directors due to the fact that he is a founding member and CEO of the company, possesses significant experience in securities and capital markets and brings an extensive network of relationships in China.

Mr. Manuel Chan, age 62, is a real estate agent and has over 20 years of experience in this field. He holds a Bachelor of Commerce Degree in Management Information Systems and Accounting from the University of British Columbia, Canada. Through his business dealings, Mr. Chan has established an extensive network of business and personal relationships throughout the Hong Kong and China Investment Community. Mr. Chan is also a member of the Board of Directors of Sino-Top, of which Silver Dragon owns a 40% equity interest. The determination was made that Mr. Chan should serve on our Board of Directors due to his experience and extensive professional relationships in China.

Mr. Charles McAlpine, age 78 and retired for the last 6 years, brings over 50 years of experience at executive-level positions in the mining industry. He holds a Business Administration degree from The Ivey School, University of Western Ontario and is a Chartered Accountant. Mr. McAlpine was President of Campbell Chibougamau Mines Ltd., (a listed Canadian copper-gold mining company) in 1973 when Campbell won The Ryan Trophy for Best Safety Record of all metalliferous mines in Canada. From 1989 to 2007 he was a Director of Hecla Mining Company, now the largest and one of the lowest cost silver producers in the USA. The determination was made that Mr. McAlpine should serve on our Board of Directors due to his understanding of the precious metals industry, his financial background and qualifications and his extensive experience in the mining sector.

Mr. Glen MacMullin, age 42, is currently Senior Vice President, Asset Management with Minto Group, an integrated real estate development, construction and management company. Prior to joining Minto Group in 2008, he was a Managing Director at Xavier Sussex, LLC; a private investment firm he co-founded in 2004. Previously, Mr. MacMullin was a Director and Chief Operating Officer with DB Advisors, LLC, a $6 billion hedge fund group based in New York and wholly owned by Deutsche Bank AG. He has also held several senior management positions with Deutsche Bank Offshore in the Cayman Islands, including Head of Investment Funds. He started his career in public accounting with Coopers & Lybrand in Ottawa, Canada and KPMG in the Cayman Islands. Mr. MacMullin received a Bachelor of Business Administration degree from Saint Francis Xavier University and is a member of the Canadian Institute of Chartered Accountants. He serves on the Board of Directors of Wind Works Power Corp. and Pensato Europa Absolute Return Fund from 2010 to the present for both companies. The determination was made that Mr. MacMullin should serve on our Board of Directors due to his extensive financial background, professional relationships and industry knowledge.

Mr. Haijun Tang, age 39, is currently the head of HIC, a.k.a. Exploration Unit of North China Geological Exploration Bureau. Mr. Tang has been head of HIC since July 2012. Prior to that, he served with Tianjin North China Geological Exploration Bureau, the parent of HIC, for six years, taking various posts such as director of the general office and director of the asset management department. HIC holds approximately 8.6 million shares of the registrant. HIC is also a joint venture partner of the registrant. The determination was made that Mr. Tang should serve on our Board of Directors due to the following: Mr. Tang replaced Mr. Guoqiang Hao, a former director of the company, as Head of HIC. Mr. Hao resigned from the Board of Silver Dragon on April 7, 2013 thereby creating a vacancy and recommending Mr. Tang to be appointed, as the new head of HIC, to the Board of Silver Dragon. The Board of Silver Dragon deemed it advisable and in the best interests of the Company and its stockholders to appoint Mr. Haijun to fill the current vacancy on the Board and replace Director Hao.

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

Based solely on a review of the reports received by the SEC, furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a), except for the following reports and transactions: (1) each of Messrs. Chan, Hao, Hazout, MacMullin, McAlpine, Motta and Sherman filed one late report covering one transaction each and (2) Ms. Reinemo failed to file a Form 3 and a Form 4 reporting one transaction.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee was established by the Board of Directors in accordance with Section 3(a)(58)(A) of Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The members of our Audit Committee are Messrs. McAlpine and MacMullin. Mr. MacMullin is chairman of the Audit Committee, and the Board of Directors has determined that he qualifies as an audit committee financial expert, as defined in the applicable rules of the SEC. Each committee member qualifies as independent director under the applicable NASDAQ standards and SEC rules. The Audit Committee held four meetings during the fiscal year ended December 31, 2012.

We have established an Audit Committee Charter that deals with the establishment of the Audit Committee and sets out its duties and responsibilities. The Audit Committee reviews and reassesses the adequacy of the Audit Committee Charter on an annual basis. The Audit Committee Charter is available on our Company website at www.silverdragonresources.com.

Item 11. Executive compensation

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended December 31, 2012 and 2011 of the named executive officers.

									Nonqualified
								Non-Equity	Deferred
Name and					Stock	Option		Incentive Plan	Compensation	All Other
Principal	Year	Salary		Bonus	Awards	Awards		Compensation	Earnings	Compensation	Total
Position		($)		($)	($)	($)		($)	($)	($)	($)
Marc Hazout,(1)	2012	324,000	(2)	-	-	15,900		-	-	-	339,900
President and Chief
Executive Officer	2011	324,000	(2)	-	-	16,138		-	-	-	340,138
Jeffrey Sherman, (3)	2012	32,000		-	-	10,600		-	-	-	42,600
Chief Financial Officer	2011	48,029		-	-	8,069	(4)	-	-	-	56,098
Robyn Reinemo,(5)	2012	48,000		-	-	10,600		-	-	-	58,600
Chief Financial Officer

(1)	A summary of the consulting agreement governing the terms of Mr. Hazout’s compensation is set forth under the heading “Consulting Agreement”.
(2)	Payments were made to Travellers International Inc., a corporation owned by Mr. Hazout.
(3)	Mr. Sherman served on a part-tine basis as our Chief Financial Officer from September 8, 2010 through August 31, 2012.
(4)

Represents 100,000 warrants that were issued on January 25, 2011 at an exercise price of $0.11 and expire January 25, 2014. $8,069 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.115; a volatility of 117.3% and a discount rate of 1%.

(5)

Ms. Reinemo served on a part-time basis as our Chief Financial Officer from August 31, 2012 through her resignation on April 5, 2013. From 2011 through August 30, 2012, she served as our part-time controller.

Outstanding Equity Awards at 2012 Fiscal Year End

The following table provides information related to the outstanding warrants held by our Named Executive Officers “NEOs” at December 31, 2012.

	Option Awards(1)
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Exercise Date
(a)	(b)	(c)	(d)	(e)	(f)
Marc Hazout	100,000 (2)	-	-	$0.50	October 6, 2010
Marc Hazout	768,000 (3)	-	-	$0.25	December 21, 2010
Marc Hazout	200,000 (4)	-	-	$0.11	January 25, 2011
Marc Hazout	300,000 (5)	-	-	$0.06	March 22, 2012
Jeffrey Sherman	200,000 (6)	-	-	$0.18	September 9, 2010
Jeffrey Sherman	100,000 (7)	-	-	$0.11	January 25, 2011
Jeffrey Sherman	200,000 (8)	-	-	$0.06	March 22, 2012
Robyn Reinemo	100,000 (9)	-	-	$0.15	August 10, 2011
Robyn Reinemo	200,000 (10)	-	-	$0.06	March 22, 2012

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

(2)

Represents warrants granted to Travellers International Inc., a corporation owned by Mr. Hazout. The 100,000 warrants were issued October 6, 2010, at an exercise price of $0.50 and expire October 6, 2012. $13,027 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.28; a volatility of 115.74% and a discount rate of 0.38%.

(3)

Represents warrants granted to Travellers International Inc., a corporation owned by Mr. Hazout. The 768,000 warrants were issued on December 21, 2010 at an exercise price of $0.25 and expire December 21, 2013. $47,173 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.11; a volatility of 117.34% and a discount rate of 1.02%.

(4)

Represents warrants granted to Travellers International Inc., a corporation owned by Mr. Hazout. The 200,000 warrants were issued on January 25, 2011 at an exercise price of $0.11 and expire January 25, 2014. $16,138 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.115; a volatility of 117.3% and a discount rate of 1%.

(5)

Represents warrants granted to Travellers International Inc., a corporation owned by Mr. Hazout. The 300,000 warrants were issued on March 22, 2012 at an exercise price of $0.06 and expire March 22, 2015. $15,900 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.06; a volatility of 227.32% and a discount rate of 0.56%.

(6)

Represents 200,000 warrants that were issued on September 18, 2010 at an exercise price of $0.18 and expire September 18, 2013. $23,058 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.17; a volatility of 115.65% and a discount rate of 0.8%.

(7)

Represents 100,000 warrants that were issued on January 25, 2011 at an exercise price of $0.11 and expire January 25, 2014. $8,069 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.115; a volatility of 117.3% and a discount rate of 1%.

(8)

Represents 200,000 warrants that were issued on March 22, 2012 at an exercise price of $0.06 and expire March 22, 2015. $10,600 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.06; a volatility of 227.32% and a discount rate of 0.56%.

(9)

Represents 100,000 warrants that were issued on August 10, 2011 at an exercise price of $0.15 and expire August 10, 2013. $6,139 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.114; a volatility of 117.62% and a discount rate of 0.19%.

(10)

Represents 200,000 warrants that were issued on March 22, 2012 at an exercise price of $0.06 and expire March 22, 2015. $10,600 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.06; a volatility of 227.32% and a discount rate of 0.56%.

Compensation of Directors

Directors who are also officers of the Company are not remunerated for their services rendered as a director of the Company. The Company does not have a standard policy as to the type and amount of remuneration payable to directors and instead determines the nature of director remuneration an on annual basis. For the 2012 fiscal year, outside directors received warrants as remuneration for their office. Directors do not receive any additional compensation for their service on any committee of the board. Directors are reimbursed for any reasonable expenses incurred in the connection with attendance at board or committee meetings or any expenses generated in connection with the performance of services on the behalf of the company.

The following table summarizes compensation paid or earned by our directors who are not Named Executive Officers for their services as directors of our Company during the fiscal year ended December 31, 2012:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Manuel Chan
2012	–	–	15,900(1)	–	–	–	15,900
Guoqiang Hao
2012	–	–	15,900(3)	–	–	–	15,900
Glen MacMullen
2012	–	–	15,900(5)	–	–	–	15,900
Charles Alpine
2012	–	–	15,900(7)	–	–	–	15,900

(1)	Amounts reported reflect the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718.
(2)

300,000 share purchase warrants were awarded to Manual Chan exercisable at an exercise price of $0.06 for a period of three years from the date of issuance. Manual Chan held 500,000 share purchase warrants as of December 31, 2012.

(3)

300,000 share purchase warrants were awarded to Guoqiang Hao exercisable at an exercise price of $0.06 for a period of three years from the date of issuance. Guoqiang Hao held 500,000 share purchase warrants as of December 31, 2012. Mr. Hao confirmed his resignation as a director of the Company on April 7, 2013.

(4)

300,000 share purchase warrants were awarded to Glen MacMillen exercisable at an exercise price of $0.06 for a period of three years from the date of issuance. Glen MacMillen held 500,000 share purchase warrants as of December 31, 2012.

(5)

300,000 share purchase warrants were awarded to Charles McAlpine exercisable at an exercise price of $0.06 for a period of three years from the date of issuance. Charles McAlpine held 500,000 share purchase warrants as of December 31, 2012.

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

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of	Weighted	Number of
	securities to	average	securities
Plan Category	be	exercise	remaining
	issued upon	price	available for
	exercise of	of	future
	outstanding	outstanding	issuance
	options,	options,	under equity
	warrants and	warrants and	compensation
	rights	rights	plans
(excluding
securities
reflected in
column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	2,225,000	$0.06	N/A(1)
Total
____________________
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

The 2002 Stock Option Plan was terminated by the board of directors on March 16, 2011. As of the date of such termination and as of December 31, 2012, we had no outstanding stock options.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 15, 2013, by: (1) our directors, named executive officers set forth in the summary compensation table under Item 11 above and beneficial holders of more than 5% of our Common Stock, and (2) all of our current directors and executive officers as a group. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

	Number of Shares	Percentage of
Name and Address of Beneficial Owner(1)	Beneficially Owned(2)	Shares (3)

Marc Hazout (4)	18,841,206	6.50%
Jeffrey Sherman(5)	500,000	0.20%
Robyn Reinemo(6)	300,000	0.10%
Manual Chan (7)	952,500	0.56%
Haijun Tang	NIL	0.00%
Glen MacMullin (8)	500,000	0.29%
Charles McAlpine (9)	700,000	0.26%
Executive Officers and Directors as a group (7 persons)	21,793,706	8.13%
Tonaquint, Inc.(10)	26,531,961	9.9%
Chan King Yuet(11)	23,481,584	8.8%
Barry King Hon Chang(11)	16,124,238	6.0%

(1)

Each officer and director’s business address is, 200 Davenport Road, Toronto, Ontario, M5R 1J2. The business address of Tonaquint, Inc. is set forth in footnote 10 below, and the address of Socius CG II, Ltd. is set forth in footnote 11 below.

(2)	Includes shares of Common Stock deemed to be beneficially owned by such person or group pursuant to rights that are exercisable within 60 days from April 15, 2013.
(3)

Based on 267,999,611 shares outstanding as of April 15, 2013, plus any shares of Common Stock deemed to be beneficially owned pursuant to rights that are exercisable within 60 days from April 15, 2013.

(4)

Includes 17,573,206 shares of Common Stock owned by Travellers International Inc., which is solely owned by Mr. Hazout. Mr Hazout is the President and CEO of Travellers. In addition, Travellers owns further share purchase warrants, expiring December 21, 2013, to purchase 768,000 shares of Common Stock at an exercise price of $0.25. Travellers owns further share purchase warrants, expiring January 25, 2014, to purchase 200,000 shares of Common Stock at an exercise price of $0.11. Travellers owns further share purchase warrants, expiring March 21, 2015 to purchase 300,000 shares of Common Stock at an exercise price of $0.06

(5)

Jeffrey Sherman owns share purchase warrants, expiring January 25, 2014, to purchase 100,000 shares of Common Stock at an exercise price of $0.11. He owns further share purchase warrants, expiring March 21, 2015 to purchase 200,000 shares of Common Stock at an exercise price of $0.06.

(6)	Includes 100,000 share purchase warrants expiring August 10, 2013 at an exercise price of $0.15 and 200,000 share purchase warrants expiring March 22, 2015 at an exercise price of $0.06
(7)

Includes 452,500 shares of Common Stock owned by Manual Chan. In addition, he owns further share purchase warrants, expiring January 25, 2014, to purchase 200,000 shares of Common Stock at an exercise price of $0.11. He owns further share purchase warrants, expiring March 21, 2015 to purchase 300,000 shares of Common Stock at an exercise price of $0.06.

(8)

Glen MacMullin owns share purchase warrants, expiring January 25, 2014, to purchase 200,000 share of Common Stock at an exercise price of $0.11. He owns further share purchase warrants, expiring March 21, 2015 to purchase 300,000 shares of Common Stock at an exercise price of $0.06.

(9)

Charles McAlpine owns share purchase warrants, expiring September 28, 2013, to purchase 200,000 shares of Common Stock at an exercise price of $0.25. He owns further share purchase warrants, expiring January 25, 2014 to purchase 200,000 shares of Common Stock at an exercise price of $0.11. He owns further share purchase warrants, expiring March 21, 2015 to purchase 300,000 shares of Common Stock at an exercise price of $0.06.

(10)

Tonaquint, Inc. owns 24,335,709 shares of Common Stock. It also owns a share purchase warrant exercisable at any time until January 31, 2014 in an amount equal to $500,000 divided by 70% of the average of the three lowest volume weighted-average prices (“VWAPs”) of the Common Stock for the ten trading days prior to the exercise date, at an exercise price of $0.50. Tonaquint, Inc. also owns a Secured Convertible Promissory Note in the principal amount of $2,766,000 (the “Note”), due February 15, 2013. Commencing August 15, 2011, such Note became eligible for conversion in tranches for shares of Common Stock equal to the amount of principal and interest of the Note, divided by 70% of the average of the VWAP of the Common Stock for the three trading days with the lowest VWAPs during the 10 trading days prior to the conversion. However, pursuant to the terms of the Note and the Warrant, Tonaquint, Inc. shall not be permitted to hold by virtue of payment of interest or principal under the Note or conversion of the Note or the exercise of the warrant a number of shares of Common Stock exceeding 9.99% of the number of shares of the Company’s Common Stock outstanding on such date. The address of the principal business office of Tonaquint, Inc. is 303 East Wacker Drive, Suite 1200, Chicago, IL 60601.

(11)

Based on a Schedule 13D jointly filed on April 15, 2013 by Chan King Yuet, Barry King Hon Chan, Magnolia Ulan Fung, Su Hu, Hing Choi Hui, Yun Ming Roger Leung and Yuen Wah Leung (JT TEN) and Wai Ngai Hui, in which the reporting persons report that, pursuant to a voting agreement dated April 12, 2013 among such persons, Chan King Yuet has shared voting power over 23,481,584 shares and that additionally, Barry King Hon Chan has shared voting power and sole dispositive power over 16,124,238 shares. The Schedule 13D reports that the address for Chan King Yuet is 10/F, Asia Rich Court, No. 5 Staunton Street, Central, Hong Kong, and the address for Barry King Hon Chan is 122, 5 Shouson Hill Road, Aberdeen, Hong Kong.

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

The Company is currently party to a loan facility pursuant to which Travellers, a company controlled by the Company’s President, Chief Executive Officer and Principal Financial and Accounting Officer, Marc Hazout, has made certain historical loans to or for the benefit of the Company and may in the future make future loans to or for the benefit of the Company. As of the date of this filing, the net amount of loans outstanding under the facility was CDN$273,000, or approximately US$266,211.60 based on the noon exchange rate reported by the Bank of Canada on April 18, 2013. For more information regarding this loan facility, please “Liquidity and Capital Resources”.

Item 14. Principal accountant fees and services

The aggregate fees billed by the Company’s external auditors in each of the last two fiscal years are as follows:

	2012	2011
Audit fees	61,068	52,119
Audit-related fees (1)	50,539	63,525
Tax fees	-	-

All other fees	-	-
Total	$ 111,607	$ 115,644

(1)	Included in the audit fees is $18,952 of fees charged related to the financial statement restatement for the fiscal year ended December 31, 2011.
(2)	These fees were for reviews of quarterly financial statements.

The Audit Committee Charter provides that the Audit Committee is responsible for the pre-approval of all audit and non-audit services to be provided to the Company by the independent public accountants. The Audit Committee has not, however, adopted any specific policies and procedures for the engagement of non-audit services. For 2012 and 2011, all of the services related to amounts billed by the Company’s independent public accountants were pre-approved by the Audit Committee.

Part V

Item 15. Exhibits, Financial Statement Schedules

The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

Exhibit No.	Name of Exhibit

3.1(1)	Certificate of Incorporation of American Electric Automobile Company, Inc., dated May 9, 1996
3.2(2)	Certificate of Amendment to Certificate of Incorporation of American Electric Automobile Company, Inc., dated July 16, 2002
3.3(3)	Certificate of Amendment to Certificate of Incorporation of American Entertainment & Animation Corporation, dated February 25, 2005
3.4(3)	Certificate of Amendment of Certificate of Incorporation of Silver Dragon Resources Inc., dated September 23, 2011
4.1(8)	Form of Warrant
4.2(4)	Company Note dated February 15, 2011 between Silver Dragon Resources Inc. and Tonaquint, Inc.
4.3(4)	Warrant to Purchase Shares of Common Stock issued to Tonaquint, Inc. and dated February 15, 2011
10.1(5)	Asset Purchase Agreement dated as of March 16, 2006 among Silver Dragon Resources Inc., Sino Silver Corp. and Sanhe Sino-Top Resources and Technologies, Ltd.
10.2(7)	Consulting Services Agreement dated November 1, 2010 between Silver Dragon Resources Ltd., Silver Dragon Resources Inc. and Travellers International Inc. and Marc Hazout
10.3(7)	Equity Transfer Contract dated July 4, 2008 by and between Silver Dragon Resources Inc. and Exploration Unit of North China Nonferrous Geological Exploration Bureau
10.4(7)	Equity Transfer Agreement dated July 4, 2008 regarding Sanhe Sino-Top Resources & Technologies, Ltd. between Silver Dragon Resources Inc. and Zhou Lin
10.5(6)	Order Approving Stipulation for Settlement of Claim in the matter entitled Socius CG II, Ltd. v. Silver Dragon Resources Inc. filed on January 27, 2011
10.6(4)	Note and Warrant Purchase Agreement dated February 15, 2011 by and between Silver Dragon Resources Inc. and Tonaquint, Inc.
10.7(4)	Form of Buyer Trust Deed Note dated February 15, 2011 between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.8(4)	Form of Secured Buyer Note dated February 15, 2011 between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.9(4)	Form of Deed of Reconveyance
10.10	Amendment dated June 10, 2011 to outstanding Buyer Trust Deed Notes between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.11(4)	Form of Request for Full Reconveyance
10.12(4)	Security Agreement dated February 15, 2011 between Silver Dragon Resources Inc. and Tonaquint, Inc.
10.13(8)	Convertible Promissory Note A-04192011 issued to JMJ Financial
10.14(8)	Convertible Promissory Note B-04192011a issued to JMJ Financial
10.15(8)	Convertible Promissory Note B-04192011b issued to JMJ Financial
10.16(8)	Convertible Promissory Note B-04192011c issued to JMJ Financial
10.17(8)	Secured & Collateralized Promissory Note C-04192011a from JMJ Financial
10.18(8)	Secured & Collateralized Promissory Note C-04192011b from JMJ Financial
10.19(8)	Secured & Collateralized Promissory Note C-04192011c issued by JMJ Financial
10.20(8)	Letter Agreement between JMJ Financial and Silver Dragon Resources Inc. dated April 19, 2011
10.21(8)	Additional Default Provisions related to the Convertible Promissory Notes issued to JMJ Financial
10.22(9)	Promissory Note issued April 6, 2011 from GEL Properties, LLC
10.23(9)	Promissory Note issued April 11, 2011 to GEL Properties, LLC ($300,000)
10.24(9)	Amendment #1 dated October 12, 2011 to Promissory Note issued April 11, 2011 to GEL Properties, LLC ($300,000)
10.25(9)	Promissory Note issued April 11, 2011 to GEL Properties, LLC ($100,000)
10.26(9)	Promissory Note issued December 15, 2011 to GEL Properties, LLC ($250,000)
10.27(9)	Promissory Note issued December 15, 2011 to GEL Properties, LLC ($150,000)
10.28(9)	Commercial lease dated December 19, 2011 between Silver Dragon Resources Ltd. and Haute Inc., as amended
10.29(10)	Amendment dated January 31, 2012 between Tonaquint, Inc. and the Company
10.30(10)	Promissory Note issued February 10, 2012 from GEL Properties, LLC
10.31(10)	Promissory Note issued February 10, 2012 to GEL Properties, LLC ($200,000)
10.32(10)	Promissory Note issued February 10, 2012 to GEL Properties, LLC ($150,000)
10.33(11)

Equity Transfer Agreement dated May 28, 2012 between the Company and Den Zuoping.Joint Venture Contract related to Sino-Top dated January 20, 2005, together with amendments and related agreements dated October 31, 2006, July 4, 2008 and March 20, 2009.

10.34(12)	Forbearance Agreement dated July 16, 2012 between the Company and Tonaquint, Inc.
10.35(12)	Standstill Agreement dated July 16, 2012 between the Company and JMJ Financial.
10.36(12)	Amended and Restated Forbearance Agreement dated August 23, 2012 between the Company and Tonaquint, Inc.
10.37(12)	First Amendment to Amended and Restated Forbearance Agreement dated October 4, 2012 between the Company and Tonaquint, Inc.
10.38(13)	Loan facility between the Company and Travellers International Inc.
10.39	Letter agreement dated November 29, 2012 between the Company and Asher Enterprises, Inc.
10.40	Letter agreement dated December 6, 2012 between the Company and GEL Properties, LLC
10.41	Letter agreement dated December 13, 2012 between the Company and JMJ Financial
10.42	Letter agreement dated December 20, 2012 between the Company and Tonaquint, Inc.
10.43	Letter agreement effective April 12, 2013 between the Company and Asher Enterprises, Inc.
10.44	Letter agreement effective April 12, 2013 between the Company and GEL Properties, LLC
10.45	Letter agreement effective April 12, 2013 between the Company and JMJ Financial
10.46	Letter agreement effective April 12, 2013 between the Company and Tonaquint, Inc.
10.47(12)	Employment Agreement dated June 30, 2011 between Silver Dragon Resources Ltd. and Robyn Reinemo
21.1	Subsidiaries of the Company (included in Item 1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Form 10-SB filed on February 23, 2000
(2)	Incorporated by reference to Form 10-SB/A filed on July 17, 2002
(3)	Incorporated by reference to Form 8-K filed September 26, 2011
(4)	Incorporated by reference to Form 8-K filed February 18, 2011
(5)	Incorporated by reference to Form 8-K filed March 24, 2006
(6)	Incorporated by reference to Form 8-K filed on January 28, 2011
(7)	Incorporated by reference to Form 10-K for the year ended December 31, 2010 filed on March 22, 2011
(8)	Incorporated by reference to Form 8-K filed on April 21, 2011
(9)	Incorporated by reference to Form 10-K/A for the year ended December 31, 2011 filed on April 17, 2013
(10)	Incorporated by reference to Form 10-Q/A for the quarter ended March 31, 2012 filed on April 17, 2013
(11)	Incorporated by reference to Form 10-Q/A for the quarter ended June 30, 2012 filed on April 25, 2013
(12)	Incorporated by reference to Form 10-Q for the quarter ended September 30, 2012 filed on April 25, 2013
(13)	Incorporated by reference to Item 1.01 of Form 8-K filed on November 26, 2012, as supplemented by the Item 1.01 disclosure of Form 8-K filed on March 6, 2013
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

SILVER DRAGON RESOURCES INC.

By: /s/ Marc M. Hazout
Marc M. Hazout
President, Chief Executive Officer and Principal
Financial and Accounting Officer

Dated: April 25, 2013

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc M. Hazout	President and Chief Executive Officer, and	April 25, 2013
Marc M. Hazout	Director (principal executive, financial and accounting officer)

/s/ Manuel Chan	Director	April 25, 2013
Manuel Chan

/s/ Glen MacMullin	Director	April 25, 2013
Glen MacMullin

/s/ Haijun Tang	Director	April 25, 2013
Haijun Tang

/s/ Charles McAlpine	Director	April 25, 2013
Charles McAlpine

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

(EXPRESSED IN UNITED STATES FUNDS)

CONTENTS

Report of the Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2012 and 2011, and Cumulative for the Period from May 9, 1996 (Date of Inception) Through to December 31, 2012	F-4

Consolidated Statements of Stockholders’ Equity, Cumulative for the Period from May 9, 1996, (Date of Inception) Through December 31, 2012	F-5-F-8

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011, and Cumulative for the Period from May 9, 1996, (Date of Inception) Through December 31, 2012	F-9

Notes to the Consolidated Financial Statements	F-10-F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
Silver Dragon Resources Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Silver Dragon Resources Inc. and Subsidiaries (a Delaware corporation in the exploration stage) as of December 31, 2012 and 2011, and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2012, and cumulative from inception (May 9, 1996) through to December 31, 2012, except as explained as follows: we did not audit the cumulative data from May 9, 1996 to December 31, 2004. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2004, is based solely on the report of other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Dragon Resources Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has experienced operating losses since inception and expects to incur further losses in the development of its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SF Partnership, LLP

Toronto, Canada	CHARTERED ACCOUNTANTS
April 19, 2013

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets

	December 31	December 31
	2012	2011
ASSETS
Current assets
Cash	$13,406	$114,568
Other receivable (note 6)	224,700	12,474
Notes receivable (note 7)	-	2,277,500
Deferred expenses	55,999	75,500
Prepaid expenses	30,141	99,458
Total current assets	324,246	2,579,500

Notes receivable (note 7)	-	975,000
Deferred expenses	98,000	154,000
Plant and equipment, net (note 8)	335,108	43,762
Equity investment (note 9)	4,743,949	4,328,143

Total assets	$5,501,303	$8,080,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$694,043 $	526,270
Accrued liabilities	586,402	346,579
Promissory note payable (note 10)	166,623	166,623
Convertible notes payable (note 11)	2,689,132	3,290,592
Related party payables (note 12)	189,046	–
Total liabilities	4,325,246	4,330,064

Capital stock (note 13)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	–
Common stock, $0.0001 par value, 300,000,000 shares authorized (2011 – 300,000,000), 267,999,611 shares issued and outstanding (2011 – 136,400,449 issued and outstanding)	26,915	13,640
Additional paid-in capital (note 13)	46,569,009	43,880,995
Treasury (550,000 shares)	(209,000)	(209,000)
Deficit accumulated during the exploration stage	(45,289,466)	(40,050,281)
Accumulated comprehensive income	78,599	114,987
Stockholders’ equity	1,176,057	3,750,341

Total liabilities and stockholders’ equity	$5,501,303	$8,080,405

Going concern (note 2)

Commitments and contingencies (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Years ended December 31, 2012 and 2011, and
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2012

			For the period
			from May 9,
			1996(date of
	December	December	inception) to
	31, 2012	31, 2011	December 31,
			2012

Operating expenses
Exploration	$-	$–	$7,174,048
General and administrative	1,649,842	2,243,584	29,580,218
Write-off of Mexican assets	-	–	3,242,039
Total operating expenses	1,649,842	2,243,584	39,996,305
Loss from operations	(1,649,842)	(2,243,584)	(39,996,305)

Other (expenses) income
Interest expense	(1,343,471)	(1,128,025)	(2,945,266)
Interest income	-	85,553	85,553
Loss on settlement	(2,195,458)	-	(2,195,458)
Net loss on equity investment (note 9)	(1,193,785)	(710,145)	(2,473,962)
Forgiveness of debt	-	–	38,871

Gain on sale of interest of subsidiary	-	–	1,816,733
Gain on sale of interest in mining property (note 9)	1,143,371	-	1,143,371
Non-recurring items	-	–	(713,269)
Total other (expenses) income	(3,589,343)	(1,752,617)	(5,243,427)

Loss before income taxes	(5,239,185)	(3,996,201)	(45,239,732)
Provision for income taxes (note 15)	-	–	–

Net loss from continuing operations, after tax
	(5,239,185)	(3,996,201)	(45,239,732)
Minority interest	-	–	253,021
Loss from discontinued operations (net of tax)
	-	–	(302,755)

Net loss	(5,239,185)	(3,996,201)	(45,289,466)
Other comprehensive income (loss)
Foreign exchange gain (loss)	(36,388)	93,633	78,599

Comprehensive loss	(5,275,573)	$(3,902,568)	$(45,210,867)

Net loss per common share – basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	454,174,825	113,995,849

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2012

				Deficit
	Common Stock			Accumulated			Accumulated
			Additional	During the			Comprehensive	Total
			Paid-in	Exploration	Stock	Treasury	Income	Stockholders’
	Number of	Amount	Capital	Stage	Subscription	Stock	(Loss)	Equity
	Shares	$	$	$	$	$	$	$

Shares issued to founders	388,334	39	1,126	-	-	-	-	1,165
Share issued	413,333	41	47,564	(1,060)	-	-	-	46,545
Net loss, 1996	-	-	-	(14,198)	-	-	-	(14,198)
Balance, December 31, 1996	801,667	80	48,690	(15,258)	-	-	-	33,512

Share issued	116,999	12	88,638	-	-	-	-	88,650
Net loss, 1997	-	-	-	(142,622)	-	-	-	(142,622)
Balance, December 31, 1997	918,666	92	137,328	(157,880)	-	-	-	(20,460)

Share issued	69,334	7	57,994	-	-	-	-	58,001
Net Loss, 1998	-	-	-	(54,404)	-	-	-	(54,404)
Balance, December 31, 1998	988,000	99	195,322	(212,284)	-	-	-	(16,863)

Share issued	203,918	20	191,999	-	(4,000)	-	-	188,019
Forgiveness of debt of related party	-	-	23,000	-	-	-	-	23,000
Net loss, 1999	-	-	-	(181,898)	-	-	-	(181,898)
Balance, December 31, 1999	1,191,918	119	410,321	(394,182)	(4,000)	-	-	12,258

Share issued for services	4,950,333	495	695,435	-	(278,539)	-	-	417,391
Shares cancelled	(453,100)	(45)	(169,867)	-	157,791	-	-	(12,121)
Forgiveness of debt reclassification	-	-	(23,000)	-	-	-	-	(23,000)
Net loss, 2000	-	-	-	(419,296)	-	-	-	(419,296)
Balance, December 31, 2000	5,689,151	569	912,889	(813,478)	(124,748)	-	-	(24,768)

Share issued for services	1,179,415	118	89,784	-	-	-	-	89,902
Cash received for subscription	-	-	-	-	124,748	-	-	124,748
Other adjustment	-	-	-	1	-	-	-	1
Net loss, 2001	-	-	-	(339,546)	-	-	-	(339,546)
Balance, December 31, 2001	6,868,566	687	1,002,673	(1,153,023)	-	-	-	(149,663)

Shares issued	29,859,173	2,986	386,394	-	-	-	-	389,380
Shares cancelled	(21,978,215)	(2,198)	7	-	-	-	-	(2,191)
Stock warrants issued	-	-	31,000	-	-	-	-	31,000
Stock warrants exercised	3,255,880	326	-	-	-	-	-	326
Net loss, 2002	-	-	-	(570,874)	-	-	-	(570,874)
Balance, December 31, 2002	18,005, 404	1,801	1,420,074	(1,723,897)	-	-	-	(302,022)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2012 (continued)

	Common Stock			Deficit
				Accumulated			Accumulated
			Additional	During the			Comprehensive	Total
			Paid-in	Exploration	Stock	Treasury	Income	Stockholders’
	Number of	Amount	Capital	Stage	Subscription	Stock	(Loss)	Equity
	Shares	$	$	$	$	$	$	$
Balance, December 31, 2002 (carried forward)	18,005, 404	1,801	1,420,074	(1,723,897)	-	-	-	(302,022)

Share issued for services	4,927,411	493	150,833	-	-	-	-	151,326
Shares returned	(66,300)	(7)	(1,319)	-	-	-	-	(1,326)
Net loss, 2003	-	-	-	(414,601)	-	-	-	(414,601)
Balance, December 31, 2003	22,866,515	2,287	1,569,588	(2,138,498)	-	-	-	(566,623)

Share issued	575,000	58	24,942	-	-	-	-	25,000
Short swing profits of shareholder	-	-	50,496	-	-	-	-	50,496
Net loss, 2004	-	-	-	(399,028)	-	-	-	(399,028)
Balance, December 31, 2004	23,441,505	2,345	1,645,026	(2,537,526)	-	-	-	(890,155)

Shares issued	15,729,018	1572	2,612,433	-	(9,500)	-	-	2,604,505
Shares cancelled	(3,500,000)	(350)	(724,650)	-	-	-	-	(725,000)
Net Loss, 2005	-	-	-	(584,879)	-	-	-	(584,879)
Balance, December 31, 2005	35,670,533	3,567	3,532,809	(3,122,405)	(9,500)	-	-	404,471

Share issued	25,790,000	2,579	13,949,985	-	458,500	-	-	14,411,064
Warrants issued	-	-	4,941,036	-	-	-	-	4,941,036
Share issuance costs	-	-	(63,237)	-	-	-	-	(63,237)
Treasury stock	-	-	-	-	-	(392,830)	-	(392,830)
Other comprehensive loss	-	-	-	-	-	-	(1,562)	(1,562)
Net loss, 2006	-	-	-	(8,692,208)	-	-	-	(8,692,208)
Balance, December 31, 2006	61,460,533	6,146	22,360,593	(11,814,613)	449,000	(392,830)	(1,562)	10,606,734

Shares issued	8,362,000	836	7,114,194	-	(334,000)	-	-	6,781,030
Treasury stock	(276,545)	(27)	(392,803)	-	-	392,830	-	-
Warrants issued	-	-	2,717,020	-	-	-	-	2,717,020
Options issued	-	-	459,959	-	-	-	-	459,959
Share issuance costs			(75,000)					(75,000)
Other comprehensive loss	-	-	-	-	-	-	(18,141)	(18,141)
Net loss, 2007	-	-	-	(10,665,000)	-	-	-	(10,665,000)
Balance, December 31, 2007	69,545,988	6,955	32,183,963	(22,479,613)	115,000	-	(19,703)	9,806,602

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2012 (continued)

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2012 (continued)

	Common Stock			Deficit			Accumulated
				Accumulated			Comprehensiv
			Additional	During the			e	Total
	Number of		Paid-in	Exploration	Stock	Treasury	Income	Stockholders’
	Shares	Amount	Capital	Stage	Subscription	Stock	(Loss)	Equity
		$	$	$	$	$	$	$
Balance, December 31, 2009 (carried forward)	91,597,686	9,160	37,771,329	(31,735,762)	-	(209,000)	40,504	5,876,231

Share issued for cash	4,038,237	404	468,298	-	-	-	-	468,702
Shares issued for services	3,092,094	309	790,076	-	-	-	-	790,385
Warrants issued for cash	-	-	264,298	-	-	-	-	264,298
Warrants issued for services	-	-	274,067	-	-	-	-	274,067
Share issuance costs	-	-	(26,497)	-	-	-	-	(26,497)
Beneficial conversion feature	-	-	99,841	-	-	-	-	99,841
Accumulated comprehensive loss	-	-	-	-	-	-	(19,150)	(19,150)
Net loss, 2010	-	-	-	(4,318,318)	-	-	-	(4,318,318)
Balance, December 31, 2010	98,728,017	9,873	39,641,412	(36,054,080)	-	(209,000)	21,354	3,409,559

Shares issued for cash	2,812,500	281	249,719	-	-	-	-	250,000
Shares issued for services	1,490,000	149	174,426	-	-	-	-	174,575
Shares issued on conversion of notes	27,736,036	2,774	1,352,849	-	-	-	-	1,355,623
Shares issued for settlement of debt	5,883,896	588	434,085	-	-	-	-	434,673
Shares cancelled	(750,000)	(75)	(83,550)	-	-	-	-	(83,625)
Warrants issued for cash	-	-	80,389	-	-	-	-	80,389
Warrants issued for services	-	-	373,695	-	-	-	-	373,695
Shares issued on financing	500,000	50	24,950	-	-	-	-	25,000
Share issuance costs	-	-	(8,750)	-	-	-	-	(8,750)
Beneficial conversion feature	-	-	1,641,770	-	-	-	-	1,641,770
Accumulated comprehensive loss	-	-	-	-	-	-	93,633	93,633
Net loss, 2011	-	-	-	(3,996,201)	-	-	-	(3,996,201)

Balance, December 31, 2011	136,400,449	13,640	43,880,995	(40,050,281)	-	(209,000)	114,987	3,750,341

Shares issued for cash	700,000	70	20,930	-	-	-	-	21,000

Shares issued for services	457,143	46	25,954	-	-	-	-	26,000

Shares issued on conversion of notes	130,442,019	13,159	1,574,634	-	-	-	-	1,587,793

Warrants issued for services	-	-	117,925	-	-	-	-	117,925

Beneficial conversion feature	-	-	948,571	-	-	-	-	948,571

Accumulated comprehensive loss	-	-	-	-	-	-	(36,388)	(36,388)

Net loss, 2012	-	-	-	(5,239,185)	-	-	-	(5,275,573)

Balance, December 31, 2012	267,999,611	26,915	46,569,009	(45,289,466)	-	(209,000)	(78,599)	1,176,057

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years ended December 31, 2012 and 2011, and
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2012

			For the period
			from May 9, 1996(date of
			inception) through
	2012	2011	December 31, 2012

Cash flows from operating activities
Net loss	$(5,239,185)	$(3,996,201)	$(45,289,466)
Net loss from discontinued operations	-	-	302,755
Net loss from continuing operations excluding minority interest	(5,239,185)	(3,996,201)	(44,986,711)
Adjustments for:
Depreciation	90,127	47,113	662,080
Gain on sale of investment	(1,143,371)	-	(1,143,371)
Net loss from equity investment	1,193,785	710,145	2,473,962
Interest on convertible notes payable	-	145,060	145,060
Shares issued for services	26,000	90,950	8,590,071
Warrants and options issued for services	117,925	264,953	3,991,090
Amortization of beneficial conversion feature	1,790,637	447,462	2,337,940
Write-down of mineral rights	-	-	3,411,309
Write-down of assets	-	-	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivable	(142,909)	(73,257)	(231,555)
Deferred expenses	75,501	155,208	389,415
Accounts payable	167,773	(166,896)	2,331,216
Accrued liabilities	239,823	37,113	555,567
Other	-	-	778,688
Net cash used in operating activities	(2,823,894)	(2,338,350)	(22,085,990)

Cash flows from investing activities
Investments in mineral rights	-	-	(1,920,441)
Proceeds from sale of investment	1,164,020		1,164,020
Additional contribution to Sino-Top	(1,630,240)	(205,366)	(5,281,795)
Acquisition of plant and equipment	(381,473)	-	(1,362,959)
Other	-	-	4,364,090
Net cash used in investing activities	(847,693)	(205,366)	(3,037,085)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	21,000	250,000	18,168,492
Share issuance costs	-	(8,750)	(206,686)
Related party payable	189,046	-	1,381,968
Repayments of related party payable	-	(260,256)	(722,813)
Minority interest	-	-	253,021
Promissory note payable	-	-	516,623
Write-down of promissory note payable	-	-	(350,000)
Issuance of convertible notes payable	3,396,767	2,487,094	6,032,354
Other	-	-	(59,609)
Net cash provided by financing activities	3,606,813	2,468,088	25,013,350

Effect of exchange rate on cash	(36,388)	93,633	123,131
(Decrease) increase in cash	(101,162)	18,005	13,406
Cash - beginning of year	114,568	96,563	-
Cash - end of year	$13,406	$114,568	$13,406

Supplemental cash flow information (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

1. Nature of Business and Basis of Presentation

Silver Dragon Resources Inc. was incorporated on May 9, 1996 in the State of Delaware and its executive office is in Toronto, Canada. It carries out operations in Canada and China. Silver Dragon Resources Inc. and its subsidiary and affiliate (collectively referred to as “Silver Dragon” or the “Company”) are in the exploration stage as defined by Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 915 “Accounting and Reporting For Development Stage Entities.”

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

At December 31, 2012, the Company had a working capital deficit of $4,001,000 (December 31, 2011 –$1,750,564), had not yet achieved profitable operations, incurred a net loss of $5,239,185 for the year ended December 31, 2012 (2011 – $3,996,201), has accumulated losses of $45,289,466 since its inception, and expects to incur further losses in the development of its business. These factors cast doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations. Management believes that the Company will be able to obtain additional funds by equity or convertible debt financing; however, there is no assurance of additional funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. These consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company were unable to continue as a going concern.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

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

The Company has designated its cash and cash equivalents as held for trading, which is measured at fair value. Accounts payable, accrued liabilities, promissory and convertible notes payable and related party payables are classified as other liabilities, which are measured at amortized cost, which approximates fair value. Notes receivable and other receivables are classified as loans and receivables, which are measured at amortized cost.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

3. Summary of Significant Accounting Policies, continued

e) Notes receivable

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

f) Derivatives

All contracts that meet the definition of a derivative are recognized on the consolidated balance sheet as either assets or liabilities and initially recorded at fair value. Gains or losses arising from re-measuring derivatives to fair value at each reporting period are to be accounted for either in the consolidated statement of operations or in other comprehensive loss, depending on the use and designation of the derivative and whether it qualifies for hedge accounting. The key criterion which must be met in order to qualify for hedge accounting is that the derivative must be highly effective in offsetting the change in the fair value or cash flows of the hedged item.

Contracts that meet the criteria for hedge accounting are designated as the hedging instruments hedging the variability of forecasted cash flows from capitalized expenditure and the sale of production into the spot market, and are classified as cash flow hedges. Where a derivative qualifies as a hedging instrument in a cash flow hedge, changes in fair value of the hedging instruments, to the extent effective, are deferred in other comprehensive loss and reclassified to earnings as product sales or as an adjustment to depreciation expense pertaining to capital expenditure, when the hedge transaction occurs. The ineffective portion of changes in fair value of the cash flow hedging instruments is reported in earnings as gains or losses on non-hedge derivatives in the period in which they occur.

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

3. Summary of Significant Accounting Policies, continued

g) Fair Value of Financial Instruments

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

Convertible notes payable: The Company revalues convertible beneficial features on a regular basis, and amortizes the feature over the life of the convertible note payable from the recognition date. The Company evaluates the notes payable for covenant breaches and default events. If a covenant breach or default event is incurred the Company records default interest and other financial obligations in accordance with the signed contractual agreements.

The fair value of cash and cash equivalents is measured using Level 1 inputs.

A portion of the Company’s financial instruments, however, lack an available, or readily determinable, trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

3. Summary of Significant Accounting Policies, continued

h) Mineral rights

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

i) Equity investment

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

j) Income taxes

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

k) Revenue recognition

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

3. Summary of Significant Accounting Policies, continued

l) Plant and equipment

Plant and equipment are stated at cost. Equipment awaiting installation on site is not depreciated until it is commissioned. Depreciation is based on the estimated useful life of the asset and depreciated annually as follows:

Category	Rate	Method
Computer hardware	30%	Declining balance
Computer software	30%	Declining balance
Vehicles	20%	Declining balance
Office equipment	20%	Declining balance
Mine equipment	20%	Declining balance
Leasehold improvements	3 years	Straight line

m) Loss per share

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

n) Stock-based compensation

From time to time the Company grants options and/or warrants to management, directors, employees and consultants. The Company recognizes compensation expense at fair value. Under this method, the fair value of each warrant is estimated on the date of the grant and amortized over the vesting period, with the resulting amortization credited to accumulated paid in capital. The fair value of each grant is determined using the Black-Scholes option-pricing model. Consideration paid upon the exercise of stock options and/or warrants are recorded in equity as share capital.

o) Asset retirement obligations

The Company recognizes liabilities for statutory, contractual or legal obligations associated with the reclamation of mineral properties. Initially, a liability for an asset retirement obligation is recognized at its fair value in the period in which it is incurred and the corresponding asset retirement cost is added to the carrying amount of the related asset. The cost is amortized over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability is adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation. As at December 31, 2012, the Company had not incurred any asset retirement obligations related to the exploration of its mineral properties.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

3. Summary of Significant Accounting Policies, continued

p) Impairment of long lived assets

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

q) Comprehensive Loss

The Company accounts for comprehensive loss in accordance with ASC 220, “Comprehensive Income,” which establishes standards for reporting and presentation of comprehensive loss and its components. Comprehensive loss is presented in the consolidated statements of stockholders’ equity, and consists of net loss and foreign currency translation adjustments.

r) Foreign currency translation

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

4. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the year ended December 31, 2012, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

5. Financial Instruments

The carrying value of cash, other receivable, current portion of notes receivable, accounts payable, accrued liabilities, promissory note payable, current portion of convertible notes payable and related party payables approximated their fair value as of December 31, 2012 and December 31, 2011 due to their short-term nature. Management believes that the carrying value of the non-current portion of convertible notes payable and notes receivable approximates their fair value using the present value method.

Interest and Credit Risk

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from its financial instruments.

Currency Risk

While the reporting currency is the United States Dollar, $99,974 of consolidated expenses for the year ended December 31, 2012 are denominated in Mexican Pesos; and $825,647 of consolidated expenses for the year ended December 31, 2012 are denominated in Canadian Dollars. As at December 31, 2012, $1,048,879 of the net monetary liabilities are denominated in Mexican Pesos; and $123,773 of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Other Receivable

In May 2012, the Company entered into an agreement to sell its investment in Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng”) for RMB7.4 million or $1,164,020. As at December 31, 2012, proceeds of $224,700 remain outstanding.

7. Notes Receivable

	2012	2011
Secured Buyer Note (a)	$-	$1,677,500
Promissory Notes (b)	-	250,000
Secured and Collateralized Promissory Notes (c)	-	1,325,000
Total Notes Receivable	-	3,252,500
Less: Current Portion	-	(2,277,500)
Long-term Notes Receivable	$-	$975,000

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

7. Notes Receivable, continued

(a)

On February 15, 2011 the Company entered into a note and warrant purchase agreement (note 11(a)). In consideration the Company received cash of $500,000 and ten secured buyer notes receivable, each in the principal amount of $200,000 bearing interest at 5% per annum, with payment to the Company due on or before the earlier of (i) 49 months from February 15, 2011, or (ii) subject to certain conditions; a series of dates beginning September 15, 2011 and continuing on the 15th of each month thereafter.

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

On August 23, 2012 the Company agreed with an investor to accelerate two payments of $60,000 for a total of $120,000 in exchange for redeeming $200,000 of notes receivable, of which $60,000 was received. The Company recorded a loss on settlement of $48,685 on the transaction.

On October 4, 2012, the Company agreed with an investor to redeem the outstanding balance on the note receivable with two payments of $30,000 subject to certain conditions. $30,000 of the note receivable was redeemed and the remaining balance was not paid, due to the conditions not being met.

On December 19, 2012, the Company entered into a payoff agreement and as a result of the agreement the secured buyer notes receivable were offset against the secured convertible promissory note payable.

(b)

On April 11, 2011, the Company issued a convertible redeemable note payable (note 11 (b)). In consideration the Company received a promissory note receivable for $300,000, bearing interest at 6% per annum and secured by assets pledged as collateral.

On October 12, 2011, the Company received $200,000 and amended the promissory note receivable for the remaining $100,000 to be due and payable on January 31, 2012. This promissory note receivable was collected in full in 2011.

On December 15, 2011, the Company issued a convertible redeemable note payable (note 11(b)). In consideration the Company received a promissory note receivable for $250,000, bearing interest at 6% per annum and secured by assets pledged as collateral. $125,000 of principal under this note receivable were due and payable on June 15, 2012 and the balance of $125,000 of principal and accrued interest were due and payable on August 1, 2012.

On February 10, 2012, the Company issued a convertible redeemable note payable (note 11(b)). In consideration the Company received a promissory note receivable for $200,000, bearing interest at 6% per annum and secured by assets pledged as collateral. $100,000 of principal under this note receivable were due and payable on September 1, 2012 and the balance of $100,000 of principal and accrued interest were due and payable on November 1, 2012.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

7. Notes Receivable, continued

(b)	continued

On June 15, 2012, the Company settled a convertible redeemable note payable and a promissory note receivable on a net basis that were issued December 15, 2011 (note 11(b)) in the amount of $250,000.

On August 31, 2012, the Company settled a convertible redeemable note payable and a promissory note receivable on a net basis that were issued February 10, 2012 (note 11(b)) in the amount of $200,000.

On December 6, 2012, the Company entered into a payoff agreement and as a result of the agreement the promissory notes receivable were offset against the convertible redeemable notes payable.

(c)

On April 19, 2011, the Company issued a convertible promissory note payable (note 11 (c)). In consideration the Company received cash of $625,000 and $375,000 receivable. The receivable is non- interest bearing, unsecured and due after the notice of an effective registration statement.

On April 20, 2011, the Company issued a convertible promissory note payable (note 11 (c)). In consideration the Company received a secured and collateralized promissory note receivable in the principal amount of $500,000 bearing interest at a one-time charge of 5.25% per annum, due April 20, 2014.

On September 21, 2011, the Company issued a convertible promissory note payable (note 11 (c)). In consideration the Company received a secured and collateralized promissory note receivable in the principal amount of $500,000 bearing interest at a one-time charge of 5.25% per annum, due September 21, 2014.

On April 25, 2012, the Company entered into an amendment to cancel the remaining convertible promissory note payable that was issued on April 19, 2011(note 11(c)) and the $375,000 receivable (note 7(c)).

On April 26, 2012, Company issued a convertible promissory note payable (note 11 (c)). In consideration the Company received a secured and collateralized promissory note receivable in the principal amount of $500,000, bearing interest at a one-time charge of 5.25% per annum, due April 26, 2015.

On July 16, 2012, the Company entered into a standstill agreement to commence the settlement process of certain notes receivable and convertible promissory notes payable.

On December 12, 2012, the Company entered into a payoff agreement and as a result of the agreement the secured and collateralized promissory notes receivable were offset against the convertible promissory notes payable (note 11(c)).

8. Plant and Equipment, net

			December 31,	December 31,
		Accumulated	2012	2011
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$34,576	$5,983	$8,543
Office equipment	45,720	31,889	13,831	17,290
Leasehold improvements	381,558	66,264	315,294	17,929
	$467,837	$132,729	$335,108	$43,762

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

9. Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China (“Sino Top”)

The Company owns 40% of Sino-Top, whose assets mainly consist of six exploration properties.

In June 2012, the Company entered into an agreement to sell its investment in Chifeng to a private Chinese investor for RMB7.4 million or $1,164,020 and recognized a gain of $1,143,371 on the transaction.

	2012	2011
Carrying value of investment at December 31, 2011	$4,328,143	$4,832,922
Additional investment and advances	1,630,240	205,366
Adjusted cost base of property sold	(20,649)	-
40% share of net loss for the year ended December 31, 2012	(1,193,785)	(710,145)
Carrying value of investment at December 31, 2012	$4,743,949	$4,328,143

Share of (loss) income for the year ending December 31:
	2012	2011
Exploration expenses	$(784,492)	$(536,495)
General and administrative expenses	(409,293)	(173,650)
Share of loss for the year (at 40%)	$(1,193,785)	$(710,145)

Summarized unaudited financial data of Sino Top for the years ended December 31:

	2012	2011
Revenue	$-	$-
Net loss	$(2,984,462)	$(1,775,363)
Current assets	$2,068,185	$1,661,003
Total assets	$2,553,695	$2,102,611
Current liabilities	$4,367,162	$5,797,359
Total liabilities	$4,367,162	$5,797,359

10. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 with a carried interest rate of 5% per month, unsecured, and no maturity date. During the year ended December 31, 2012, the Company accrued interest of $99,974 (2011 - $99,974).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

11. Convertible Notes Payable

	Secured	Convertible	Convertible
	Convertible	Redeemable	Promissory	Convertible	Total
	Promissory	Note	Note	Notes
	Note
Balance, December 31, 2010	$ -	$ -	$ -	$ 170,000	$170,000
Issued	$2,500,000	$768,000	$2,000,000	$300,000	$5,568,000
Deferred Financing Costs Capitalized	266,500	32,000	100,000	-	398,500
Value attributable to Warrants	(189,132)	-	-	-	(189,132)
Beneficial Conversion Feature, net of accretion	(352,239)	(247,322)	(561,458)	(33,286)	(1,194,305)
Interest Accrual	177,304	5,467	45,986	2,065	230,822
Converted	(185,381)	(318,100)	(392,086)	(340,000)	(1,235,567)
Unamortized Financing Costs	(285,246)	(19,700)	(152,780)	-	(457,726)
Balance, December 31, 2011	$ 1,931,806	$ 220,345	$ 1,039,662	$ 98,779	$ 3,290,592

Issued	$-	$336,000	$500,000	$135,000	$971,000
Deferred Financing Costs Capitalized	-	14,000	25,000	-	39,000
Cancelled	-	(450,000)	(425,000)	-	(875,000)

Warrant accretion	58,000	-	-	-	58,000

Beneficial Conversion Feature, net of accretion	(318,317)	84,034	11,367	33,286	(189,630)
Interest Accrual	196,535	70,575	(20,441)	3,524	250,193
Converted	(513,944)	(110,400)	(609,688)	(172,500)	(1,406,532)
Accretion of Financing Costs	87,475	4,729	13,757	-	105,961
Offset of Notes Receivable	(317,808)	-	(975,000)		(1,292,808)

Settlement	1,006,302	102,218	634,427		1,738,358
				(4,589)
Balance, December 31, 2012	$ 2,130,049	271,500	194,084	93,500	2,689,134

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

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

The secured convertible note payable is convertible into common stock, at the lender’s option in tranches provided the secured buyer notes payable are paid in full. The secured convertible note payable is convertible at a 30% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion. The Company recognized $565,714 (2011 - $431,356) as the beneficial conversion feature and recorded interest expense of $247,397 (2011 - $79,092) and a loss on settlement of $670,557 during the year.

The lender has agreed to restrict its ability to convert the secured convertible note payable and receive shares of common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.

The Company recorded deferred financing costs in the amount of $nil (2011- $266,500) representing the difference between the face value of the secured convertible note payable and the consideration provided. In addition the Company incurred transactions costs of $nil (2011 - $98,615) which were capitalized to deferred financing costs. The deferred financing costs are being charged to interest expense over the term of the secured convertible note payable and amounted to $87,475 (2011 - $79,869) and a loss on settlement of $197,771 in the year.

The warrants were initially valued at $242,090 representing the relative fair value allocation of the warrants. The warrants are being charged to interest expense over the term of the secured convertible note payable and amounted to $58,000 (2011 - $52,957) and a loss on settlement of $131,132 in the year.

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

On July 16, 2012, the Company entered into a forbearance agreement to forbear from reselling the Company’s common stock until September 30, 2012 and to commence the settlement process of certain notes receivable and convertible promissory notes payable.

On August 23, 2012, the Company entered into an amended and restated forbearance agreement to forbear from reselling the Company’s common stock until September 15, 2012 and to commence the settlement process of certain notes receivable and convertible promissory notes payable.

On October 4, 2012, the Company entered into a forbearance agreement to forbear from initiating collections against the Company and to commence the settlement process of certain notes receivable and convertible promissory notes payable.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

11. Convertible Notes Payable, continued

(a)	continued

On December 19, 2012, the Company entered into a Letter of Agreement with the holders of the convertible note, pursuant to which the Company agrees to pay $2,130,049 on or before March 31, 2013. Such payment will constitute payment in full of any and all obligations due and owing under the convertible note and certain other agreements between the parties.

In consideration of the foregoing, the lenders agreed, from the date of the letter agreement through the payoff date, to forbear from exercising any right or remedy in respect of the convertible note and certain other agreements between the parties, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the payoff amount as set forth in the letter of agreement. If the payoff amount is not paid by the payoff date, the lender’s agreements shall be deemed cancelled (see note 18).

(b)

On April 11, 2011, the Company issued a convertible redeemable note payable in the principal amount of $100,000. As consideration the Company received cash. The convertible redeemable note payable bears interest at the rate of 6% per annum, is due April 11, 2013, and is unsecured. The convertible redeemable note payable was settled in full during 2011 through the conversion of common shares.

On April 11, 2011, the Company issued a convertible redeemable note payable in the principal amount of $300,000. As consideration the Company received a promissory note receivable (note 7(b)). The convertible redeemable note payable bears interest at the rate of 6% per annum, is due April 11, 2013, and is unsecured. On April 19, 2011, the Company defaulted on certain terms of the convertible redeemable note payable which placed limits on the Company’s dollar trading volume. The default called for an increase to the interest rate from 6% to 24% per annum. The Company settled the entire balance and accumulated interest in full on February 28, 2012 and the default interest was not paid as the Company was released of this obligations.

On December 15, 2011, the Company issued a convertible redeemable note payable in the principal amount of $150,000. As consideration the Company received cash. The convertible redeemable note payable bears interest at the rate of 6% per annum is due December 15, 2013, and is unsecured. On August 23, 2012, the Company defaulted on certain terms of the convertible redeemable note payable which required the Company to have enough authorized shares to complete future conversions. The default called for an increase to the interest rate from 6% to 24% per annum.

On December 15, 2011, the Company issued a convertible redeemable note payable in the principal amount of $250,000. As consideration the Company received a promissory note receivable (note 7(b)). The convertible redeemable note payable bears interest at the rate of 6% per annum, is due December 15, 2013, and is unsecured. On April 25, 2012, the Company defaulted on certain terms of the convertible redeemable note payable which placed limits on the Company’s dollar trading price. The default called for an increase to the interest rate from 6% to 24% per annum.

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

11. Convertible Notes Payable, continued

(b)	continued

On February 10, 2012, the Company issued a convertible redeemable note payable in the principal amount of $200,000. As consideration the Company received a promissory note receivable (note 7(b)). The convertible redeemable note payable bears interest at the rate of 6% per annum is due February 10, 2014, and is unsecured. On February 10, 2012, the Company defaulted on certain terms of the convertible redeemable note payable which required the Company to reserve a bank of 12,000,000 shares. The default called for an increase to the interest rate from 6% to 24% per annum.

On June 15, 2012, the Company settled a convertible redeemable note payable and a promissory note receivable on a net basis that were issued December 15, 2011 (note 7(b)) in the amount of $250,000.

On August 31, 2012, the Company settled a convertible redeemable note payable and a promissory note receivable on a net basis that were issued February 10, 2012 (note 7(b)) in the amount of $200,000.

Each convertible redeemable note payable is convertible into common stock, at the lender’s option at a 30% discount on the lowest close bid price during any four trading days prior to and including the day of conversion. The Company recognized $150,000 (2011 - $300,000) as the beneficial conversion feature and recorded interest expense of $234,606 (2011 - $52,678) and a loss on settlement of $163,288 during the year. The beneficial conversion feature is being amortized over the term of the convertible redeemable notes.

Each convertible redeemable note payable reflected an original issue discount of 4% which the Company recorded as deferred financing costs in the amount of $14,000 (2011 - $32,000). In addition the Company incurred transaction costs of $nil (2011 - $9,600) which were capitalized to deferred financing costs. The deferred financing costs are being charged to interest expense over the term of the convertible redeemable notes payable and amounted to $21,411 (2011 - $11,900) and a loss on settlement of $14,972 in the year.

On December 6, 2012, the Company entered into a Letter of Agreement with the holders of the convertible note, pursuant to which the Company agrees to pay $271,500 on or before the earlier of i) March 31, 2013 or ii) the closing of sale or merger or acquisition of the Company. Such payment will constitute payment in full of any and all obligations due and owing under the convertible note and certain other agreements between the parties.

In consideration of the foregoing, the lenders agreed, from the date of the letter agreement through the payoff date, to forbear from exercising any right or remedy in respect of the convertible note and certain other agreements between the parties, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the payoff amount as set forth in the letter of agreement. If the payoff amount is not paid by the payoff date, the lender’s agreements shall be deemed cancelled (see note 18).

(c)

On April 19, 2011, the Company issued a convertible promissory note payable in the principal amount of $1,050,000. As consideration the Company received cash of $625,000 and a $375,000 receivable due after May 19, 2011, representing the notice of an effective registration statement. The convertible promissory note payable bears interest one time at the rate of 5% on the principal amount, due April 19, 2014, and is secured by the registration of 12 million common shares.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

11. Convertible Notes Payable, continued

(c)	continued

On April 20, 2011, the Company issued a convertible promissory note payable in the principal amount of $525,000. As consideration the Company received a secured and collateralized promissory note receivable (note 7(c)). The convertible promissory note payable bears interest one time at the rate of 5% on the principal amount, due April 20, 2014, and is secured by the cash, money market and marketable securities totaling $475,000.

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

On April 25, 2012, the Company entered into an amendment to cancel the remaining convertible promissory note payable that was issued on April 19, 2011 and the $375,000 receivable (note 7(c)).

On April 26, 2012, the Company issued a convertible promissory note payable in the principal amount of $525,000. As consideration the Company received a secured and collateralized promissory note receivable (note 7(c)). The convertible promissory note payable bears interest one time at the rate of 5% on the principal amount and is due April 26, 2015. The secured and collateralized promissory note receivable bears interest at a one time charge of 5.25% per annum, due April 26, 2015.

Each convertible promissory note payable is convertible into common stock, at the lender’s option at a 25% discount on the average of the three lowest closing prices during the 20 trading day period prior to conversion. The Company recognized $175,000 (2011 - $700,000) as the beneficial conversion feature in accordance with ASC 470 Debt and recorded interest expense of $186,667 (2011 - $138,542) and a loss on settlement of $550,091 during the year. The beneficial conversion feature as being amortized over the term of the convertible promissory notes payable.

The lender has agreed to restrict its ability to convert the convertible promissory notes payable and receive shares of common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

On June 23, 2011, the Company defaulted on the terms of the April 20, 2011 convertible promissory note, and upon their issuance, the Company defaulted on the terms of the September 21, 2011 and April 26, 2012 Additional Notes. The default, which continues through the date of this filing, occurred due to the Company becoming unable to settle equity transactions electronically with DWAC/FAST. As a result of the Company’s default, all outstanding amounts under the note became immediately due and payable.

The Company recorded deferred financing costs in the amount of $25,000 (2011 - $100,000) representing the difference between the face value of the secured convertible note payable and the consideration provided. In addition the Company incurred transactions costs of $nil (2011 - $95,556) which were capitalized to deferred financing costs. The deferred financing costs are being charged to interest expense over the term of the secured convertible note payable and amounted to $38,927 (2011 - $42,766) and a loss on settlement of $139,023 in the year.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

11. Convertible Notes Payable, continued

(c)	continued

On July 16, 2012, the Company entered into a standstill agreement to not convert any amount of the convertible promissory notes issued by the Company into common stock and not to resell any common stock of the Company from July 20, 2012 to September 15, 2012 and to commence the settlement process of certain notes receivable and convertible promissory notes payable.

On December 12, 2012, the Company entered into a Letter of Agreement with the holders of the convertible note, pursuant to which the Company agrees to pay $194,084 on or before March 31, 2013. Such payment will constitute payment in full of any and all obligations due and owing under the convertible note and certain other agreements between the parties.

In consideration of the foregoing, the lenders agreed, from the date of the letter agreement through the payoff date, to forbear from exercising any right or remedy in respect of the convertible note and certain other agreements between the parties, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the payoff amount as set forth in the letter agreement (see note 18).

(d)

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

On August 24, 2011, the Company issued a convertible note payable in the principal amount of $55,000, which was settled in full on March 13, 2012 (note 13). The convertible note payable bears interest at the rate of 8% per annum, is due May 29, 2012 and is unsecured. The convertible note payable is convertible into common stock, at the lender’s option, at a 30% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

On November 30, 2011, the Company issued a convertible note payable in the principal amount of $75,000, which was settled in full on July 5, 2012 (note 13). The convertible note payable bears interest at the rate of 8% per annum, is due September 5, 2012, and is unsecured. The convertible note payable is convertible into common stock, at the lender’s option, at a 30% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

SILVER DRAGON RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

11. Convertible Notes Payable, continued

(d)	continued

On January 27, 2012, the Company issued a convertible note payable in the principal amount of $42,500, which was settled in full on August 22, 2012 (note 13). The convertible note payable bears interest at the rate of 8% per annum, is due October 30, 2012, and is unsecured. The convertible note payable is convertible into common stock, at the lender’s option, at a 30% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

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

On November 29, 2012, the Company entered into a Letter of Agreement with the holders of the convertible note, pursuant to which the Company agrees to pay $93,500 on or before March 31, 2013. Such payment will constitute payment in full of any and all obligations due and owing under the convertible note and certain other agreements between the parties.

In consideration of the foregoing, the lenders agreed, from the date of the letter agreement through the payoff date, to forbear from exercising any right or remedy in respect of the convertible note and certain other agreements between the parties, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the payoff amount as set forth in the letter agreement. If the payoff amount is not paid by the payoff date, the lender’s agreements shall be deemed cancelled (see note 18).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

12. Related Party Transactions and Balances

	December 31, 2012	December 31, 2011
Related party payable, non-interest bearing, due on demand and unsecured.	$189,046	$-

As at December 31, 2012, unpaid remunerations in the amount of $138,000 (2011-nil) in relation to two directors are included in accounts payable.

During the year ended December 31, 2012, the Company incurred $328,894 (2011 - $360,688) in management fees paid to a company controlled by a director and officer of the Company for his services as chief executive officer

These transactions were in the normal course of operations and have been recorded at the exchange amounts which the parties believe to be fair value.

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

On May 20, 2011, the Company issued 400,000 and 750,000 shares of restricted common stock for services provided in connection with investor relations, for fair value of $45,400 and $83,625 respectively. On August 24, 2011, the Company cancelled 750,000 shares since the contract for services was cancelled.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

13. Capital Stock, continued

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

On December 8, 2011, the Company issued 1,562,500 shares to three accredited investors at $0.08 per unit for a total of $125,000.

During the year ended December 31, 2011, the Company issued 5,010,000 shares to an accredited investor pursuant to the conversion of a note of $185,381 principal and $103,105 interest (note 11(a)).

During the year ended December 31, 2011, the Company issued a total of 8,686,428 shares to an accredited investor to convert two outstanding notes payable totaling $318,100 principal and interest of $3,353 (note 11(b)).

During the year ended December 31, 2011, the Company issued 6,350,000 free trading shares to an accredited investor pursuant to the conversion of a note of $392,086 principal (note 11(c)).

During the year ended December 31, 2011, the Company issued a total of 6,548,784 shares to an accredited investor to convert six outstanding notes payable totaling $340,000 principle and accrued interest of $13,600 (note 11(d)).

On February 3, 2012, the Company issued 357,143 shares of the Company’s restricted common stock for legal services rendered for, fair value of $20,000.

On February 15, 2012 the Company issued 100,000 shares of the Company’s restricted common stock to an individual for services rendered, for fair value of $6,000.

On March 22, 2012, the Company issued 2,225,000 common share purchase warrants to directors and employees for services rendered at an exercise price of $0.06 exercisable for a period of three years from the date of issuance, for fair value of $117,925.

On April 10, 2012, the Company issued 700,000 shares of the Company’s restricted common stock to an accredited investor pursuant to a private placement at $0.03 per unit for fair value of $21,000.

During the year ended December 31, 2012, the Company issued 37,638,219 common shares pursuant to the conversion of a note of $513,944 principal and $107,616 interest (note 11(a)).

During the year ended December 31, 2012, the Company issued 10,344,198 common shares pursuant to the conversion of a note of $110,400 principal and $2,683 interest (note 11(b)).

During the year ended December 31, 2012, the Company issued 46,242,798 common shares pursuant to the conversion of a note of $609,688 principal and $64,063 interest (note 11(c)).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

13. Capital Stock, continued

During the year ended December 31, 2012, the Company issued 36,216,804 common shares pursuant to the conversion of notes of $172,500 principal and $6,900 interest (note 11(d)).

Warrants

As at December 31, 2012, 13,703,000 warrants were outstanding, having an exercise price between $0.12 and $1.00 per share with an average remaining contractual life of 1.26 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2010	15,218,237	$0.55
Issued during the year	12,960,000	0.41
Expired during the year	(5,200,237)	(0.49)
Balance, December 31, 2011	22,978,000	$(0.48)
Issued during the year	2,225,000	0.06
Expired during the year	(6,400,000)	(0.58)
Forfeited during the year	(5,100,000)	(0.47)
Balance, December 31, 2012	13,703,000	$0.36

As at December 31, 2012, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.07 - $1.00	13,703,000	1.26 years	$0.36

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

14. Supplemental Cash Flow Information

Issuance of convertible notes payable

			For the period
			from May 15,
			1996(date of
			inception) through
	December 31,	December 31,	December 31,
	2012	2011	2012
			(Unaudited)

Issuance of convertible notes payable	$725,000	$4,190,000	$4,915,000
Cash advances	136,000	1,510,000	1,794,493
Interest accrued	(49,560)	230,822	181,262
Notes receivable	(850,000)	(4,102,500)	(4,952,500)
Cash repayments on notes receivable	1,542,143	850,000	2,392,143
Deferred charges	999,097	(191,228)	807,869
Settlement of notes payable and receivable	894,087	-	894,087
	$3,396,767	$2,487,094	$6,032,354

For the year ended December 31, 2012 there were no cash payments or receipts for income taxes (2011 - $nil). Cash payments for interest expense amounted to $nil (2011 - $nil).

15. Income Taxes

The Company’s income tax provision has been calculated as follows:

	2012	2011

Loss before income taxes	$(5,239,185)	$(3,996,201)
Deferred: Expected tax income tax recovery at the
combined average statutory rates of 32.55% (2011 – 32.54%)	(1,705,220)	(1,300,296)
Permanent differences	506,521	415,797
Change in valuation allowance	1,198,699	884,499
Provision for income taxes	$-	$-

The following summarizes the principal temporary differences and related future tax:

Losses carried forward	$11,321,361	$10,122,662
Valuation allowance	(11,321,361)	(10,122,662)
Deferred income tax asset	$-	$-

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
December 31, 2012 and 2011

15. Income Taxes, continued

The Company’s tax returns have not yet been filed and when they are filed they will be subject to audit and potential penalties and reassessment by taxation authorities. The outcome of the audits cannot be reasonably determined and the potential impact on the consolidated financial statements is not determinable.

16. Commitments and Contingencies

(a)

On December 19, 2011, the Company entered into a three-year lease agreement with a related party for an office, which was amended during the first quarter to commence from June 1, 2012 and end on May 31, 2015. The future minimum commitment under the lease obligations for office premises are as follows:

2013	$61,687
2014	61,687
2015	15,422
$138,796

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

(b)	The Company has committed to provide capital contributions to cover expenses proportionate to its equity interest into Sino-Top.

The Company’s Mexican subsidiary was subjected to irregularities that it was seeking to redress. Legal proceedings were heard and decided on an ex parte basis, without notice to the Company that resulted in its Mexican subsidiary losing title to its mineral assets. In December 2010, the Company became aware of this situation, and took steps through the courts in Mexico to redress the situation. It included a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities. On May 22, 2012, the Court ruled against the Constitutional Rights Claim. As a result, we have determined that we will not pursue any further recourse with regard to this matter, and accordingly, we will never recover the Mexican Concessions. The Company is working with its legal counsel to dissolve the Mexican subsidiaries.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

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

As at December 31, 2012	Corporate	Mexico		China	Total

Equity investment	$-	-		4,743,949	4,743,949
Total assets	$4,757,351	-		4,743,949	5,501,300

Year ended December 31, 2012	Corporate	Mexico		China	Total

Revenues	$-	-		-	-
Depreciation	$90,127	-		-	90,127
Loss before income tax	$5,134,947	104,238		50,414	5,239,185

As at December 31, 2011	Corporate	Mexico		China	Total

Equity investment	$-	$-		$4,328,143	$4,328,143
Notes receivable	$3,252,500	$-	$		$3,252,500
Total assets	$3,751,665	$597		$4,328,143	$8,080,405

Year ended December 31, 2011	Corporate	Mexico		China	Total

Revenues	$-	$-		$-	$-
Depreciation	$47,113	$-		$-	$47,113
Loss before income tax	$(3,146,758)	$(139,298)		$(710,145)	$(3,996,201)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

18. Subsequent Events

In April 2013, the Company extended the payoff date as described in note 11 from March 31, 2013 to June 30, 2013.

19. Comparative Figures

Certain items from the prior year have been reclassified to conform to the presentation adopted in 2012.