Form 10-Q
period 2013-03-31
Silver Dragon Resources Inc.
filed 2013-05-20
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]      No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [_] Yes      [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 17, 2013 there were 267,999,611 shares of common stock outstanding, par value $0.0001.

SILVER DRAGON RESOURCES INC.

INDEX TO FORM 10-Q

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2013

(EXPRESSED IN UNITED STATES FUNDS)

Part I	FINANCIAL INFORMATION
Item 1	Financial Statements	3
	Interim Condensed Consolidated Balance Sheets (Unaudited)
	Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	Interim Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
	Interim Condensed Consolidated Statements of Cash Flows (Unaudited)
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4	Controls and Procedures	18
Part II	OTHER INFORMATION
Item 1	Legal proceedings	18
Item 1A	Risk Factors	18
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3	Defaults upon Senior Securities	19
Item 4	Mine Safety Disclosures	19
Item 5	Other information	19
Item 6	Exhibits	20

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS
Current assets
Cash	$60,193	$13,406
Other receivable (note 5)	179,638	224,700
Deferred costs – current	55,999	55,999
Prepaid expenses	30,195	30,141
Total current assets	326,025	324,246

Deferred expenses	84,000	98,000
Plant and equipment, net (note 6)	292,630	335,108
Equity investment (note 7)	4,599,239	4,743,949

Total assets	$5,301,894	$5,501,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$728,031	$694,043
Accrued liabilities	755,087	586,402
Promissory note payable (note 8)	166,623	166,623
Convertible notes payable (note 9)	2,689,132	2,689,132
Related party payable (note 10)	246,896	189,046
Total liabilities	4,585,769	4,325,246

Capital stock (note 11)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized (2012 – 300,000,000), 267,999,611 shares issued and outstanding (2012 – 267,999,611 issued and outstanding)	26,915	26,915
Additional paid-in capital (note 11)	46,569,009	46,569,009

Treasury (550,000 shares)	(209,000)	(209,000)
Deficit accumulated during the exploration stage	(45,693,189)	(45,289,466)
Accumulated comprehensive income	22,390	78,599
Stockholders’ equity	716,125	1,176,057

Total liabilities and stockholders’ equity	$5,301,894	$5,501,303

Going concern (note 2)

Commitments and Contingencies (note 13)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three-month periods ended March 31, 2013 and 2012 and
Cumulative for the period from May 9, 1996 (date of inception) to March 31, 2013 (Unaudited)

			For the period
			from May 9, 1996
			(date of inception)
			through March 31,
	March 31, 2013	March 31, 2012	2013
Operating expenses
Exploration	$-	$-	$7,174,048
General and administrative	234,020	506,655	29,814,238
Write-off of Mexican assets	-	-	3,242,039
Total operating expenses	234,020	506,655	40,230,325
Loss from operations	(234,020)	(506,655)	(40,230,325)

Other (expenses) income
Interest expense and loss on settlement	(24,993)	(844,838)	(2,970,259)
Interest income	-	10,987	85,553
Loss on settlement	-	-	(2,195,458)
Net loss on equity investment	(144,710)	(138,515)	(2,618,672)
Forgiveness of debt	-	-	38,871
Gain on sale of interest of subsidiary	-	-	1,816,733
Gain on sale of interest in mining property	-	-	1,143,371
Non-recurring items	-	-	(713,269)
Total other expenses	(169,703)	(972,366)	(5,413,130)

Loss before income taxes	(403,723)	(1,479,021)	(45,643,455)
Provision for income taxes	-	-	-

Net loss from continuing operations, after tax	(403,723)	(1,479,021)	(45,643,455)
Minority interest	-	-	253,021
Loss from discontinued operations (net of tax)	-	-	(302,755)

Net loss	(403,723)	(1,479,021)	(45,693,189)
Other comprehensive (loss) gain
Foreign exchange (loss) gain	(56,209)	(15,671)	22,390

Comprehensive loss	$(459,932)	$(1,494,692)	$(45,670,799)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding- basic	267,999,611	150,721,007

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Stockholders’ Equity
For the three-month period ended March 31, 2013 and year end December 31, 2012
(Unaudited)

	Common Stock		Additional	Deficit	Treasury	Accumulated	Total
	Number of	Amount	Paid-in	Accumulated	Stock	Comprehensive	Stockholders'
	Shares	$	Capital	During the	$	Income	Equity
			$	Exploration		(Loss)	$
				Stage		$
				$
Balance, December 31, 2011	136,400,449	13,640	43,880,995	(40,050,281)	(209,000)	114,987	3,750,341

Shares issued for cash	700,0000	70	20,930				21,000
Shares issued for services	457,143	46	25,954				26,000
Shares issued on conversion of notes	130,442,019	13,159	1,574,634	-	-	-	1,587,793
Warrants issued for services	-	-	117,925	-	-	-	117,925
Beneficial conversion feature	-	-	948,571	-	-	-	948,571
Accumulated comprehensive loss	-	-	-	-	-	(36,388)	(36,388)
Net loss, 2012	-	-	-	(5,239,185)	-	-	(5,239,185)
Balance, December 31, 2012	267,999,611	26,915	46,569,009	(45,289,466)	(209,000)	78,599	1,176,057

Accumulated comprehensive loss	-	-	-	-	-	(56,209)	(56,209)
Net loss, 2013	-	-	-	(403,723)	-	-	(403,723)
Balance, March 31, 2013	267,999,611	26,915	46,569,009	(45,693,189)	(209,000)	22,390	716,125

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2013 and 2012 and
Cumulative for the period from May 9, 1996 (date of inception) to March 31, 2013 (Unaudited)

			For the period
			from May 9, 1996 (date of
	March 31,	March 31,	inception) through March
	2013	2012	31, 2013
Cash flows from operating activities
Net loss	$(403,723)	$(1,479,021)	$(45,693,189)
Net loss from discontinued operations	-	-	302,755
Net loss from continuing operations excluding minority interest	(403,723)	(1,479,021)	(45,390,434)
Adjustments for:
Depreciation	31,796	11,288	693,876
Gain on sale of investment	-	-	(1,143,371)
Net loss from equity investment	144,710	138,515	2,618,672
Interest on convertible notes payable	-	58,083	145,060
Shares issued for services	-	26,000	8,590,071
Warrants and options issued for services	-	117,925	3,991,090
Amortization of beneficial conversion feature	-	273,966	2,337,940
Write-down of mineral rights	-	-	3,411,309
Write-down of assets	-	-	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivable	45,062	(14,371)	(186,493)
Prepaid expenses	(54)	53,590	53,536
Deferred expenses	14,000	2,021	349,825
Accounts payable	33,988	55,637	2,365,204
Accrued liabilities	168,685	(315)	724,252
Other	-	-	778,688
Net cash provided by (used in) operating activities	34,464	(756,682)	(22,051,526)
Cash flows from investing activities
Investments in mineral rights	-	-	(1,920,441)
Proceeds from sale of investment	-	-	1,164,020
Additional contribution to Sino-Top	-	(775,015)	(5,281,795)
Acquisition of plant and equipment	10,682	(197,495)	(1,352,277)
Other	-	-	4,364,090
Net cash provided by (used in) investing activities	10,682	(972,510)	(3,026,403)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	-	18,168,492
Share issuance costs	-	-	(206,686)
Related party payable	57,850	-	1,439,818
Repayments of related party payable	-	-	(722,813)
Minority interest	-	-	253,021
Promissory note payable	-	-	516,623
Write-down of promissory note payable	-	-	(350,000)
Issuance of convertible notes payable	-	1,699,254	6,032,354
Other	-	-	(59,609)
Net cash provided by financing activities	57,850	1,699,254	25,071,200
Effect of exchange rate on cash	(56,209)	(15,671)	66,922
Increase (decrease) in cash	46,787	(45,609)	60,193
Cash - beginning of period	13,406	114,568	-
Cash - end of period	$60,193	$68,959	$60,193

Supplemental cash flow information (note 12)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2013 and 2012

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

The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States funds. In the opinion of management, all adjustments necessary for a fair presentation have been included. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended December 31, 2012 filed in the Company’s Annual Report on Form 10-K/A.

2. Going Concern and Exploration Stage Activities

These interim condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.

At March 31, 2013, the Company had a working capital deficit of $4,259,744 (December 31, 2012 – $4,001,000), had not yet achieved profitable operations, incurred a net loss of $403,723 for the period ended March 31, 2013 (2012 – $1,479,021), has accumulated losses of $45,693,189 since its inception, and expects to incur further losses in the development of its business. These factors cast doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations. Management believes that the Company will be able to obtain additional funds by equity or convertible debt financing; however, there is no assurance of additional funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company were unable to continue as a going concern.

3. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the period ended March 31, 2013, none of which are expected to have a material impact on the Company’s interim consolidated financial position, operations, or cash flows.

4. Financial Instruments

The carrying value of cash, other receivable, accounts payable, accrued liabilities, promissory note payable, current portion of convertible notes payable and related party payable approximated their fair value as of March 31, 2013 and December 31, 2012 due to their short-term nature.

Interest and Credit Risk

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from its financial instruments.

Currency Risk

While the reporting currency is the United States Dollar, $24,993 of consolidated expenses for the period ended March 31, 2013 are denominated in Mexican Pesos; and $194,359 of consolidated expenses for the period ended March 31, 2013, are denominated in Canadian Dollars. As at March 31, 2013, $1,096,084 of the net monetary liabilities are denominated in Mexican Pesos; and $635,296 of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2013 and 2012

5. Other Receivable

In May 2012, the Company entered into an agreement to sell its investment in Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng”) for RMB7.4 million or $1,164,020. As at March 31, 2013, proceeds of $179,638 remain outstanding.

6. Plant and Equipment, net

			March 31,	December 31,
		Accumulated	2013	2012
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$35,025	$5,534	$5,983
Office equipment	45,720	32,581	13,139	13,831
Leasehold improvements	367,938	93,981	273,957	315,294
	$454,217	$161,587	$292,630	$335,108

7. Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China

The Company owns 40% of Sino-Top, whose assets mainly consist of six exploration properties.

March 31,
2013
Carrying value of investment at December 31, 2012	$4,743,949
40% share of net loss for the three-month period ended March 31, 2013	(144,710)
Carrying value of investment at March 31, 2013	$4,599,239

Share of loss for the three-month period ending March 31:

	2013	2012
Exploration expenses	$(33,052)	$(87,689)
General and administrative expenses	(111,658)	(50,826)
Share of loss for the year (at 40%)	$(144,710)	$(138,515)

Summarized unaudited financial data of Sino Top for the periods ended March 31:

	2013	2012

Revenue	$-	$-
Net loss	$(361,776)	$(361,394)
Current assets	$7,745,134	$2,895,896
Total assets	$8,595,614	$3,340,861
Current liabilities	$4,343,010	$5,670,299
Total liabilities	$4,434,010	$5,670,299

8. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 with a carried interest rate of 5% per month, unsecured, and no maturity date. During the three-month period ended March 31, 2013, the Company incurred interest of $24,993 (2012 - $24,993).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2013 and 2012

9. Convertible Notes Payable

Balance, December 31, 2012	$2,689,132
Issued during the three-month period ended March 31, 2013	-
Deferred charges	-
Converted during the three-month period ended March 31, 2013	-
Balance March 31, 2013	$2,689,132

10. Related Party Transactions and Balances

	March 31, 2013	December 31, 2012
Related party payable, non-interest bearing, due on demand and unsecured.	$246,896	$189,046

As at March 31, 2013, unpaid remunerations in the amount of $220,800 (December 31, 2012 - $138,000) in relation to one director is included in accrued liabilities.

During the period ended March 31, 2013, the Company incurred $99,656 (2012 - $92,315) in management fees paid to a company controlled by a director and officer of the Company for his services as chief executive officer.

These transactions were in the normal course of operations and have been recorded at the exchange amounts which the parties believe to be fair value.

11. Capital Stock

Warrants

As at March 31, 2013, 13,503,000 warrants were outstanding, having an exercise price between $0.06 and $0.50 per share with an average remaining contractual life of 1.28 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2012	13,703,000	$0.36
Expired during the three-month period ended March 31, 2013	(200,000)	0.50
Balance, March 31, 2013	13,503,000	$0.36

As at March 31, 2013, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.06 - $0.50	13,503,000	1.28 years	$0.36

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2013 and 2012

12. Supplemental Cash Flow Information

Issuance of convertible notes payable

			For the period
			from May 9, 1996 (date of
	March 31,	March 31,	inception) through March 31,
	2013	2012	2013
Issuance of convertible notes payable	$-	$-	$4,190,000
Cash advances	-	93,500	1,751,993
Interest accrued		39,547	270,369
Notes receivable	-	331,905	(3,770,595)
Cash repayments on notes receivable	-	1,100,000	1,950,000
Deferred charges	-	134,302	(121,578)
	$-	$1,699,254	$4,270,189

13. Commitments and Contingencies

(a)

On December 19, 2011, the Company entered into a three year lease agreement for office, which was amended during the first quarter to commence from June 1, 2012 and end on May 31, 2015. The future minimum commitment under the lease obligations for office premises are as follows:

2013	$46,753
2014	62,338
2015	15,584
$124,675

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

(b)	The Company has committed to provide capital contributions to cover expenses proportionate to its equity interest in Sino-Top.

(c)

The Company’s Mexican subsidiary was subjected to irregularities that it was seeking to redress. Legal proceedings were heard and decided on an ex parte basis, without notice to the Company that resulted in its Mexican subsidiary losing title to its mineral assets. In December 2010, the Company became aware of this situation, and took steps through the courts in Mexico to redress the situation. It included a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities. On May 22, 2012, the Court ruled against the Constitutional Rights Claim. As a result, the Company determined that it will not pursue any further recourse with regard to this matter, and accordingly, will never recover the Mexican Concessions. The Company is working with its legal counsel to dissolve the Mexican subsidiary and during this process the outstanding judgments will be addressed.

14. Subsequent Events

In November and December, 2012, the Company entered into letters of agreement with the holders of all of the convertible notes, pursuant to which the Company agrees to pay $2,869,133 (the “Payoff Amount”) on or before March 31, 2013 (the “Payoff Date”), such payment will constitute payment in full of any and all obligations due and owing under the convertible notes and certain other agreements between the parties (collectively, the “Transaction Documents”).

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

In April 2013, the Company extended the Payoff Date from March 31, 2013 to June 30, 2013.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2013 and 2012

15. Segmented Information

As at March 31, 2013	Corporate	Mexico	China	Total

Equity investment	$-	$-	$4,599,239	$4,599,239
Total assets	$702,655	$-	$4,599,239	$5,301,894

Three-month period ended March 31, 2013	Corporate	Mexico	China	Total

Revenues	$-	$-	$-	$-
Depreciation	$31,796	$-	$-	$31,796
Loss before income tax	$(234,020)	$(24,993)	$(144,710)	$(403,723)

As at December 31, 2012	Corporate		Mexico	China	Total

Equity investment	$-		$-	$4,743,949	$4,743,949
Total assets	$757,354	$		$4,743,949	$5,501,303

Three-month period ended March 31, 2012	Corporate	Mexico		Total

Revenues	$-	$-	$-	$-
Depreciation	$11,288	$-	$-	$11,288
Loss before income tax	$(1,312,718)	$(27,788)	$(138,515)	$(1,479,021)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTATIONS

Forward-looking statements

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (‘Exchange Act”), including statements regarding 2013 plans and objectives. Forward-looking statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbor processes for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected, including, without limitation, those specified in our annual report on Form 10-K. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

OVERVIEW

Our primary objective is to explore for silver minerals. Our secondary objective is to locate, evaluate, and acquire other mineral properties, and to finance our exploration through equity or debt financings, asset dispositions, joint ventures or option agreements (or any combination thereof), if and to the extent available.

CHINESE PROPERTIES

Overview

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

On May 28, 2012, the Company entered into a definitive agreement to sell its 70% interest in Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng”), which then owned the Erbahuo silver mine located on the boundary of Wengniute County and Keshiketeng County, Inner Mongolia. The Company sold such interest to Deng Zuoping, a private Chinese investor, for RMB 7.4 million or US$1,164,020, of which RMB1 million was to be paid within three business days after signing the agreement, RMB5 million was to be paid before July 15, 2012 and RMB1.4 million was to be paid by November 1, 2012. On June 1, 2012, an initial deposit of RMB1.0 million or $157,300 was received, of which $12,584 was contributed to Chifeng for expenses incurred until the date of the sale. Concurrently with such payment, we transferred to the purchaser title to our interest in Chifeng. Of the remaining payments, RMB5 million or $790,980 was paid to the Company during the fourth quarter of 2012, RMB300,000 or $48,057 was paid in the first quarter of 2013 and RMB200,000 or $32,211 was paid in the second quarter of 2013 and RMB900,000 or $144,950 remains outstanding as of May 17, 2013.

Of our remaining six properties, two are currently considered to be material to us: Dadi and Laopandao. We no longer consider Aobaotugounao to be material as a result of Sino-Top having determined, based on the results of work done to date, not to further invest in Aobaotugounao during 2013.

General Update on Operations

Five mineralized zones have been discovered at the Dadi property. Among them, mineralization zones I, II and IV are controlled by adits, transverse drifts, surface trenches, surface drill holes and underground drill holes intensively. The general features of the mineralization zones are as follows:

  Mineralization zone I is located in the central part of the property and is approximately 1000m long with widths ranging from 5m to 60m and with a 310° to 340° strike. Within mineralization zone I, five mineralized bodies are identified. The largest is mineralized body I, which is 350m long, 2.8m wide, and its dip extension reaches 350m.

  Mineralization zone II is located in the northeast part of the property and is approximately 1000m long with width from 5m to 60m and dips to northeast with 60°~70°dip angle. Within mineralization zone II, six mineralized bodies are discovered by surface trenches, surface drill holes, underground drill holes, exploration tunnels at 1,426m (PD2), 1,384m (PD1), and at 1,350m levels. According to estimation, mineralization zone II accounted for 80% of all the polymetallic mineralization at the Dadi Property.

  Mineralized body II is the most important polymetallic body within mineralization zone II. It is of 320°~340°strike, dips to NE with 70°~75°dip angle. On the surface (1,500m elevation), mineralized body II is 300m long and its widest part is 6m at trench TC26-2. At 1,426m level adit (PD1), it is 330m long; at 1,384m level adit, it is 290m long; and at 1,350m level adit, it reaches 550m long. All transverse drifts at each three level tunnels hit mineralized body II, with the widths ranging from 0.5m to 17.4m. Within mineralized body II, massive vein forms and disseminated galena are common.

  Surface drill holes control mineralized body II in the range of 400m along its strike with dipping depths ranging from 130m to 430m. The true thickness of mineralized body II at depth is from 2.9m to 22m, discovered by drilling. The thickest part (20.8m) is discovered by drill hole ZK0801, which is located at exploration line 8.

  Mineralization zone III is located 250m southwest of mineralization zone II. It is approximately 250m long and 1m wide, and controlled by four surface trenches. Its occurrence is NW strike, and it dips to NE25°~75° with dip angle 55°. Mineralization zone IV is located at the central part of the property. On the surface, it is 450m long with width 0.8~7.2m. Its deep part is controlled by tunnel PD4 at 1,329m level and 18 underground drill holes. The controlled length of mineralization zone IV at depth reaches 350m and the width ranges from 0.7m to 5.5m. The dipping depth controlled by underground drilling reaches 140m.

  Mineralization zone V is located between mineralization zones I and II. It is 200m long and consists of 10 mineralized bodies.

In February 2013, a metallurgic test on the Dadi property was completed by Beijing Longxing Shengxuan Technology Investment Co., Ltd. as was commissioned by Inner Mongolia Guangda Mining, Ltd. a wholly owned subsidiary of Sino-Top.

The tunneling project for the 2013 exploration season commenced in early March of this year. As of March 31, 2013, approximately 180m of tunneling was completed.

2013 Program and Capital Budget

At a meeting of the Sino-Top board on May 9, 2013, the board established the 2013 exploration and work program, as follows:

Dadi Property

  Building a 1,000tpd mill and carrying out a successful test run by year-end 2013.

  Conducting development drifting on mineralization zones I and II at the 1,426m, 1,384m and 1,350m levels, and shaft opening-out below the 1,350m level, so as to make good preparations for mining. The project workload is 5,800m.

  Conducting geological exploration work on the undefined depths of mineralization zones IV and II; conducting drifting on mineralization zone III. The project workload mainly consists of 4,000m drilling and 1,300m tunneling.

  Speeding up the efforts of applying for the mining license, safety production license and various other documents. Seeking to obtain the mining license by year-end 2013.

  Communicating with the design institute to complete the design of the mill and tailings pond as soon as possible.

  Completing land requisition and the construction of ancillary projects such as tailings pond.

  Completing equipment procurement and bidding for infrastructure construction.

Laopandao Property

  Completing the review and filing of the geological report.

  Obtaining the mining license by year-end 2013.

  Upon obtaining the mining license, Sino-Top intends to sell the Laopandao property (assuming an interested buyer).

Aobaotugounao Property

  No investment in this property is planned for 2013.

  Sino-Top intends to sell the Aobaotugounao property (assuming an interested buyer).

Zhuanxinhu Property

  Conducting trenching, drilling and tunneling projects to control mineralization zone I, in order to define the occurrence, shape, scale, characteristics and quality changes of mineralized bodies; estimating the Cu-Ag polymetallic mineralization (standards 333+334).

  Conducting trenching project to verify the geochemical anomalies in the southeastern part of the property, in order to define the occurrence, shape, scale, characteristics and quality changes of mineralized bodies; estimating the Cu-Ag polymetallic mineralization (standards 333+334).

  Main workload: trenching 2,000m3, drilling 4,000m (incl. 1,000m for contingency), tunneling 500m (contingency), chemical analysis 500 samples, topographic and geological survey 2km2.

Yuanlinzi Property

  Cleaning up the surface trenches that control known mineralized bodies and re-sampling for logging.

  Conducting trenching project to verify the Sn geochemical anomalies in the eastern part of the property and geochemical anomalies in the western part, in order to define the occurrence, shape, scale, characteristics and quality changes of mineralized bodies.

  Main workload: trenching 3,000m3, chemical analysis 500 samples.

Shididonggou Property

  Conducting trenching project to verify the geochemical and geophysical anomalies of the property, and drilling project if necessary, in order to define the occurrence, shape, scale, characteristics and quality changes of mineralized bodies; estimate the Cu-Ag mineralization (standards 333+334).

  Main workload: trenching 1,000m3, drilling 800m, chemical analysis of 80 samples.

Relocation and Reincorporation

  Relocating Sino-Top to Keshiketeng County, Inner Mongolia prior to the end of June 2013, and completing the registration process for changing the place of incorporation to Keshiketeng by year-end 2013.

No assurance can be provided that the foregoing plans and objectives will be achieved.

The board of Sino-Top also established the 2013 capital budget at its May 2013 meeting. All amounts stated in US dollars in this discussion have been converted based on the noon exchange rate reported by the Bank of Canada on May 16, 2013. The total 2013 capital budget was set at RMB97,430,000 ($15,846,875), of which G&A expenses are RMB5,030,000 ($818,124), project costs are RMB89,600,000 ($14,573,335) and exploration expenses are RMB2,800,000 ($455,417). Given Sino-Top’s available cash balance at the beginning of 2013 of RMB7, 393,800 ($1,202,593), the capital requirements for the 2013 program are RMB90,000,000 ($14,638,394). Our joint venture partner is expected to contribute 55.56%, or RMB50,000,000 ($8,132,441), and the Company is expected to contribute 44.44%, or RMB40,000,000 ($6,505,953). The funds of RMB90,000,000 ($14,638,394) are expected to be contributed in four installments, with the first payment of RMB10,000,000 ($1,626,488) to be made before May 31, 2013, the second payment of RMB20,000,000 ($3,252,976) before June 30, 2013, the third payment of RMB30,000,000 ($4,879,465) before September 30, 2013, and the fourth payment of RMB 30,000,000 ($4,879,465) before December 31, 2013. As discussed below, we do not currently have sufficient funds to satisfy such capital obligations (see “Liquidity and Capital Resources” for a further discussion). Our interest in Sino-Top may be diluted if we are unable to satisfy these capital obligations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net sales were $nil for both of the three month periods ended March 31, 2013 and March 31, 2012, as there was no production at any of the properties.

The net loss for the three-month period ended March 31, 2013 decreased to $403,723 from a prior period loss of $1,479,021. The reason for the decrease was lower administrative costs and interest costs as the Company did not issue any new warrants or stock options and there was overall lower operational activity for the period.

General and administration expenses decreased from $506,655 for the three-month period ended March 31, 2012 to $234,020 for the three-month period ended March 31, 2013, as we took measures to decrease operating costs relating to the head office. The Company achieved its goal of lowering payroll costs by streamlining its staff as well as other overhead costs including leasing office space at a lower monthly rate.

Interest expenses decreased significantly from $844,838 in the prior year period to $24,993 in the current period, and total other expenses also decreased significantly from $979,366 in the prior year period to $169,703 in the current period. Such decreases were attributable to the deferral agreements currently in place with our lenders pursuant to which no new interest is accruing on our outstanding debts (see “Liquidity and Capital Resources”).

Loss on equity of $144,710 remained consistent with a prior period loss of $138,515. While exploration costs for the Sino-Top investment decreased compared to the prior period, this decrease was offset with a comparable increase in general and interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for the exploration and acquisition of mining exploration properties, corporate and administrative costs and the payoff of our outstanding debt. At March 31, 2013, we had working capital deficit of $4,259,744 and cash on hand of $60,193, and at December 31, 2012, we had working capital deficit of $4,001,000 and cash on hand of $13,406. Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our continuation as a going concern is uncertain and dependent on successfully achieving future profitable operations and obtaining additional sources of financing to sustain our operations.

As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”), we are currently subject to deferral agreements with our four lenders. Such deferral agreements generally provide that, if we are able to pay an aggregate of $2,689,133 to the lenders by June 30, 2013, such payments will constitute payment in full of any and all obligations due and owing under our outstanding promissory notes owed to these lenders.

We are also party to a loan facility (the “Travellers Facility”) with Travellers International Inc., an Ontario corporation (“Travellers”), a company controlled by the Company’s President, Chief Executive Officer and Principal Financial and Accounting Officer, Marc Hazout. Under the Travellers Facility, Travellers has made certain historical loans to or for the benefit of the Company and may in the future make future loans to or for the benefit of the Company. As of the date of this filing, the net amount of loans outstanding under the Travellers Facility was CDN$302,000, or approximately US$297,156 based on the noon exchange rate reported by the Bank of Canada on May 16, 2013.

Aside from the funds we require to pay our debts, we estimate that we must raise approximately $7 million over the next 12 months to fund capital requirements and general corporate expenses. We intend to seek to raise such capital through equity or debt financings, asset dispositions, joint ventures or option agreements (or any combination thereof). There can be no assurances that we will be able to raise any such capital. In the event we are unable to timely raise the amount of capital needed to satisfy the debt owing under the aforementioned deferral agreements, we will attempt to negotiate extensions of such agreements. Furthermore, if we are unable to raise sufficient funds to satisfy our debt obligations before a demand for payment by our creditors, and/or if we fail to obtain sufficient funds to satisfy our capital requirements and general corporate expenses, we will need to sell up to all of our property interests in China (assuming the existence of an interested buyer), refrain from financially contributing to the future operations of Sino-Top, or, as mentioned above, consummate bankruptcy proceedings. In the event of bankruptcy, our creditors would assert claims that could result in the total liquidation of the Company or, failing that, our creditors could acquire control of the Company and our existing stockholders could lose their entire investment.

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

We have identified below certain accounting policies that we believe are most important for the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our 2012 Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our senior management, including our principal executive financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive, financial and accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective as of the Evaluation Date. The material weaknesses in our disclosure control procedures are as follows:

  Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant financial accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting or consideration of certain transactions.

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

Changes in internal controls

Except as described above, there were no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our 2012 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2013, the Company borrowed funds under the Travellers Facility CDN$55,000 or approximately US$54,118 based on the noon exchange rate reported by the Bank of Canada on May 16, 2013. Such transactions were consummated in reliance on Section 4(a)(2) of the United States Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have defaulted under the terms of some or all of our convertible financing arrangements, as disclosed under the heading “Liquidity and Capital Resources” in our 2012 Form 10-K, which discussion is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. Exhibits

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

Dated: May 17, 2013

By: /s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer
(principal executive, financial and accounting officer)