Form 10-Q
period 2013-06-30
Silver Dragon Resources Inc.
filed 2013-08-14
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes    [X] No

As of August 12, 2013, there were 267,999,611 shares of common stock outstanding, par value $0.0001.

SILVER DRAGON RESOURCES INC.
INDEX TO FORM 10-Q
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2013
(EXPRESSED IN UNITED STATES FUNDS)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
Current assets
Cash	$27,438	$13,406
Other receivables (note 5)	138,347	224,700
Deferred costs-current	55,999	55,999
Prepaid expenses	4,866	30,141
Total current assets	226,650	324,246

Deferred costs	70,000	98,000
Plant and equipment, net (note 6)	260,897	335,108
Equity investment (note 7)	4,290,637	4,743,949

Total assets	$4,848,184	$5,501,303

LIABILITIES AND STOCKHOLDERS’ (Deficiency) EQUITY
Current liabilities
Bank indebtedness	$31,178	$-
Accounts payable	833,357	694,043
Accrued liabilities	853,337	586,402
Promissory note payable (note 8)	166,623	166,623
Convertible notes payable (note 9)	2,911,632	2,689,132
Related party payable (note 10)	287,392	189,046
Total liabilities	5,083,519	4,325,246

Capital stock (note 11)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.0001 par value, 300,000,000 shares authorized (2012 – 300,000,000), 267,999,611 shares issued and outstanding (2012 – 267,999,611 issued and outstanding)	26,915	26,915
Additional paid-in capital	46,569,009	46,569,009
Treasury (550,000 shares)	(209,000)	(209,000)
Deficit accumulated during the exploration stage	(46,677,563)	(45,289,466)
Accumulated comprehensive income	55,304	78,599
Stockholders’ (deficiency) equity	(235,335)	1,176,057

Total liabilities and stockholders’ (deficiency) equity	$4,848,184	$5,501,303

Going concern (note 2)
Commitments and contingencies (note 13)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six-month periods ended June 30, 2013 and 2012 and
Cumulative for the period from May 9, 1996 (date of inception) to June 30, 2013
(Unaudited)

					For the
					period from
	For the three-month periods		For the six-month periods		May 9, 1996
	ended		ended		(date of
					inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

Operating expenses
Exploration	$–	$–	$–	–	$7,174,048
General and administrative	565,547	455,923	799,567	962,577	30,379,785
Write-off of Mexican assets	–	–	–	–	3,242,039
Total operating expenses	565,547	455,923	799,567	962,577	40,795,872
Loss from operations	(565,547)	(455,923)	(799,567)	(962,577)	(40,795,872)
Other (expenses) income
Gain on disposal of plant and equipment (note 6)	14,769	-	14,769	-	14,769
Interest expense (note 9)	(124,994)	(628,142)	(149,987)	(1,472,980)	(3,095,253)
Interest income	-	3,829		14,816	85,553
Loss on settlement	-	-	-	-	(2,195,458)
Net loss on equity investment	(308,602)	(200,659)	(453,312)	(339,174)	(2,927,274)
Forgiveness of debt	–	–	–	–	38,871
Gain on sale of interest in subsidiary	–	–	–	–	1,816,733
Gain on sale of interest in mining property	–	–	–	–	1,143,371
Non-recurring items	–	–	–	–	(713,269)
Total other expenses	(418,827)	(824,972)	(588,530)	(1,797,338)	(5,831,957)
Loss before income taxes	(984,374)	(1,280,895)	(1,388,097)	(2,759,915)	(46,627,829)
Provision for income taxes	–	–	–	–	–
Net loss from continuing operations, after tax	(984,374)	(1,280,895)	(1,388,097)	(2,759,915)	(46,627,829)
Minority interest	–	–	–	–	253,021
Loss from discontinued operations (net of tax)	–	–	–	–	(302,755)
Net loss	(984,374)	(1,280,895)	(1,388,097)	(2,759,915)	(46,677,563)
Other comprehensive income (loss):
Foreign exchange gain (loss)	32,914	(13,237)	(23,295)	(28,998)	55,304
Comprehensive loss	$(951,460)	$(1,294,132)	$(1,411,392)	$(2,788,913)	$(46,622,259)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	267,999,611	189,853,373	267,999,611	204,173,930

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Stockholders’ (Deficiency) Equity
For the six-month period ended June 30, 2013 and year end December 31, 2012
(Unaudited)

	Common Stock		Additional	Deficit	Treasury	Accumulated	Total
	Number of Amount		Paid-in	Accumulated	Stock	Comprehensive	Stockholders'
	Shares	$	Capital	During the	$	Income	(Deficiency)
			$	Exploration		(Loss)	Equity
				Stage		$	$
				$
Balance, December 31, 2011	136,400,449	13,640	43,880,995	(40,050,281)	(209,000)	114,987	3,750,341

Shares issued for cash	700,0000	70	20,930				21,000
Shares issued for services	457,143	46	25,954				26,000
Shares issued on conversion of notes	130,442,019	13,159	1,574,634	-	-	-	1,587,793
Warrants issued for services	-	-	117,925	-	-	-	117,925
Beneficial conversion feature	-	-	948,571	-	-	-	948,571
Accumulated comprehensive loss	-	-	-	-	-	(36,388)	(36,388)
Net loss, 2012	-	-	-	(5,239,185)	-	-	(5,239,185)
Balance, December 31, 2012	267,999,611	26,915	46,569,009	(45,289,466)	(209,000)	78,599	1,176,057

Accumulated comprehensive loss	-	-	-	-	-	(23,295)	(23,295)
Net loss, 2013	-	-	-	(1,388,097)	-	-	(1,388,097)
Balance, June 30, 2013	267,999,611	26,915	46,569,009	(46,677,563)	(209,000)	55,304	(235,335)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2013 and 2012 and
Cumulative for the period from May 9, 1996 (date of inception) to June 30, 2013
(Unaudited)

			For the period
			from May 9, 1996 (date
	June 30,	June 30,	of inception) through
	2013	2012	June 30, 2013

Cash flows from operating activities
Net loss	$(1,388,097)	$(2,759,915)	$(46,677,563)
Net loss from discontinued operations	-	-	302,755
Net loss from continuing operations excluding minority interest	(1,388,097)	(2,759,915)	(46,374,808)
Adjustments for:
Depreciation	63,536	25,033	725,616
Gain on sale of investment	-	-	(1,143,371)
Gain on disposal of plant and equipment	(14,769)	-	(14,769)
Net loss from equity investment	453,312	339,174	2,927,274
Interest on convertible notes payable	100,000	152,562	245,060
Shares issued for services	-	26,000	8,590,071
Warrants and options issued for services	-	117,925	3,991,090
Amortization of beneficial conversion feature	-	949,200	2.337.940
Write-down of mineral rights	-	-	3,411,309
Write-down of assets	-	-	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivables	86,353	(18,816)	(145,202)
Deferred costs	28,000	28,709	363,825
Prepaid expenses	25,275	46,939	78,865
Accounts payable	139,314	69,953	2,470,530
Accrued liabilities	266,935	50,293	822,502
Other	-	-	778,688
Net cash used in operating activities	(240,141)	(972,943)	(22,326,131)
Cash flows from investing activities
Investments in mineral rights	-	-	(1,920,441)
Proceeds from sale of investment	-	-	1,164,020
Proceeds on disposal of plant and equipment	14,769	-	14,769
Additional contribution to Sino-Top	-	(775,015)	(5,281,795)
Acquisition of plant and equipment	10,675	(288,840)	(1,352,284)
Other	-	-	4,364,090
Net cash provided by (used in) investing activities	25,444	(1,063,855)	(3,011,641)
Cash flows from financing activities
Bank indebtedness	31,178	-	31,178
Proceeds from issuance of common stock and warrants	-	21,000	18,168,492
Share issuance costs	-	-	(206,686)
Related party loans payable	98,346	-	1,480,314
Repayments of related party payables	-	-	(722,813)
Minority interest	-	-	253,021
Promissory note payable	-	-	516,623
Write-down of promissory note payable	-	-	(350,000)
Issuance of convertible notes payable	122,500	1,985,329	6,154,854
Other	-	-	(59,609)
Net cash provided by financing activities	252,024	2,006,329	25,265,374
Effect of exchange rate on cash	(23,295)	(28,998)	99,836
Increase (decrease) in cash	14,032	(59,467)	27,438
Cash - beginning of period	13,406	114,568	-
Cash - end of period	$27,438	$55,101	$27,438

Supplemental cash flow information (note 12)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2013 and 2012
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

The accompanying interim condensed consolidated financial statements of the Company have been prepared following accounting principles generally accepted in the United States (“US GAAP”), and are expressed in United States funds. In the opinion of management, all adjustments necessary for a fair presentation have been included. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended December 31, 2012 filed in the Company’s Annual Report on Form 10-K/A.

2. Going Concern and Exploration Stage Activities

These interim condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.

At June 30, 2013, the Company had a working capital deficit of $4,856,869 (December 31, 2012 – $4,001,000), had not yet achieved profitable operations, incurred a net loss of $1,388,097 for the six-month period ended June 30, 2013 (2012 - $2,759,915), had accumulated losses of $46,677,563 since its inception, and expects to incur further losses in the development of its business. These factors cast doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations. Management believes that the Company will be able to obtain additional funds by equity or convertible debt financing; however, there is no assurance of additional funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company were unable to continue as a going concern.

3. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the period ended June 30, 2013, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

4. Financial Instruments

The carrying value of cash, other receivables, bank indebtedness, accounts payable, accrued liabilities, promissory note payable, convertible notes payable and related party payable approximated their fair value as of June 30, 2013 and December 31, 2012 due to their short-term nature.

Interest and Credit Risk

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from its financial instruments.

Currency Risk

While the reporting currency is the United States Dollar, $49,987 of consolidated expenses for the six-month period ended June 30, 2013 are denominated in Mexican Pesos; and $472,476 of consolidated expenses for the period ended June 30, 2013, are denominated in Canadian Dollars. As at June 30, 2013, $1,121,078 of the net monetary liabilities are denominated in Mexican

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

4. Financial Instruments, continued

Pesos; and $764,384 of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

5. Other Receivables

In May 2012, the Company entered into an agreement to sell its investment in Chifeng Silver Dragon & Technologies, Ltd. (“Chifeng”) for RMB7.4 million or $1,164,020. As at June 30, 2013, the proceeds of $64,625 remain outstanding.

As noted under note 14, Subsequent Events, the Company, as at June 30, 2013, had one installment outstanding from Tonaquint, Inc., a Utah Corporation (“Tonaquint”) in the amount of $60,000. The amount was received on August 2, 2013.

The balance in other receivables consists of sales tax receivable of $13,722.

6. Plant and Equipment, net

			June 30,	December 31,
		Accumulated	2013	2012
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$35,440	$5,119	$5,983
Office equipment	45,720	33,238	12,482	13,831
Leasehold improvements	367,938	124,642	243,296	315,294
	$454,217	$193,320	$260,897	$335,108

During the period, the Company disposed of certain leasehold improvements which had been fully depreciated, resulting in a gain of $14,769. The gain is disclosed in the interim condensed consolidated statements of operations and comprehensive loss under gain on disposal of plant and equipment.

7. Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China

The Company owns 40% of Sino-Top, whose assets mainly consist of six exploration properties.

June 30,
2013
Carrying value of investment at December 31, 2012	$4,743,949

40% share of net loss for the six-month period ended June 30, 2013	(453,312)
Carrying value of investment at June 30, 2012	$4,290,637

Share of loss for the six-month period ending June 30:
	2013	2012
Exploration expenses	$(113,140)	$(235,772)
General and administrative expenses	(340,172)	(103,402)
Share of loss for the period (at 40%)	$(453,312)	$(339,174)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

7. Equity Investment, continued

Summarized unaudited financial data of Sino Top for the six month period ended June 30:

	2013	2012
Revenue	$-	$-
Net loss	$(1,133,280)	$(1,775,363)
Current assets	$1,634,563	$1,661,003
Total assets	$2,282,591	$2,102,611
Current liabilities	$5,326,164	$5,797,359
Total liabilities	$5,326,134	$5,797,359

8. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 with a carried interest rate of 5% per month, unsecured, and no maturity date. During the six-month period ended June 30, 2013, the Company incurred interest of $49,987 (2012 - $49,987).

9. Convertible Notes Payable

Balance, December 31, 2012	$2,689,132
Issued during the six-month period ended June 30, 2013	220,000
Other charges	2,500
Converted during the six-month period ended June 30, 2013	-
Balance June 30, 2013	$2,911,632

As noted under note 14, Subsequent Events, the Company and Tonaquint entered into an amendment (the “Amendment”) resulting in an acceleration of payments of $120,000, receivable in two installments of $60,000, of which one installment was received on August 2, 2013. The accelerated payments would be in full satisfaction of the tenth Buyer Note and shall become a Conversion Eligible Tranche under the Note in the amount of $200,000. Included in the table above in connection with this Amendment, is an additional $222,500, representing the two installments, $100,000 in interest and $2,500 in legal fees.

10. Related Party Transactions and Balances

	June 30, 2013	December 31, 2012
Related party payable, non-interest bearing, due on demand and unsecured.	$287,392	$189,046

As at June 30, 2013, unpaid remuneration (management fees), in the amount of $322,851 (December 31, 2012-$138,000) to a company controlled by a director for his services as chief executive officer and to a director providing management services is included in accrued liabilities.

During the six-month period ended June 30, 2013, the Company incurred $195,507 (2012 - $151,920) in management fees paid to a company controlled by a director for his services as chief executive officer and to a director providing management services.

During the six-month period ended June 30, 2013, the Company incurred $44,947 (2012 - $10,288) in rent paid to a company controlled by a director. Included in prepaids is a rental deposit of $4,866 (2012 - $5,115).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

10. Related Party Transactions and Balances, continued

These transactions were in the normal course of operations and have been recorded at the exchange amounts which the parties believe to be fair value.

11. Capital Stock

Warrants

As at June 30, 2013, 13,503,000 warrants were outstanding, having an exercise price between $0.06 and $0.50 per share with an average remaining contractual life of 0.78 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2012	13,703,000	$0.36
Expired during the six-month period ended June 30, 2013	(200,000)	(0.50)
Balance, June 30, 2013	13,503,000	$0.36

As at June 30, 2013, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.06 - $0.50	13,503,000	.78 years	$0.36

12. Supplemental Cash Flow Information

			For the period from May 9,
Issuance of convertible notes payable	June 30,	June 30,	1996 (date of inception)
	2013	2012	through June 30, 2013
Issuance of convertible notes payable	$-	$260,000	$4,190,000
Cash advances	-	-	1,751,993
Interest accrued and other charges	102,500	158,075	372,869
Notes receivable	-	1,628,095	(3,770,595)
Cash repayments of on notes receivable	-	-	1,950,000
Deferred charges	-	(60,841)	(121,578)
	$102,500	$1,985,329	$4,372,689

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

13. Commitments and Contingencies

(a)

On December 19, 2011, the Company entered into a three-year lease agreement with a related party for office, which was amended during the first quarter to commence from June 1, 2012 and end on May 31, 2015. The future minimum commitment under the lease obligations for office premises are as follows:

2013	$30,217
2014	60,435
2015	15,109
$105,761

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

(b)	The Company has committed to provide capital contributions to cover expenses proportionate to its equity interest in Sino- Top.

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

(a)

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

In April 2013, the Company extended the Payoff Date from March 31, 2013 to June 30, 2013 and in July and August 2013, the Company extended the Payoff Date from June 30, 2013 to September 30, 2013.

The Company also previously announced that it had entered into letter agreements dated November 29, 2012 (the “Letter Agreements”) with lenders, Gel Properties, LLC, JMJ Financial, and Tonaquint, pursuant to which the lenders agreed, among other things, that if the Company paid an aggregate amount by a fixed time on March 31, 2013 (the “Payoff Date”), such payment would constitute payment in full of any and all obligations due and owing under the promissory notes owed to these lenders. Subsequently, the Company disclosed that, effective April 12, 2013, the Company and the lenders entered into a supplemental letter agreement, pursuant to which the lenders agreed to extend the Payoff Date to June 30, 2013.

On August 8, 2013, the Company and the lenders entered into a second supplemental letter agreement, pursuant to which the lenders agreed to extend the Payoff Date to September 30, 2013. In consideration for the extension to the payoff date the Company agrees to increase the outstanding balance of certain notes and other obligations to Tonaquint by $30,000, to JMJ Financial by $10,000 and to Gel Properties by $10. All other terms and conditions of the original Letter Agreements remain in full force and effect.

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

(b)

On June 3, 2013, the Company entered into an Amendment to the original Tonaquint agreements which consist of the note and warrant purchase agreement dated February 15, 2011 with Tonaquint, secured convertible promissory note of the Company in the principal amount or $2,766,500 (the “Tonaquint Note”), 10 secured notes of Tonaquint in favor of the Company (each, a “Buyer Note”) and a warrant to purchase common stock of the Company. Under the Amendment, Tonaquint agreed to accelerate payment of a portion of the amounts payable to the Company under the tenth Buyer Note. The aggregate amount Tonaquint agreed to accelerate was $120,000 (the “Payoff Amount”), which the parties agreed was satisfaction in full of the aggregate principal amount owing under the tenth Buyer Note of $200,000.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

14. Subsequent Events, continued

The Payoff Amount was payable in two installments. The first payment of $60,000 was paid upon execution of the Amendment of June 3, 2013. If the Company met all of the Second Payment Conditions at any time during the period beginning July 3, 2013 and continuing until November 30, 2013, Tonaquint would pay the second payment of $60,000. Although the Company did not yet meet all of the Second Payment Conditions, Tonaquint agreed to advance the second payment of $60,000 on August 2, 2013 and the Company has received such payment.

15. Segmented Information

As at June 30, 2013	Corporate	Mexico	China	Total

Equity investment	$-	$-	$4,290,637	$4,290,637
Total assets	$557,547	$-	$4,290,637	$4,848,184

Six-month period ended June 30, 2013	Corporate	Mexico	China	Total

Revenues	$-	$-	$-	$-
Depreciation	$(63,536)	$-	$-	$(63,536)
Loss before income tax	$(884,798)	$(49,987)	$(453,312)	$(1,388,097)

As at December 31, 2012	Corporate	Mexico	China	Total

Equity investment	$-	$-	$4,743,949	$4,743,949
Total assets	$757,354	$-	$4,743,949	$5,501,303

Six-month period ended June 30, 2012	Corporate	Mexico	China	Total

Revenues	$-	$-	$-	$-
Depreciation	$(25,033)	$-	$-	$(25,033)
Loss before income tax	$(2,236,498)	$(54,214)	$(469,203)	$(2,759,915)

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

On May 28, 2012, the Company entered into a definitive agreement to sell its 70% interest in Chifeng , which then owned the Erbahuo silver mine located on the boundary of Wengniute County and Keshiketeng County, Inner Mongolia. The Company sold such interest to Deng Zuoping, a private Chinese investor, for RMB 7.4 million or US$1,164,020, of which RMB1 million was to be paid within three business days after signing the agreement, RMB5 million was to be paid before July 15, 2012 and RMB1.4 million was to be paid by November 1, 2012. On June 1, 2012, an initial deposit of RMB1.0 million or $157,300 was received, of which $12,584 was contributed to Chifeng for expenses incurred until the date of the sale. Concurrently with such payment, we transferred to the purchaser title to our interest in Chifeng. Of the remaining payments, RMB5 million or $790,980 was paid to the Company during the fourth quarter of 2012, RMB300,000 or $48,057 was paid in the first quarter of 2013 and RMB300,000 or $48,994 was paid in the second quarter of 2013 and RMB400,000 or $67,440 remains outstanding as of August 12, 2013.

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

The tunneling project for the 2013 exploration season commenced in early March of this year. As of August 2, 2013, the following was completed:

  Tunneling and mine development in progress, with approximately 2,163.62m tunneling (incl. 1,356.22m adit, 225.1m ventilation shaft and 582.3m cutting), and 2,937.12m³ mine development (tunnel expansion and consolidation) completed current year to date.
  Drilling in progress, with 358m surface drilling and 1,025m in-pit drilling completed current year to date.
  The mining license application in progress.
  Land acquired for mill and tailings pond construction. Infrastructure (on-site lab, dormitory and equipment housing) construction in progress. Procurement of mining equipment planned.

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
  Drilling in progress, with 1,050m drilling (5 holes) completed current year to date.

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
  Land acquisition negotiations with the local government underway in preparation for planned exploration work.

Relocation and Reincorporation

  Sino-Top has been relocated to Keshiketeng County, Inner Mongolia and the registration process for changing the place of incorporation to Keshiketeng will be completed by year-end 2013.

No assurance can be provided that the foregoing plans and objectives will be achieved.

The board of Sino-Top also established the 2013 capital budget at its May 2013 meeting. All amounts stated in US dollars in this discussion have been converted based on the noon exchange rate reported by the Bank of Canada on May 16, 2013. The total 2013 capital budget was set at RMB97,430,000 ($15,846,875), of which G&A expenses are RMB5,030,000 ($818,124), project costs are RMB89,600,000 ($14,573,335) and exploration expenses are RMB2,800,000 ($455,417). Given Sino-Top’s available cash balance at the beginning of 2013 of RMB7, 393,800 ($1,202,593), the capital requirements for the 2013 program are RMB90,000,000 ($14,638,394). Our joint venture partner is expected to contribute 55.56%, or RMB50,000,000 ($8,132,441), and the Company is expected to contribute 44.44%, or RMB40,000,000 ($6,505,953). The funds of RMB90,000,000 ($14,638,394) were expected to be contributed in four installments, with the first payment of RMB10,000,000 ($1,626,488) expected to be made before May 31, 2013, the second payment of RMB20,000,000 ($3,252,976) expected to be made before June 30, 2013, the third payment of RMB30,000,000 ($4,879,465) expected to me made before September 30, 2013, and the fourth payment of RMB 30,000,000 ($4,879,465) expected to be made before December 31, 2013. The Company has not made the above contributions and as discussed below, we do not currently have sufficient funds to satisfy such capital obligations (see “Liquidity and Capital Resources” for a further discussion). Our interest in Sino-Top may be diluted if we are unable to satisfy these capital obligations.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net sales were $nil for both of the six month periods ended June 30, 2013 and June 30, 2012, as there was no production at any of the properties.

The net loss for the six-month period ended June 30, 2013 was $1,388,097 compared to $2,759,915 for the same period in the prior year. The decrease is primarily due to reduced interest expense on the convertible notes payable.

The general and administrative expenses decreased from $962,577 for the six month period ended June 30, 2012 to $799,567 for the six month period ended June 30, 2013, primarily the result of a reduction in stock-based compensation expense as a result of no warrants being issued during the current period.

Total other expenses decreased significantly for the six months ended June 30, 2013 by $1,208,808 compared to the same period in the prior period, primarily due to reduced interest expense on the convertible notes payable, offset by an increase in the loss on the equity investment of $114,138.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net sales were $nil for both of the three month periods ended June 30, 2013 and June 30, 2012, as there was no production at any of the properties.

The net loss for the three-month period ended June 30, 2013 was $984,374 compared to $1,280,895 for the same period in the prior year, a decrease of $296,521. The decrease in the current period is primarily due to reduced interest expense on the convertible notes payable.

The general and administrative expenses increased by $109,624 from $455,923 in the prior period to $565,547 in the current period, primarily due to increased costs at the Company’s China office and increased professional fees.

Total other expenses were reduced by $406,145 from $824,972 in the prior period to $418,827 in the current period, primarily due to reduced interest expense on the convertible notes payable, offset by an increase in the loss on equity investment of $107,943. In addition, during the three months ended June 30, 2013, the Company disposed of certain leasehold improvements which had been fully depreciated, resulting in a gain of $14,769.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for the exploration and acquisition of mining exploration properties and corporate and administrative costs. At June 30, 2013, we had a working capital deficit of $4,856,869 (December 31, 2012-$4,001,000) and cash of $27,438 (December 31, 2012-$13,406). During the six months ended June 30, we spent $240,141 on operating activities. Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our continuation as a going concern is uncertain and dependent on successfully achieving future profitable operations and obtaining additional sources of financing to sustain our operations.

As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”), we are currently subject to deferral agreements with our four lenders. Such deferral agreements generally provide that, if we are able to pay an aggregate of $2,951,642 to the lenders by September 30, 2013, such payments will constitute payment in full of any and all obligations due and owing under our outstanding promissory notes owed to these lenders.

We are also party to a loan facility (the “Travellers Facility”) with Travellers International Inc., an Ontario corporation (“Travellers”), a company controlled by the Company’s President, Chief Executive Officer and Principal Financial and Accounting Officer, Marc Hazout. Under the Travellers Facility, Travellers has made certain historical loans to or for the benefit of the Company and may in the future make future loans to or for the benefit of the Company. As of the date of this filing, the net amount of loans outstanding under the Travellers Facility was CDN$311,000, or approximately US$302,043 based on the noon exchange rate reported by the Bank of Canada on August 12, 2013.

Aside from the funds we require to pay our debts, we estimate that we must raise approximately $7 million over the next 12 months to fund capital requirements and general corporate expenses. We intend to seek to raise such capital through equity or debt financings, asset dispositions, joint ventures or option agreements (or any combination thereof). There can be no assurances that we will be able to raise any such capital. In the event we are unable to timely raise the amount of capital needed to satisfy the debt owing under the aforementioned deferral agreements, we will attempt to negotiate extensions of such agreements. Furthermore, if we are unable to raise sufficient funds to satisfy our debt obligations before a demand for payment by our creditors, and/or if we fail to obtain sufficient funds to satisfy our capital requirements and general corporate expenses, we will need to sell all of our property interests in China (assuming the existence of an interested buyer), refrain from financially contributing to the future operations of Sino-Top, or, as mentioned above, consummate bankruptcy proceedings. In the event of bankruptcy, our creditors would assert claims that could result in the total liquidation of the Company or, failing that, our creditors could acquire control of the Company and our existing stockholders could lose their entire investment.

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

Investments in unproven properties and major exploration projects are not amortized until proven reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the capitalized cost of the property will be added to the costs to be amortized. We presently have no proven reserves. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses whether the carrying values can be recovered. If the carrying values exceed estimated recoverable values, then the costs are written-down to fair values with the write-down expensed in the period.

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

Changes in internal controls

Except as described above, there were no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A. LEGAL PROCEEDINGS

None

ITEM 1B. RISK FACTORS

There have been no material changes to the risk factors set forth in our 2012 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

During the quarter ended June 30, 2013, the Company borrowed funds under the Travellers Facility in the amount of CDN$59,000 or approximately US$57,301 based on the noon exchange rate reported by the Bank of Canada on August 12, 2013. Such transactions were consummated in reliance on Section 4(a)(2) of the United States Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have defaulted under the terms of some or all of our convertible financing arrangements, as disclosed under the heading “Liquidity and Capital Resources” in our 2012 Form 10-K, which discussion is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

No applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

No.	Description of exhibit
1.1	Entry into a Material Definitive Agreement (incorporated by reference to Exhibit 1.01 to Form 8-K filed with the SEC on March 6, 2013).
2.1	Entry into a Material Definitive Agreement (incorporated by reference to Exhibit 1.01 to Form 8-K filed with the SEC on April 18, 2013).
3.1	Entry into a Material Definitive Agreement (incorporated by reference to Exhibit 1.01 to Form 8-K filed with the SEC on April 30, 2013).
4.1	Entry into a Material Definitive Agreement (incorporated by reference to Exhibit 1.01 to Form 8-K filed with the SEC on June 7, 2013).
5.1	Entry into a Material Definitive Agreement (incorporated by reference to Exhibit 1.01 to Form 8-K filed with the SEC on July 17, 2013).
6.1	Entry into a Material Definitive Agreement (incorporated by reference to Exhibit 1.01 to Form 8-K filed with the SEC on August 8, 2013).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Dated: August 14, 2013	By: /s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer
(principal executive, financial and accounting officer)