Form 10-Q
period 2013-09-30
Silver Dragon Resources Inc.
filed 2013-12-02
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

[  ] Yes    [X] No

As of November 28, 2013, there were 267,999,611 shares of common stock outstanding, par value $0.0001.

SILVER DRAGON RESOURCES INC.
INDEX TO FORM 10-Q
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2013
(EXPRESSED IN UNITED STATES FUNDS)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012

ASSETS
Current assets
Cash	$22,536	$13,406
Other receivables (note 5)	45,371	224,700
Deferred costs-current	55,999	55,999
Prepaid expenses	4,965	30,141
Total current assets	128,871	324,246

Deferred costs	56,000	98,000
Plant and equipment, net (note 6)	229,095	335,108
Equity investment (note 7)	3,976,721	4,743,949

Total assets	$4,390,687	$5,501,303

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
Current liabilities
Accounts payable	$758,726	$694,043
Accrued liabilities	952,008	586,402
Promissory note payable (note 8)	166,623	166,623
Convertible notes payable (note 9)	3,096,838	2,689,132
Related party payable (note 10)	350,973	189,046
Total liabilities	5,325,168	4,325,246

Capital stock (note 11)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.0001 par value, 300,000,000 shares authorized (2012 – 300,000,000), 267,999,611 shares issued and outstanding (2012 – 267,999,611 issued and outstanding)	26,915	26,915
Additional paid-in capital	46,569,009	46,569,009
Treasury (550,000 shares)	(209,000)	(209,000)
Deficit accumulated during the exploration stage	(47,402,231)	(45,289,466)
Accumulated comprehensive income	80,826	78,599
Stockholders’ (deficiency) equity	(934,481)	1,176,057

Total liabilities and stockholders’ (deficiency) equity	$4,390,687	$5,501,303

Going concern (note 2)
Commitments and contingencies (note 13)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine-month periods ended September 30, 2013 and 2012 and
Cumulative for the period from May 9, 1996 (date of inception) to September 30, 2013
(Unaudited)

					For the
					period from
	For the three-month periods		For the nine-month periods		May 9, 1996
	ended		ended		(date of
					inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Operating expenses
Exploration	$-	$-	$-	-	$7,174,048
General and administrative	135,672	357,826	935,239	1,320,403	30,515,457
Write-off of Mexican assets	-	-	-	-	3,242,039
Total operating expenses	135,672	357,826	935,239	1,320,403	40,931,544
Loss from operations	(135,672)	(357,826)	(935,239)	(1,320,403)	(40,931,544)
Other (expenses) income
Gain on disposal of plant and equipment (note 6)	-	-	14,769	-	14,769
Interest expense (note 9)	(210,200)	(450,104)	(360,187)	(1,923,084)	(3,305,453)
Interest income	-	-		-	85,553
Loss on settlement	-	-	-	-	(2,195,458)
Net loss on equity investment	(313,916)	(423,513)	(767,228)	(762,687)	(3,241,190)
Forgiveness of debt	-	-	-	-	38,871
Gain on sale of interest in subsidiary	-	-	-	-	1,816,733
(Loss) gain on sale of interest in mining property (note 5)	(64,880)	1,143,371	(64,880)	1,143,371	1,078,491
Non-recurring items	-	-	-	-	(713,269)
Total other expenses	(588,996)	269,754	(1,177,526)	(1,542,400)	(6,420,953)
Loss before income taxes	(724,668)	(88,072)	(2,112,765)	(2,862,803)	(47,352,497)
Provision for income taxes	-	-	-	-	-
Net loss from continuing operations, after tax	(724,668)	(88,072)	(2,112,765)	(2,862,803)	(47,352,497)
Minority interest	-	-	-	-	253,021
Loss from discontinued operations (net of tax)	-	-	-	-	(302,755)
Net loss	(724,668)	(88,072)	(2,112,765)	(2,862,803)	(47,402,231)
Other comprehensive income (loss):
Foreign exchange (loss) gain	(3,107)	(19,694)	2,227	(48,692)	80,826
Comprehensive loss	$(727,775)	$(107,766)	$(2,110,538)	$(2,911,495)	$(47,321,405)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	267,999,611	252,084,781	267,999,611	197,752,074

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Stockholders’ (Deficiency) Equity
For the nine-month period ended September 30, 2013 and year end December 31, 2012
(Unaudited)

	Common Stock		Additional	Deficit	Treasury	Accumulated	Total
	Number of Amount		Paid-in	Accumulated	Stock	Comprehensive	Stockholders'
	Shares	$	Capital	During the	$	Income	(Deficiency)
			$	Exploration		(Loss)	Equity
				Stage		$	$
				$
Balance, December 31, 2011	136,400,449	13,640	43,880,995	(40,050,281)	(209,000)	114,987	3,750,341

Shares issued for cash	700,0000	70	20,930	-	-	-	21,000
Shares issued for services	457,143	46	25,954	-	-	-	26,000
Shares issued on conversion of notes	130,442,019	13,159	1,574,634	-	-	-	1,587,793
Warrants issued for services	-	-	117,925	-	-	-	117,925
Beneficial conversion feature	-	-	948,571	-	-	-	948,571
Accumulated comprehensive loss	-	-	-	-	-	(36,388)	(36,388)
Net loss, 2012	-	-	-	(5,239,185)	-	-	(5,239,185)
Balance, December 31, 2012	267,999,611	26,915	46,569,009	(45,289,466)	(209,000)	78,599	1,176,057

Accumulated comprehensive loss	-	-	-	-	-	2,227	2,227
Net loss, 2013	-	-	-	(2,112,765)	-	-	(2,112,765)
Balance, September 30, 2013	267,999,611	26,915	46,569,009	(47,402,231)	(209,000)	80,826	(934,481)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2013 and 2012 and
Cumulative for the period from May 9, 1996 (date of inception) to June 30, 2013
(Unaudited)

			For the period
			from May 9, 1996 (date
	September 30,	September 30,	of inception) through
	2013	2012	September 30, 2013

Cash flows from operating activities
Net loss	$(2,112,765)	$(2,862,803)	$(47,402,231)
Net loss from discontinued operations	-	-	302,755
Net loss from continuing operations excluding minority interest	(2,112,765)	(2,862,803)	(47,099,476)
Adjustments for:
Depreciation	95,338	39,603	757,418
Amortization of deferred costs	42,000	52,584	377,825
Loss (gain) on sale of interest in mining property	64,880	(1,143,371)	(1,078,491)
Gain on disposal of plant and equipment	(14,769)	-	(14,769)
Net loss from equity investment	767,228	762,687	3,241,190
Interest on convertible notes payable	285,206	181,262	430,266
Shares issued for services	-	26,000	8,590,071
Warrants and options issued for services	-	117,925	3,991,090
Amortization of beneficial conversion feature	-	1,726,449	2,337,940
Write-down of mineral rights	-	-	3,411,309
Write-down of assets	-	-	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivables	179,329	(1,000,197)	(52,226)
Prepaid expenses	25,176	94,256	78,766
Accounts payable	64,683	149,367	2,395,899
Accrued liabilities	365,606	74,498	921,173
Other	-	-	778,688
Net cash used in operating activities	(238,088)	(1,781,740)	(22,324,078)
Cash flows from investing activities
Investments in mineral rights	-	-	(1,920,441)
Proceeds from sale of investment	(64,880)	1,164,020	1,099,140
Proceeds on disposal of plant and equipment	14,769	-	14,769
Additional contribution to Sino-Top	-	(799,500)	(5,281,795)
Acquisition of plant and equipment	10,675	(383,342)	(1,352,284)
Other	-	-	4,364,090
Net cash used in investing activities	(39,436)	(18,822)	(3,076,521)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	21,000	18,168,492
Share issuance costs	-	-	(206,686)
Related party loans payable	161,927	20,448	1,543,895
Repayments of related party payables	-	-	(722,813)
Minority interest	-	-	253,021
Promissory note payable	-	-	516,623
Write-down of promissory note payable	-	-	(350,000)
Issuance of convertible notes payable	122,500	1,809,328	6,154,854
Other	-	-	(59,609)
Net cash provided by financing activities	284,427	1,850,776	25,297,777
Effect of exchange rate on cash	2,227	(48,692)	125,358
Increase in cash	9,130	1,522	22,536
Cash - beginning of period	13,406	114,568	-
Cash - end of period	$22,536	$116,090	$22,536

Supplemental cash flow information (note 12)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2013 and 2012
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

At September 30, 2013, the Company had a working capital deficit of $5,196,297 (December 31, 2012 – $4,001,000), had not yet achieved profitable operations, incurred a net loss of $2,112,765 for the nine-month period ended September 30, 2013 (2012 - $2,862,803), had accumulated losses of $47,402,231 since its inception, and expects to incur further losses in the development of its business. These factors cast doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations. Management believes that the Company will be able to obtain additional funds by equity or convertible debt financing; however, there is no assurance of additional funding being available or available on acceptable terms. Realization values may be substantially different from carrying values as shown. These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company were unable to continue as a going concern.

3. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the period ended September 30, 2013, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

4. Financial Instruments

The carrying value of cash, other receivables, accounts payable, accrued liabilities, promissory note payable, convertible notes payable and related party payable approximated their fair value as of September 30, 2013 and December 31, 2012, due to their short-term nature.

Interest and Credit Risk

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from its financial instruments.

Currency Risk

While the reporting currency is the United States Dollar, $74,981 of consolidated expenses for the nine-month period ended September 30, 2013 are denominated in Mexican Pesos; and $644,833 of consolidated expenses for the period ended September 30, 2013, are denominated in Canadian Dollars. As at September 30, 2013, $1,117,443 of the net monetary liabilities are denominated in Mexican

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

4. Financial Instruments, continued

Pesos; and $536,392 of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

5. Other Receivables

In May 2012, the Company entered into an agreement to sell its investment in Chifeng Silver Dragon & Technologies, Ltd. (“Chifeng”) for RMB7.4 million or $1,164,020. As at September 30, 2013, proceeds of $31,945 remain outstanding.

During the nine months ended September 30, 2013, the Company was charged RMB400,000 or $64,880 for additional expenses relating to this sale, which is disclosed in the interim condensed consolidated statements of operations and comprehensive loss under (loss) gain on sale of interest in mining property.

The balance in other receivables consists of sales tax receivable of $13,426.

6. Plant and Equipment, net

			September 30,	December 31,
		Accumulated	2013	2012
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$35,889	$4,670	$5,983
Office equipment	45,720	33,930	11,790	13,831
Leasehold improvements	367,938	155,303	212,635	315,294
	$454,217	$225,122	$229,095	$335,108

During the nine-month period ended September 30, 2013, the Company disposed of certain leasehold improvements which had been fully depreciated, resulting in a gain of $14,769. The gain is disclosed in the interim condensed consolidated statements of operations and comprehensive loss under gain on disposal of plant and equipment.

7. Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China (“Sino-Top”)

The Company owns 40% of Sino-Top, whose assets mainly consist of six exploration properties.

September 30,
2013
Carrying value of investment at December 31, 2012	$4,743,949

40% share of net loss for the nine-month period ended September 30, 2013	767,228
Carrying value of investment at September 30, 2013	$3,976,721

Share of loss for the nine-month periods ended September 30:

	2013	2012
Exploration expenses	$(582,867)	$(624,287)
General and administrative expenses	(184,361)	(138,400)
Share of loss for the period (at 40%)	$(767,228)	$(762,687)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

7. Equity Investment, continued

Summarized unaudited financial data of Sino Top for the nine-month periods ended September 30:

	2013	2012
Revenue	$-	$-
Net loss	$(1,918,070)	$(1,906,719)
Current assets	$1,306,535	$2,671,638
Total assets	$2,011,955	$3,091,822
Current liabilities	$5,898,497	$6,413,003
Total liabilities	$5,898,497	$6,413,003

8. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 with a carried interest rate of 5% per month, unsecured, and no maturity date. During the nine-month period ended September 30, 2013, the Company incurred interest of $74,981 (2012 - $74,980).

9. Convertible Notes Payable

Balance, December 31, 2012	$2,689,132
Issued during the nine-month period ended September 30, 2013	122,500
Other charges	285,206
Converted during the nine-month period ended September 30, 2013	-
Balance September 30, 2013	$3,096,838

(a)

In November and December, 2012, the Company entered into letters of agreement with the holders of all of the convertible notes, pursuant to which the Company agreed to pay $2,689,132 (the “Payoff Amount”) on or before March 31, 2013 (the “Payoff Date”), such payment would constitute payment in full of any and all obligations due and owing under the convertible notes and certain other agreements between the parties (collectively, the “Transaction Documents”).

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

On July 10, 2013 and August 8, 2013, the Company and the lenders entered into second supplemental letter agreements, pursuant to which the lenders agreed to extend the Payoff Date to September 30, 2013. In consideration for the extension to the payoff date, the Company agreed to increase the outstanding balance of certain notes and other obligations to Tonaquint, Inc. (“Tonaquint”) by $30,000, to JMJ Financial (“JMJ”) by $10,000, to Gel Properties, LLC (“Gel”) by $10 and to Asher Enterprises (“Asher”) by $10. All other terms and conditions of the original Letter Agreements remain in full force and effect.

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

(b)

On June 3, 2013, the Company entered into an Amendment to the original Tonaquint agreements which consist of the note and warrant purchase agreement dated February 15, 2011 with Tonaquint, secured convertible promissory note of the Company in the principal amount or $2,766,500 (the “Tonaquint Note”), 10 secured notes of Tonaquint in favor of the Company (each, a “Buyer Note”) and a warrant to purchase common stock of the Company. Under the Amendment, Tonaquint agreed to accelerate payment of a portion of the amounts payable to the Company under the tenth Buyer Note. The aggregate amount Tonaquint agreed to accelerate was $120,000 (the “Payoff Amount”), which the parties agreed was satisfaction in full of the aggregate principal amount owing under the tenth Buyer Note of $220,000.

The Payoff Amount was payable in two installments. The first payment of $60,000 was paid upon execution of the Amendment of June 3, 2013. If the Company met all of the Second Payment Conditions at any time during the period beginning July 3, 2013 and continuing until November 30, 2013, Tonaquint would pay the second payment of $60,000. Although the Company had not yet met all of the Second Payment Conditions, Tonaquint agreed to advance the second payment of $60,000 on August 2, 2013 and the Company received such payment.

As noted under note 14, Subsequent Events, subsequent to September 30, 2013, the Company was able to obtain extensions on the Payoff Date from September 30, 2013 to March 31, 2014, from the four lenders.

10. Related Party Transactions and Balances

	September 30, 2013	December 31, 2012
Related party payable, non-interest bearing, due on demand and unsecured.	$350,973	$189,046

As at September 30, 2013, unpaid remuneration (management fees), in the amount of $381,000 (December 31, 2012 - $138,000) to a company controlled by a director for his services as chief executive officer and to a director providing management services is included in accrued liabilities.

During the nine-month period ended September 30, 2013, the Company incurred $297,000 (2012 - $297,000) in management fees paid to a company controlled by a director for his services as chief executive officer and to a director providing management services.

During the nine-month period ended September 30, 2013, the Company incurred $54,947 (2012 - $20,460) in rent paid to a company controlled by a director. Included in prepaids is a rental deposit of $4,965 (2012 - $5,200).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

10. Related Party Transactions and Balances, continued

These transactions were in the normal course of operations and have been recorded at the exchange amounts which the parties believe to be fair value.

11. Capital Stock

Warrants

As at September 30, 2013, 13,003,000 warrants were outstanding, having an exercise price between $0.06 and $0.50 per share with an average remaining contractual life of 0.55 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2012	13,703,000	$0.36
Expired during the nine-month period ended September 30, 2013	(700,000)	(0.29)
Balance, September 30, 2013	13,003,000	$0.37

As at September 30, 2013, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.06 - $0.50	13,003,000	.55 years	$0.37

12. Supplemental Cash Flow Information

			For the period from May 9,
Issuance of convertible notes payable	September 30,	September 30,	1996 (date of inception)
	2013	2012	through September 30, 2013
Issuance of convertible notes payable	$122,500	$28,708	$5,037,500
Cash advances	-	135,000	1,794,493
Interest accrued	285,206	181,262	611,528
Notes receivable	-	14,788	(4,952,500)
Cash repayments on notes receivable	-	1,510,000	2,392,143
Deferred charges	-	120,832	807,869
Settlement of notes payable and receivable	-	-	894,087
	$407,706	$1,990,590	$6,585,120

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

13. Commitments and Contingencies

(a)

On December 19, 2011, the Company entered into a three-year lease agreement with a related party for office space, which was amended during the first quarter of 2012 to commence from June 1, 2012 and end on May 31, 2015. The future minimum commitment under the lease obligations for office premises is as follows:

2013	$16,727
2014	66,907
2015	27,878
$111,512

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

(b)	The Company has committed to provide capital contributions to cover expenses proportionate to its equity interest in Sino-Top.

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

14. Subsequent Events

On November 8, 2013, the Company entered into third supplemental letter agreements with each of Gel, JMJ and Asher, pursuant to which each of Gel, JMJ and Asher agreed to extend the Payoff Date for the convertible notes owed to these lenders from September 30, 2013 to March 31, 2014. And, on November 13, 2013, the Company and Tonaquint entered into a third supplemental letter agreement, pursuant to which Tonaquint agreed to extend the Payoff Date for the convertible notes from September 30, 2013 to December 31, 2013. All other terms and conditions of the original Letter Agreements remain in full force and effect.

On November 27, 2013, the Company and Tonaquint entered into a fourth supplemental letter agreement, pursuant to which Tonaquint agreed that, if the Company pays Tonaquint $2,500,000 by a fixed time on March 31, 2014, such payment would constitute payment in full of any and all obligations due and owing to Tonaquint pursuant to certain convertible notes issued by the Company to Tonquint and certain other agreements between the parties. All other terms and conditions of the original Letter Agreement remains in full force and effect.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2013 and 2012
(Unaudited)

15. Segmented Information

As at September 30, 2013	Corporate	Mexico	China	Total

Equity investment	$-	$-	$3,976,721	$3,976,721
Total assets	$413,966	$-	$3,976,721	$4,390,687

Nine-month period ended September 30, 2013	Corporate	Mexico	China	Total

Revenues	$-	$-	$-	$-
Depreciation	$(95,338)	$-	$-	$(95,338)
Loss before income tax	$(1,270,556)	$(74,981)	$(767,228)	$(2,112,765)

As at December 31, 2012	Corporate	Mexico	China	Total

Equity investment	$-	$-	$4,743,949	$4,743,949
Total assets	$757,354	$-	$4,743,949	$5,501,303

Nine-month period ended September 30, 2012	Corporate	Mexico	China	Total

Revenues	$-	$-	$-	$-
Depreciation	$(39,603)	$-	$-	$(39,603)
Loss before income tax	$(2,020,895)	$(79,221)	$(762,687)	$(2,862,803)

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

On May 28, 2012, the Company entered into a definitive agreement to sell its 70% interest in Chifeng , which then owned the Erbahuo silver mine located on the boundary of Wengniute County and Keshiketeng County, Inner Mongolia. The Company sold such interest to Deng Zuoping, a private Chinese investor, for RMB 7.4 million or US$1,164,020, of which RMB1 million was to be paid within three business days after signing the agreement, RMB5 million was to be paid before July 15, 2012 and RMB1.4 million was to be paid by November 1, 2012. On June 1, 2012, an initial deposit of RMB1.0 million or $157,300 was received, of which $12,584 was contributed to Chifeng for expenses incurred until the date of the sale. Concurrently with such payment, we transferred to the purchaser title to our interest in Chifeng. Of the remaining payments, RMB5 million or $790,980 was paid to the Company during the fourth quarter of 2012, RMB300,000 or $48,057 was paid in the first quarter of 2013, RMB300,000 or $48,994 was paid in the second quarter of 2013 and RMB200,000 or $32,680 was paid in the third quarter of 2013. In the third quarter of 2013, RMB400,000 or $64,880 was added to the costs in connection with the Chifeng sale and RMB200,000 or $32,840 remains outstanding as of November 28, 2013.

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
  Mineralized body II is the most important polymetallic body within mineralization zone II. It is of 320°~340°strike with dips to NE with 70°~75°dip angle. On the surface (1,500m elevation), mineralized body II is 300m long and its widest part is 6m at trench TC26-2. At 1,426m level adit (PD1), it is 330m long; at 1,384m level adit, it is 290m long; and at 1,350m level adit, it reaches 550m long. All transverse drifts at each three level tunnels hit mineralized body II, with the widths ranging from 0.5m to 17.4m. Within mineralized body II, massive vein forms and disseminated galena are common.
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

In February 2013, a metallurgic test on the Dadi property was completed by Beijing Longxing Shengxuan Technology Investment Co., Ltd., as was commissioned by Inner Mongolia Guangda Mining, Ltd., a wholly owned subsidiary of Sino-Top.

The tunneling project for the 2013 exploration season commenced in early March of this year. As of November 28, 2013, the following was completed:

  Tunneling and mine development in progress, with approximately 2696.02m tunneling (incl. 1854.42m adit, 225.1m ventilation shaft and 616.5m cutting), and 3,362.22m³ mine development (tunnel expansion and consolidation) completed current year to date.
  Drilling in progress, with 358m surface drilling and 2,700m in-pit drilling completed current year to date.

The mining license application is in progress, currently in the environmental appraisal stage

  Preparations underway, including platform and road construction, for sinking a shaft.

2013 Program and Capital Budget

At a meeting of the Sino-Top board on May 9, 2013, the 2013 exploration and work program was established, as follows:

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
  Drilling in progress, with 3,000 drilling (12 holes) completed current year to date.
  450m long Cu-Tin-Ag mineralization zone identified.

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
  617m drilling (3 holes) completed current year to date. One hole intercepted 2.5m thick Pb-Zn-Ag-Cu mineralization.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net sales were $nil for both of the nine month periods ended September 30, 2013 and September 30, 2012, as there was no production at any of the properties.

The net loss for the nine-month period ended September 30, 2013 was $2,112,765 compared to $2,862,803 for the same period in the prior year. The decrease is primarily due to reduced interest expense on the convertible notes payable of $1,562,897, offset by the change in the gain on sale of the Company’s interest in the Erbahuo property of $1,143,371 in the prior period to a loss of $64,880 in the current period and through an ongoing effort to reduce administrative costs.

The general and administrative expenses decreased from $1,320,403 for the nine month period ended September 30, 2012 to $935,239 for the nine month period ended September 30, 2013, primarily the result of a reduction in stock-based compensation expense of $177,398 as a result of no warrants or stock options being issued during the current period and through an ongoing effort to reduce administrative costs.

Total other expenses decreased significantly for the nine month period ended September 30, 2013 by $364,874 compared to the same period in the prior year, primarily due to reduced interest expense on the convertible notes payable of $1,562,897, offset by the change in the gain on sale of the Company’s interest in the Erbahuo property of $1,143,371 in the prior period to a loss of $64,880 in the current period.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net sales were $nil for both of the three month periods ended September 30, 2013 and September 30, 2012, as there was no production at any of the properties.

The net loss for the three-month period ended September 30, 2013 was $724,668 compared to $(88,072) for the same period in the prior year, an increase of $812,740. The increase in the current period is primarily due to the change in the gain on sale of the Company’s interest in the Erbahuo property, as noted above, offset by lower interest expense on the convertible notes payable of $239,904, a lower net loss on equity investment of $109,597 and through an ongoing effort to reduce administrative expenses.

The general and administrative expenses reduced by $222,154 from $357,826 in the prior period to $135,672 in the current period, primarily due to a reduction in professional fees, management fees and payroll related expenditures and through an ongoing effort to reduce overall administrative costs.

Total other expenses increased by $858,750 from $(269,754) in the prior period to $588,996 in the current period, primarily due to the change in the gain on sale of the Company’s interest in the Erbahuo property of $1,143,371 in the prior period to a loss of $64,880 in the current period, offset by lower interest expense on the convertible notes payable of $239,904 and a lower net loss on equity investment of $109,597.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for the exploration and acquisition of mining exploration properties and corporate and administrative costs. At September 30, 2013, we had a working capital deficit of $5,196,297 (December 31, 2012-$4,001,000) and cash of $22,536 (December 31, 2012-$13,406). During the nine months ended September 30, we spent $238,088 on operating activities. Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our continuation as a going concern is uncertain and dependent upon our ability to obtain the necessary financing to sustain operations and repay liabilities when they become due, and in the long-run upon achieving future profitable operations.

As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”), we are currently subject to deferral agreements with our four lenders. Such deferral agreements generally provided that, if we were able to pay an aggregate of $3,096,838 to the lenders by September 30, 2013, such payments would constitute payment in full of any and all obligations due and owing under our outstanding promissory notes owed to these lenders. In November of 2013, the Company was able to obtain extensions of the Payoff Date from the lenders from September 30, 2013 to March 31, 2014 for Gel Properties, LLC, JMJ Financial, LLC, Asher Enterprises and Tonaquint, Inc.

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

We are also party to a loan facility (the “Travellers Facility”) with Travellers International Inc., an Ontario corporation (“Travellers”), a company controlled by the Company’s President, Chief Executive Officer and Principal Financial and Accounting Officer, Marc Hazout. Under the Travellers Facility, Travellers has made certain historical loans to or for the benefit of the Company and may in the future make future loans to or for the benefit of the Company. As of the date of this filing, the net amount of loans outstanding under the Travellers Facility was CDN$371,000, or approximately US$350,224 based on the noon exchange rate reported by the Bank of Canada on November 28, 2013.

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

Changes in internal controls

Except as described above, there were no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A. LEGAL PROCEEDINGS

None

ITEM 1B. RISK FACTORS

There have been no material changes to the risk factors set forth in our 2012 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

During the quarter ended September 30, 2013, the Company borrowed funds under the Travellers Facility in the amount of CDN$59,500 or approximately US$56,168 based on the noon exchange rate reported by the Bank of Canada on November 28, 2013. Such transactions were consummated in reliance on Section 4(a)(2) of the United States Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have defaulted under the terms of some or all of our convertible financing arrangements, as disclosed under the heading “Liquidity and Capital Resources” in our 2012 Form 10-K, which discussion is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

No applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

No.	Description of exhibit
1.1	Entry into a Material Definitive Agreement (incorporated by reference to Exhibit 1.01 to Form 8-K filed with the SEC on March 6, 2013).
2.1	Entry into a Material Definitive Agreement (incorporated by reference to Exhibit 1.01 to Form 8-K filed with the SEC on April 18, 2013).
3.1	Entry into a Material Definitive Agreement (incorporated by reference to Exhibit 1.01 to Form 8-K filed with the SEC on April 30, 2013).
4.1	Entry into a Material Definitive Agreement (incorporated by reference to Exhibit 1.01 to Form 8-K filed with the SEC on June 7, 2013).
5.1	Entry into a Material Definitive Agreement (incorporated by reference to Exhibit 1.01 to Form 8-K filed with the SEC on July 17, 2013).
6.1	Entry into a Material Definitive Agreement (incorporated by reference to Exhibit 1.01 to Form 8-K filed with the SEC on August 8, 2013).
7.1	Entry into a Material Definitive Agreement (incorporated by reference to Exhibit 1.01 to Form 8-K filed with the SEC on November 29, 2013).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Dated: November 29, 2013	By: /s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer
(principal executive, financial and accounting officer)