Form 10-K
period 2013-12-31
Silver Dragon Resources Inc.
filed 2014-03-31
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes [   ]                 No [x]

As of June 30, 2013, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was not greater than $2,679,996, based upon the closing sale price on that date of the common stock as reported by Yahoo! Finance, which reports the share price as an amount rounded to the nearest whole cent. As of March 31, 2014, there were 267,999,611 shares of the registrant’s common stock outstanding, par value $0.0001.

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

     The Company’s property interests are located in China, and the Company’s corporate headquarters are located in Canada. From time to time, the Company, the companies in which it has equity interests, and/or third parties with which they have contracted have found it necessary or advisable to prepare reports regarding such property interests in accordance with the laws and regulations of other jurisdictions, including National Instrument 43-101 (“NI 43-101”) in Canada and the laws and regulations of China. Certain of these reports, such as the preliminary feasibility study for the Company’s Dadi Silver Polymetallic project located in Inner Mongolia, China, are referenced in this report (collectively, the “Non-US Reports”). Such Non-US Reports have not been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”), including Industry Guide 7. The standards for identification of “reserves” in certain jurisdictions, including Canada, differ from those of the SEC, and any “reserves” reported in the Non-US Reports do not constitute reserves under applicable SEC rules and regulations. In addition, the standards for disclosure of mineralization in certain jurisdictions, including Canada, permit the disclosure of certain types of mineralization that do not qualify as “reserves”. Investors are cautioned that units of mineralization disclosed under such standards have not been determined to have economic or legal viability. In addition, there may be uncertainty as to the existence of such mineralization. Further, while the laws and regulations of certain jurisdictions permit or require the disclosure of economic projections contained in preliminary economic assessments and preliminary feasibility studies involving mineral properties without defined “reserves”, the staff of the SEC does not generally permit U.S. companies to include such preliminary economic projections in their filings with the SEC. Accordingly, the Non-US Reports (notwithstanding any reference thereto contained in this Form 10-K) are not incorporated into this Form 10-K, and readers are cautioned not to assume that any part of the mineral deposits discussed in the Non-US Reports will ever be converted to reserves. Investors are also cautioned that the information contained in each of the Non-US Reports was prepared as of the date stated in such Non-U.S. Report. Any reference to a Non-US Report contained herein should not be considered to update any forward-looking statement contained in such Non-US Report.

EXCHANGE RATES

The Company’s functional currency is the U.S. dollar. The Company also uses the Chinese Yuan and Canadian dollars and converts to the U.S. dollar and states conversion rates where applicable.

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

The following organizational chart sets forth (i) our wholly and partially owned direct and indirect subsidiaries, (ii) certain properties in which we have an interest:

Our interest in Sanhe Sino-Top Resources and Technologies Ltd. (“Sino-Top”) may be diluted and we may be subject to bankruptcy, insolvency and/or dissolution. See the disclosures below and “Risk Factors”.

Business Overview

We are engaged in the acquisition and exploration of silver and other mineral properties. We are an exploration stage company, have no known reserves and have never generated any revenues from our operations. No assurances can be given that we will ever have any known reserves or generate any such revenues.

We are a mineral exploration company focused on the exploration of six properties located in the Erbahuo Silver District in Northern China (Inner Mongolia), namely, the Dadi, Laopandao, Aobaotugounao, Shididonggou, Yuanlinzi and Zhuanxinhu properties (collectively, the “Sino-Top Properties”), in which we have a 40% indirect interest by virtue of our equity holdings in Sanhe Sino-Top Resources and Technologies, Ltd. (“Sino-Top’’). Our equity holdings in Sino-Top may be diluted. See below.

Sino-Top Joint Venture

On March 16, 2006, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) pursuant to which we originally acquired a 60% interest in Sino-Top from Sino Silver Corp. (“Sino Silver”). Sino-Top is operated as a joint venture under a joint venture agreement dated January 20, 2005 originally between Sino Silver and certain other parties, as amended on each of March 16, 2006, October 31, 2006, July 4, 2008, March 20, 2009, July 3, 2009, December 12, 2009 and September 13, 2011, and currently between the Company, Gansu Shengda Group Ltd. (Shengda), a private Chinese conglomerate (“Shengda”), and five individual persons (as so amended, the “Joint Venture Agreement”). Pursuant to the Asset Purchase Agreement, we acquired all of Sino Silver’s interest in Sino-Top and became a party to the Joint Venture Agreement. Sino-Top holds certain exploration and mining rights to certain properties in the Erbahuo Silver District in Northern China. The total purchase price under the Asset Purchase Agreement was $650,000 plus 4,000,000 shares of our restricted Common Stock, all of which has been delivered to Sino Silver.

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

Status of Sino-Top Joint Venture Funding

The Sino-Top board met on May 9, 2013 and passed resolutions regarding corporate operation plans, the budget and the funding schedule for 2013. The 2013 funding gap is Renminbi (“RMB”)90,000,000 or $14,490,000. In accordance with the investment ratio of 5:4, Shengda should contribute RMB50,000,000 or $8,050,000 and Silver Dragon should contribute RMB40,000,000 or $6,440,000. The funding gap shall be filled in four installments, with the first payment of RMB10,000,000 or $1,610,000 to be made before May 31, 2013, the second payment of RMB20,000,000 or $3,220,000 before June 30, 2013, the third payment of RMB30,000,000 or $4,830,000 before September 30, 2013 and the fourth payment of RMB 30,000,000 of $4,830,000 before December 31, 2013. To date, Shengda has contributed RMB19,655,600 or $3,164,552 for part of their contribution (of which RMB12,355,600 or $1,989,252 was contributed before December 31, 2013). The Company’s required contributions totaling RMB40,000,000 or $6,440,000 were to be contributed as follows: RMB4,440,000 or $716,840 before May 31, RMB8,890,000 or $1,431,290 before June 30, RMB13,330,000 or $2,146,130 before September 30, and RMB13,340,000 or $2,147,740 before December 31, 2013. The Company has not been able to make any of these contributions. All amounts based on the noon exchange rate reported by the Bank of Canada on March 28, 2014.

At the recent Sino-Top board of directors meeting held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 is RMB171,000,000 or $27,531,000 and the Company's contribution is RMB76,000,000 or $12,236,000. The Company's investment in Sino-Top will be diluted to 20% if it does not make a contribution of RMB50,000,000 or $8,050,000 by April 8, 2014 and a further contribution of RMB26,000,000 or $4,186,000 by June 15, 2014, with no further contributions. These are cumulative amounts and include past contributions which were not made by the Company.

Potential Transaction with Investor

In 2013, the Company began to engage in discussions with an investor based in China, Man Kwan Fong, regarding a potential transaction that, if completed, would have involved the investor making a secured loan to the Company and taking over control of the management and board of directors of the Company. On November 29 and December 31, 2013, the Company received advances totaling $1,069,279 from the investor; however, the parties have not resolved definitive agreements, nor has the investor funded the remaining amounts required to complete the initial closing. Due to funding delays by the investor and changes in the investor’s offer, the Company’s board of directors has determined not to proceed with the contemplated transaction. The Company is seeking to resolve the treatment of the initial $1,069,279 with the investor, and may be required to return such funds, with or without interest, to the investor.

Sale of Interest in Chifeng

As previously disclosed, on May 28, 2012, the Company entered into a definitive agreement to sell its 70% interest in Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng”), which then owned the Erbahuo silver mine located on the boundary of Wengniute County and Keshiketeng County, Inner Mongolia. The Company sold such interest to Deng Zuoping, a private Chinese investor, for RMB 7.4 million or US$1,164,020, of which RMB1 million was to be paid within three business days after signing the agreement, RMB5 million was to be paid before July 15, 2012 and RMB1.4 million was to be paid by November 1, 2012. On June 1, 2012, an initial deposit of RMB1.0 million or $157,300 was received, of which $12,584 was contributed to Chifeng for expenses incurred until the date of the sale. Concurrently with such payment, we transferred to the purchaser title to our interest in Chifeng. Of the remaining payments, RMB5 million or $790,980 was paid to the Company during the fourth quarter of 2012. During 2013, RMB900,000 or $146,141 was paid. In addition, in the third quarter of 2013, RMB400,000 or $64,880 was added to the costs in connection with the Chifeng sale. As at December 31, 2013, RMB100,000 or $16,520 remained outstanding. This balance was received on January 3, 2014.

Strategic Evaluation

Our management and board of directors are assessing recent developments, our financial position and related risks, and evaluating our alternatives. These alternatives may include dissolution or bankruptcy. See “Risk Factors”.

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

Employees

As of March 31, 2014, the Company had no employees. The services of our Chief Executive Officer and other personnel are provided on a consulting basis.

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

Risks relating to our Business

We have inadequate capital to pay our debts and to fund our business as currently planned, and we therefore face a risk of bankruptcy and/or loss of our assets.

As of December 31, 2013, we had a cash balance of $226,937 and current debt obligations in the amount of $5,961,246. We do not have sufficient funds to satisfy our current debt obligations. Should our creditors seek or demand payment, we do not have the resources to pay or satisfy any such claims. Thus, we face a risk of bankruptcy.

As discussed in Item 1, we received advances totaling $1,069,279 from an investor in contemplation of a secured loan and change of control transaction that has not closed. This amount is included within our current debt obligations. Due to funding delays by the investor and changes in the investor’s offer, the Company's board of directors has determined not to proceed with the contemplated transaction. The Company is seeking to resolve the treatment of the advance with the investor; however, no assurance can be provided as to the resolution of this matter. The Company may be required to return the advances to the investor, with or without interest, and may incur additional costs and expenses with respect to this matter.

In addition to having insufficient cash to pay our debts, we have no funds to support any business operations. We have been unable to satisfy our commitment to fund 44.44% of owners’ contributions to the Sino-Top joint venture, and our funding of an aggregate of RMB40,000,000 or $6,440,000 to Sino-Top is overdue. There is a significant risk that our inability to fund Sino-Top will result in a dilution of our 40% equity ownership in Sino-Top.

At the recent Sino-Top board of directors meeting held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 is RMB171,000,000 or $27,531,000 and the Company's contribution is RMB76,000,000 or $12,236,000. The Company's investment in Sino-Top will be diluted to 20% if it does not make a contribution of RMB50,000,000 or $8,050,000 by April 8, 2014 and a further contribution of RMB26,000,000 or $4,186,000 by June 15, 2014, with no further contributions. These are cumulative amounts and include past contributions which were not made by the Company.

To pay our debts and to fund any future operations, we require significant new funds, which we may not be able to obtain. In addition to the funds we require to liquidate our $5,961,246 in current debt obligations, and the funds we require to satisfy our RMB76,000,000 or $12,236,000 required contributions to Sino-Top, we estimate that we must raise approximately $1,200,000 to fund capital requirements and general corporate expenses for the next 12 months.

We have historically satisfied our working capital requirements through the private issuances of equity securities and convertible notes. We may continue to seek additional funds through such channels and from collaboration and other arrangements with corporate partners. However, we may not be able to obtain adequate funds when needed or funding that is on terms acceptable to us. Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•	investors’ perception of, and demand for, securities of Chinese-based mining exploration companies;
•	economic, political and other conditions in China;
•	conditions of the U.S. and other capital markets in which we may seek to raise funds;
•	our future results of operations, financial condition and cash flows;
•	the terms of our existing indebtedness;
•	regulatory restrictions;
•	the limited liquidity of our common stock; and
•	the limited number of shares of common stock we have authorized and unissued.

If we fail to obtain sufficient funds to satisfy our debt obligations before a valid demand for payment by our creditors, and/or if we fail to obtain sufficient funds to satisfy our capital requirements and general corporate expenses, we will need to sell certain or all of our property interests in China (assuming the existence of an interested buyer and our ability to do so under applicable regulations), refrain from financially contributing to the future operations of Sino-Top, or, as mentioned above, go into bankruptcy proceedings. In the event of bankruptcy, our creditors would assert claims that could result in the total liquidation of the Company or, failing that, our creditors could acquire control of the Company and our existing stockholders could lose their entire investment.

Dilution of our interest in Sino-Top and the loss of other assets and operations may result in our company being deemed an investment company, which may require us to limit our activities and dissolve our company.

Operational difficulties and our inability to obtain adequate funding in recent years has resulted in our interests in certain assets being lost or diluted and our staff being reduced. Our principal asset is currently our 40% equity interest in Sino-Top, and if we are unable to satisfy capital contributions to Sino-Top we anticipate being diluted to a 20% equity interest in Sino-Top. Dilution or loss of our assets may result in the SEC or other parties alleging that we are, or we may otherwise be deemed, an investment company that is required to register under the Investment Company Act of 1940, as amended, and analogous state laws. Registration under such Act would be a significant financial and operational burden and is unlikely to be feasible for our company. If we were deemed an investment company and we failed to register under such Act, we would be subject to significant legal restrictions, including being prohibited from engaging in the following activities, except where incidental to our dissolution: offering or selling any security or any interest in a security; purchasing, redeeming, retiring or otherwise acquiring any security or any interest in a security; controlling an investment company that engages in any of these activities; engaging in any business in interstate commerce; or controlling any company that is engaged in any business in interstate commerce. In addition, certain or all of our contracts might not be enforceable and civil and criminal actions could be brought against us and related persons. Our management and board of directors are assessing this risk and evaluating our alternatives. As a result of this risk, we may be required to significantly limit our business activities and dissolve.

Our breaches of covenants under our convertible financing arrangements may have material adverse effects.

As of December 31, 2013, but for the forbearance agreements between us and four lenders under our convertible financing arrangements, we would have been in breach or default under the covenants for some or all of our convertible financing arrangements. Our forbearance agreements with such lenders, in the aggregate, provide that if we pay such lenders $3,319,114 on or before June 30, 2014, such payments will constitute payment in full of any and all obligations due and owing under our outstanding promissory notes owed to these lenders. However, we do not have the funds necessary to make such payments, and there can be no assurances that we will be able to make any or all of such payments prior to such deadline. Upon the expiration of the forbearance agreements, if we are unable to pay such amounts or extend such agreements, we may therefore be in default under such financing arrangements. Depending upon the financing arrangement, a default may mean that the lender is entitled to default interest, acceleration of amounts due and/or other special rights, to impose additional penalties against us, and/or to refrain from taking certain actions such as advancing additional funds to us or converting existing indebtedness into equity. Such breaches or defaults may therefore increase the size of our indebtedness, increase our costs, increase the amount of funding that we will require, accelerate our funding needs, prevent us from raising additional funds from the affected lenders and prevent such lenders from converting existing indebtedness into equity. We have not paid default interest in connection with the repayment of any notes. There may be a risk that a lender claims default interest on notes previously paid. Defaults may also make it more difficult for us for us to raise funding from other sources, and cause cross-defaults under other obligations. Defaults may result in litigation, bankruptcy, loss of assets or our ceasing operations altogether. Such defaults may also affect our stock price, which would increase the dilution resulting from any conversion of those convertible notes that convert at a discount to market. There can be no assurance that we will be successful in eliminating such defaults, paying our debts when due or negotiating other satisfactory arrangements with our lenders.

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

All of our current property interests are held through a partially owned subsidiary, and we may enter into similar corporate or contractual structures in the future. As a result of holding all of our property interests through such vehicles, there are limits to our control with regard to the management, operations, compliance and strategic direction of the ventures. For example, joint ventures and partially owned subsidiaries can often require unanimous approval of the owners for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, dividends, amendments of constating documents, and the pledge of assets. In particular, under our Joint Venture Agreement governing Sino-Top, we occupy only two of the five seats on the board and accordingly, have limited ability to influence the venture. In addition, we have no protection against dilution of our present interest in Sino-Top. As such, as discussed above our interest in Sino-Top will be diluted to 20% if we cannot meet the contribution requirements established at the Sino-Top board of directors meeting held on March 29, 2014, with no further contributions.

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

As of the date of this filing, the Company had no employees. The services of our Chief Executive Officer and other personnel are provided by consultants on contract. This reduced level of staffing is primarily a result of the Company’s limited financial resources. Our limited staffing may adversely affect our ability to fulfill our SEC reporting and other legal requirements, including improvements to our disclosure controls and procedures and our internal control over financial reporting, and to execute our planned business activities, including the raising of necessary capital. Limitations on staffing may require us to restrict our planned business activities. It also increases our reliance upon the efforts of Marc Hazout, our President and principal financial and accounting officer, who is serving as our principal executive, financial and accounting officer as of the date of this filing and provides his services under a consulting agreement. Any loss of contracted individuals, including any loss of Mr. Hazout’s services, could have a material adverse effect on the Company.

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

We have concluded that neither our disclosure controls and procedures nor our internal control over financial reporting was effective as of December 31, 2013. Failure to improve them could lead to errors in our financial statements and could adversely affect the Company.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose the requisite information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of disclosure controls and procedures and internal control over financial reporting. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a15 (e) and 15d15(e) under the Exchange Act) and our internal control over financial reporting, each as of December 31, 2013. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures and our internal controls over financial reporting were not effective. If we fail to improve our disclosure controls and procedures and internal control over financial reporting, we may not be able to produce reliable financial reports and investors may lose confidence in us, either of which could harm our business and negatively impact the trading price of our Common Stock.

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

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of $2,907,682 and $5,239,185 for the fiscal years ended December 31, 2013 and 2012 respectively. We have accumulated losses since inception of $48,197,148. We anticipate that losses will continue until such time as revenue from operations is sufficient to offset our operating costs, which may never occur. If we are unable to generate our revenues and to increase them sufficiently to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

On September 17, 2012, the SEC announced the temporary suspension, pursuant to Section 12(k) of the Exchange Act, of trading in the securities of the Company, commencing at 9:30 a.m. EDT on September 17, 2012, and terminating at 11:59 p.m. EDT on September 28, 2012. The Commission temporarily suspended trading in the securities of the Company because of questions regarding the adequacy and accuracy of information about the Company, including its assets, business operations, current financial condition and/or issuances of shares in company stock. Although the Company subsequently amended and updated its SEC disclosures, no assurance can be provided that the Company’s disclosures will be considered adequate by the SEC or that the SEC or other regulators will not take further legal or regulatory actions against the Company if they are not satisfied with the Company’s disclosures or its compliance with other legal requirements.

Following this type of trading suspension, a broker-dealer generally may not solicit investors to buy or sell the previously-suspended over-the-counter stock until certain requirements are met. A broker-dealer must file and clear with the Financial Industry Regulatory Authority, Inc. (“FINRA”) a Form 211 representing that it has satisfied all applicable requirements, including those of Rule 15c2-11 and FINRA Rule 6432. Rule 15c2-11 requires, among other things, that broker-dealers review and maintain certain information regarding an issuer and have a reasonable basis under the circumstances for believing that the information is accurate in all material respects and the sources of the information are reliable. FINRA has not yet approved a Form 211 with respect to our common stock. Accordingly, broker-dealers generally may not solicit investors to buy or sell our stock. No assurance can be provided that a Form 211 will be filed and approved by FINRA or that our stock will again be eligible for solicitations by broker-dealers.

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

We have 300,000,000 shares of Common Stock authorized for issuance pursuant to our certificate of incorporation. As of March 31, 2014, there were 267,999,611 shares of Common Stock outstanding, leaving 32,000,389 shares of Common Stock available for issuance, significantly less than the number of shares of Common Stock into which our outstanding convertible promissory notes payable and other rights to acquire Common Stock would have been convertible without taking into account the Company’s deferral agreements with its lenders, and may again become convertible if we are unable to pay the convertible notes under such agreements. This deficiency violates the terms of several of our financing arrangements. Our lenders may take actions against us, including demanding payment in cash or seeking other remedies, subject to the aforementioned deferral agreements. For a further discussion regarding these matters, see “Item 7 -Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The market for our Common Stock is highly volatile, having ranged in the last twelve months from a low of $0.0000 to a high of $0.02 on the OTC. The trading price of our Common Stock on the OTC is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our Common Stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

As a public company, we are subject to complex legal and accounting requirements that will require us to incur significant expenses and expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements increases the cost of compliance and also increases the risk that we will fail to comply. We failed to satisfy the reporting requirements applicable to our Form 10-K for the fiscal year ended December 31, 2011 and for the quarters ended March 31, 2012 and June 30, 2012, which necessitated the filing of amendments thereto, and we either filed late or failed to file a number of other reports with the SEC during 2012 and 2013 that were required to have been filed. Failure to comply with these reporting requirements can have numerous adverse consequences including, but not limited to, governmental or private actions against us, an inability to file required periodic reports on a timely basis and loss of market confidence. We cannot assure you that we will be able to comply with all of these requirements going forward, that we will not be subjected to governmental action or sanctions as a result of failure to comply or that the cost of compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

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

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We have in the past been, and may in the future be, the target of similar litigation. Securities litigation will result in substantial costs and liabilities and will divert management’s attention and resources.

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

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

Introduction

We currently have an interest in the following six silver poly-metallic exploration properties in the Erbahuo Silver District located in Inner Mongolia, China: Dadi; Laopandao; Aobaotugounao; Shididonggou; Yuanlinzi; and Zhuanxinhu. The nature and extent of our interest in such properties is discussed above under the heading “Item 1 – Description of Business”. Only two of such properties are material to us at the current date: Dadi and Laopandao.We no longer consider Aobaotugounao to be material as a result of Sino-Top having determined not to further invest in Aobaotugounao during 2013. The following table briefly summarizes certain details relating to these properties.

Dadi Silver-Polymetallic Project

The Dadi silver-polymetallic property (“Dadi” or the “Dadi Property”) is owned by Sino-Top, in which the Company owns a 40% equity interest. As discussed above, this interest may be diluted to 20%.

The Dadi Property is without known reserves, and the 2014 exploration program will include mill and tailings pond construction.

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

Two explosive magazines were newly built in 2011. Gravel and dirt roads have been constructed on the property and are in good condition. Equipment on the property includes air compressors, cinder scrapers, jack drills, generators, all purchased in 2011. A total of over 10,000 meters of tunneling have been completed. The total cost incurred to date by Sino-Top on the exploration of Dadi is RMB39 million. The anticipated aggregate future cost to bring Dadi into production is RMB76 million. This includes further exploration and the development of infrastructure to develop an operating mine to extract underground minerals. The funds are expected to be contributed by the joint venture partners. The source of power is the state grid. Water is transported from local supply by tankers, but four water wells on the property are currently under construction.

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

Mining Claims

The Dadi Property comprises one exploration license, T15120090602031788, which covers 1,248 hectares. The license was granted on August 2, 2013 and is valid until June 30, 2015. The exploration license is under the name of Inner Mongolia Guangda Mining, Ltd. (a wholly owned subsidiary of Sino-Top). The license grants the right to detailed exploration over an area of 12.48 square kilometers in Keshiketeng County, Inner Mongolia. The registrant of the license must file annual geological reports with the local land and resources administration at year end. Prior to expiration of the license, which is usually valid for two years, the registrant can apply for license renewal, which requires relevant materials to be presented in order to show that the stage of exploration work on the property is further advanced. Stages of exploration work advance from reconnaissance, general exploration, detailed exploration and prospecting. If the registrant cannot fully complete the necessary exploration work on the property due to geological conditions, the registrant has one opportunity to apply for the license renewal at the same stage of exploration. The application materials for renewal presented to the Land and Resources Department include property location map, exploration license, opinions from the local government, exploration work design/contracts, qualification certificates of contractors, source of project funds, annual exploration reports reviewed/approved by the local land and resources administration and financial reports. While management expects that the license will be renewed following application, there can be no assurance thereof.

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

In 2005, Sino-Top acquired Dadi and commenced work in 2006. Over the next eight years, extensive surface and underground exploration was carried out.

Over the past eight years, as discussed below, exploration on the Dadi Property has included geological mapping at various scale, soil geochemistry, trenching, geophysics, diamond drilling, extensive underground exploration on two levels.

An extensive underground tunnel system has been constructed and a drilling, trenching & tunneling program is well underway with a total of 7,174 meters of surface trenching 19,113 meters of diamond drilling, and 10,071 meters of underground exploration and infrastructure tunneling completed to date.

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

2013 Operations

Exploration and mine development were conducted in 2013 in preparation for mining and ore processing. Surface and underground exploration was conducted in 2013 to further probe the extensions of mineralization in mineralization zones I, II and IV, with 3,071.62m tunneling (incl. 2,120.92m adit, 225.1m ventilation shaft, 637.3m cutting and 88.3m winze), and 3,823.74m³ mine development (tunnel expansion and consolidation) completed. In addition, a shaft above the main mining tunnel was commenced and progressed to approximately 18 meters, and an inclined shaft inside adit No. IV progressed to 88.3 meters. Also 359.25m surface drilling and 4,122.1m in-pit drilling were completed in 2013.

In preparation for mill construction, 120,000 square meters (approximately 30 acres) of land was acquired for the sites of the mill and tailings pond.

Mining license application is in progress, currently in the stage of environmental appraisal (including water resource utilization review). The management expects to obtain the mining license by the end of the year.

Exploration Plans for 2014

The 2014 exploration plans at Dadi will include: mill and tailings pond construction; core drilling, trenching and tunneling program; metallurgical study of the minerals; and additional sample testing and assaying.

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

An explosives magazine was newly built in 2011. Gravel and dirt roads have been constructed on the property and are in good condition. A total of 2,800 meters of tunneling have been completed. The total cost incurred to date by Sino-Top on exploration of Laopandao is RMB19.2 million. The source of power is on-site diesel generators. Water is transported from local water supply to the project by tankers.

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

2013

No exploration work was conducted in 2013. Mining license application is in progress, currently in the stage of mining area delimitation. The management expects to obtain the mining license by the end of the year.

Exploration Plans for 2014

The 2014 exploration plans at Laopandao will include: core drilling, trenching and tunneling program; metallurgical study of the minerals; and additional sample testing and assaying.

Other Exploration Properties

The following properties, which have no known reserves and are exploratory in nature, began exploration during 2013.

•	Yuanlinzi Beishan

Located in Keshiketeng County, Inner Mongolia, China the property is 5,120 hectares (12,652 acres).

Identified commodities are silver and tin. The Company has a 40% interest in this property through its Sino-Top joint venture. As discussed above, this interest may be diluted to 20%.

The exploration license is held by HIC for the benefit of Sino-Top. It grants the right to detailed exploration over an area of 38.1 square kilometers in Keshiketeng County, Inner Mongolia. The validity period is from June 30, 2013 to June 30, 2015.

Surface exploration was conducted in 2013 to verify the existence of mineralization in the geophysical and geochemical anomalies, with 1,000m³trenching work completed, including three trenches (TC250-1, TC190-1 and TC31). Ordinary chemical analysis was conducted on 21 samples. The total cost incurred by Sino-Top on the exploration of Yuanlinzi in 2013 was RMB192,000.

•	Shididonggou

Located in Keshiketeng County, Inner Mongolia, China the property is 311 hectares (768 acres).

Identified commodities are silver lead and zinc. The Company has a 40% interest in this property through its Sino-top joint venture. As discussed above, this interest may be diluted to 20%. Sino-Top owns the exploration rights for this property.

The exploration license is under the name of Sino-Top. It grants the right to detailed exploration over an area of 3.11 square kilometers in Keshiketeng County, Inner Mongolia. The validity period is from April 4, 2012 to April 3, 2014. The license renewal application has been submitted to the local government for review and approval.

Surface exploration was conducted in 2013 to probe the extensions of mineralization, with 617m drilling (3 holes) and 594 m³trenching completed. Ordinary chemical analysis was conducted on 103 samples, and mineralogical analysis on 2 samples. Drill hole ZK3501 hit two layers of Pb-Zn-Ag-Cu mineralization with a total thickness of 2.5m. Drill hole ZK2502 also hit mineralization. The controlled mineralization zone II-1 has an average thickness of 2 – 3 meters and a maximum along-hole depth of 218 meters. The total cost incurred by Sino-Top on the exploration of Shididonggou in 2013 was RMB632,000.

•	Zhuanxinhu

Located in Keshiketeng County, Inner Mongolia, China the property is 624 hectares (1,542 acres).

Identified commodities are silver and copper. The Company has a 40% interest in this property through its Sino- top joint venture. As discussed above, this interest may be diluted to 20%. Sino-Top owns the exploration rights for this property.

The exploration license is under the name of Sino-Top. It grants the right to detailed exploration over an area of 6.24 square kilometers in Keshiketeng County, Inner Mongolia. The validity period is from April 4, 2012 to April 3, 2014. The license renewal application has been submitted to the local government for review and approval.

Surface exploration was conducted in 2013 to probe the extensions of mineralization, with 3,022m drilling (12 holes) and 377m³trenching completed. Ordinary chemical analysis was conducted on 449 samples, and mineralogical analysis on 10 samples. The controlled mineralization zone No. I has a length of 650 meters and an along-hole depth of 300 – 400 meters. The total cost incurred by Sino-Top on the exploration of Zhuanxinhu in 2013 was RMB2.4 million.

Aobaotugounao

In addition, Sino-Top owns the Aobaotugounao silver-polymetallic property. This property was previously considered material to us, but is no longer considered material because Sino-Top determined in 2013 not to fund further exploration during 2013. The Aobaotugounao Property is exploratory in nature and without known reserves.

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

In 2012, the Exploration Unit of North China Geological Exploration Bureau completed exploration projects on the property. The main tasks of the exploration were to operate advanced geological mapping of the whole property area and to detect mineralization zones I and II in northern property by trenching and drilling with 100m × 100m exploratory grid in order to obtain 333 degree resources of silver, lead and zinc.

Completed exploration projects in 2012

The exploration projects completed in 2012 include 14 drill holes and one surface trenching. The exploration work was focused on Ag-Pb-Zn mineralization zone no. I (particularly ore zone [1]) , which was discovered by geophysical and geochemical detection, surface trenches, and 4 drill holes in 2011. The following table (Table 1) shows detailed exploration items of 2012. As a result, a total of 12 Ag-Pb-Zn ore zones and mineralized bodies were identified in the Property.

Table of Exploration work completed in 2012

no.	Exploration work		Completed work
	Item	Unit
1	1:2000 geological and topographic mapping	km2	2.0
2	Measurement of exploration lines	km	9.6
3	Drilling (14 drill holes)	m	5695.25
4	Trenching	m3	78
5	Sample assaying	piece	423
6	Petrologic study on samples	piece	4
7	engineering measurement	point	42

Item 3. Legal proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for common equity and other shareholder matters

Our Common Stock is quoted on the Over-the-Counter Grey market (“OTC”) under the symbol “SDRG.” On March 26, 2014, the last reported sale of our Common Stock as reported on the OTC was $0.008 per share. Our Common Stock commenced trading on the OTC on January 1, 2001, and trading has been limited since then; there can be no assurance that a viable and active trading market will develop. There can be no assurance that even if a market were developed for our shares, there will be a sufficient market so that holders of Common Stock will be able to sell their shares, or with respect to any price at which holders may be able to sell their shares. Future trading prices of our Common Stock will depend on many factors, including, among others, our operating results and the market for similar securities.

The following table shows the quarterly high and low trade prices for one share of our Common Stock on the OTC. The prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	Sales Price on the
	Over-The-Counter ($)
	High	Low
Fiscal Year Ended December 31, 2013
First Quarter	0.000	0.0000
Second Quarter	0.01	0.0000
Third Quarter	0.02	0.0000
Fourth Quarter	0. 01	0.0000

Fiscal Year Ended December 31, 2012
First Quarter	0.10	0.04
Second Quarter	0.046	0.0044
Third Quarter	0.012	0.0028
Fourth Quarter	0.011	0.0001

Holders

As of March 31, 2014, there were 394 shareholders of record of our Common Stock.

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

Sales of Unregistered Securities during 2013

We did not issue any equity securities during 2013.

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

Plans for the Year 2014

Our management and board of directors are assessing recent developments, our financial position and related risks, and evaluating our alternatives. These alternatives may include dissolution or bankruptcy. See “Risk Factors”.

Subject to the foregoing, with respect to operations, Sino-Top’s primary plan is to obtain a mineral mining right and processing license at Dadi and Laopandao. In January 2013 Sino-Top obtained a mining area delimitation approval for Dadi issued by the Land & Resources Department of Inner Mongolia. The validity period of the mining area delimitation is one year from January 14, 2013, within which period the company must fulfill all the other mining license application requirements, including plans or reports for mineral development, water preservation, environmental assessment, and land restoration, and applying for and receiving a mining right. The mining license application requirements were fulfilled in 2013 and submitted to receive a mining right license. In addition, Dadi, plans include mill and tailings pond construction; continue the core drilling, trenching and tunneling program; conduct a metallurgical study of the minerals; and perform additional sample testing and assaying. At Laopandao, while not yet finalized or approved by the board of Sino-Top, plans are to find a buyer and sell the property once a mining right license is obtained. There is no assurance that a buyer may be found or that a mining right license may be obtained.

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

Results of Operations for the Years Ended December 31, 2013 and 2012

Net sales were $nil for both of the years ended December 31, 2013 and December 31, 2012, as there was no production at any of the properties.

The net loss for the year ended December 31, 2013 was $2,907,682, significantly lower that the net loss of $5,239,185 in the prior year, primarily due to reduced interest expense on the convertible notes payable, the absence of a loss on settlement, and a lower net loss on our equity investments, offset by the absence of the gain on sale of interest in mining property of $1,143,371 in the prior year..

The general and administration expenses decreased significantly by $441,841 from $1,649,842 for the year ended December 31, 2012 compared to $1,208,001 for the year ended December 31, 2013, as we took measures to decrease operating costs relating to the head office.

Total other expenses decreased significantly by $1,889,662 from $3,589,343 for the year ended December 31, 2012, compared to $1,699,681 for the year ended December 31, 2013, primarily due to reduced interest expense on the convertible notes payable, the absence of a loss on settlement of $2,195,458, and a lower net loss on our equity investments of $130,610, offset by the absence of the gain on sale of interest in mining property of $1,143,371 in the prior year. Total other expenses in the current year included a loss on sale of interest in mining property of $64,880, relating to our past interest in Chifeng. The reduced interest expense in the current year, a reduction of $757,076, was the result of not having the issuances and conversions of the convertible notes payable, as was experienced in the prior year.

Liquidity and Capital Resources

As of December 31, 2013, we had a cash balance of $226,937 and current debt obligations in the amount of $5,961,246. We do not have sufficient funds to satisfy our current debt obligations. Should our creditors seek or demand payment, we do not have the resources to pay or satisfy any such claims. Thus, we face a risk of bankruptcy.

As discussed in Item 1, we received advances totaling $1,069,279 from an investor in contemplation of a secured loan and change of control transaction that has not closed. This amount is included within our current debt obligations. In addition to having insufficient cash to pay our debts, we have no funds to support any business operations. We have been unable to satisfy our commitment to fund 44.44% of owners’ contributions to the Sino-Top joint venture, and our requirement to fund an aggregate of RMB40,000,000 or $6,440,000 to Sino-Top is overdue. There is a significant risk that our inability to fund Sino-Top will result in a dilution of our 40% equity ownership in Sino-Top. In addition, we expect that Sino-Top will continue to call for further contributions which, if not satisfied by the Company, could result in further dilution of the Company’s interests in Sino-Top.

At the recent Sino-Top board of directors meeting held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 is RMB171,000,000 or $27,531,000 and the Company's contribution is RMB76,000,000 or $12,236,000. The Company's investment in Sino-Top will be diluted to 20% if it does not make a contribution of RMB50,000,000 or $8,050,000 by April 8, 2014 and a further contribution of RMB26,000,000 or $4,186,000 by June 15, 2014, with no further contributions. These are cumulative amounts and include past contributions which were not made by the Company.

To pay our debts and to fund any future operations, we require significant new funds, which we may not be able to obtain. In addition to the funds we require to liquidate our $5,961,246 in current debt obligations, and the funds we require to satisfy our RMB76,000,000 or $12,236,000 contributions to Sino-Top, we estimate that we must raise approximately $1,200,000 million to fund capital requirements and general corporate expenses for the next 12 months.

Our primary cash requirements are for the exploration and acquisition of mining exploration properties and corporate and administrative costs. At December 31, 2013, we had a working capital deficit of $5,622,503 (2012-$4,001,000). During the year ended December 31, 2013, we contributed $nil (2012-$1,630,240) to Sino-Top for exploration purposes. For the year ended December 31, 2013 we spent $1,265,377 (2012-$2,823,894) on operating activities.

During 2013, we received RMB900,000 or $146,141 relating to the sale of our interest in Chifeng. In addition, in the third quarter of 2013, RMB400,000 or $64,880 was added to the costs in connection with the Chifeng sale. As at December 31, 2013, RMB100,000 or $16,520 remained outstanding. This balance was received on January 3, 2014.

During 2010, 2011 and 2012, we undertook, and we had defaulted under the terms of a number of convertible note financings, as set forth below:

Asher Note Financing

During 2010, 2011 and 2012, we issued a series of unsecured convertible promissory notes to Asher Enterprises, Inc. (“Asher”) for cash consideration pursuant to securities purchase agreements. The notes issued to Asher and the notes that matured are summarized in the following table:

			Date Repaid
			in Full /
			Outstanding
	Principal		as of
Issue Date	Amount	Maturity	12/31/13
			Repaid on
06/18/2010	$75,000	03/21/2011	01/24/2011
			Repaid on
07/20/2010	$45,000	04/22/2011	02/15/2011
			Repaid on
11/09/2010	$50,000	08/11/2011	05/27/2011
			Repaid on
01/11/11	$65,000	10/13/11	07/25/11
			Repaid on
03/01/11	$55,000	12/02/11	09/27/11
			Repaid on
04/08/11	$50,000	01/12/12	10/27/11
			Repaid on
08/24/11	$55,000	05/29/12	03/13/12
			Repaid on
11/20/11	$75,000	09/05/12	07/05/12
			Repaid on
01/27/12	$42,500	Part III 10/30/12	8/22/12
			Subject to
			deferral
			agreement
03/15/12	$51,000	12/19/12	(see below)
			Subject to
			deferral
			agreement
05/16/12	$42,500	02/21/13	(see below)

The securities purchase agreements provide that, subject to limited exceptions, the Company may not conduct an equity offering (including debt convertible into equity) for 12 months following the note issuance date without first providing Asher with a right of first refusal. In addition, the notes, when outstanding, have the following attributes:

•	Interest accrues at a rate of 8% per annum (and any amount not paid when due bears interest at a rate of 22% per annum from the due date thereof until paid).
•

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

•

The Company may not undertake certain actions without the holder’s consent, including among other things, that the Company may not, subject to limited exceptions, incur any additional debt, or sell, lease or otherwise dispose of a significant portion of its assets.

•

The lender has agreed to restrict its ability to convert the convertible promissory notes payable and receive shares of common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

Several defaults occurred commencing in 2011 under the terms of several Asher notes, including certain of the notes that we have since repaid, as a result of which all amounts outstanding under our Asher notes become immediately due and payable. However, pursuant to a letter agreement dated November 29, 2012, as amended effective April 12, 2013, June 27, 2013, November 8, 2013 and March 25, 2014 between the Company and Asher, Asher has agreed that, if the Company pays Asher $93,520 before a fixed time on June 30, 2014, such payment will constitute payment in full of any and all obligations owing under the convertible promissory notes issued to Asher by the Company and certain other agreements between the parties (collectively, the “Asher Documentation”). In consideration of the foregoing, Asher has agreed, through June 30, 2014, to forbear from exercising any right or remedy under the Asher Documentation, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the payoff amount as set forth in the letter agreement. If such payoff amount is not paid by June 30, 2014, Asher’s agreements under such letter agreement shall be deemed canceled.

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

Beginning six months after closing, Tonaquint has the right to convert, subject to restrictions described in the Tonaquint Note, all or a portion of the outstanding amount of the Tonaquint Note that is eligible for conversion into shares of the Company’s Common Stock. The number of common shares delivered to Tonaquint upon conversion will be calculated by dividing the amount of the Tonaquint Note that is being converted by the market price of the Common Stock, which is defined as 70% of the average of the volume weighted-average prices (“VWAP”) of the Common Stock for the three trading days with the lowest VWAPs during the 10 trading days prior to the conversion. The Company recognized $nil (2012 - $565,714) as the beneficial conversion feature and recorded interest of $363,922 (2012-$247,397) and loss on settlement of $nil (2012-$670,557) during the year. The beneficial conversion feature was being amortized over the period ending February 15, 2015.

Tonaquint also received a warrant to purchase 8.6 million shares of Common Stock of the Company at an exercise price of US$0.50 per share at any time within three years after February 15, 2011. The Tonaquint Warrant also contains a net exercise provision. The warrants were initially valued at $242,090 representing the relative fair value allocation of the warrants. The warrants are being charged to interest expense over the term of the secured convertible note payable and amounted to $nil (2012 - $58,000) and a loss on settlement of $nil (2012-$131,132) in the year. The warrants expired on February 15, 2014.

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

On January 31, 2012, Tonaquint and the Company entered into a second amendment to the Original Tonaquint Agreements. Under this amendment, Tonaquint agreed to accelerate payment of a portion of the amounts payable to the Company under the third, fourth, fifth, sixth, seventh (collectively, “Buyer Notes 3-7”) and eighth Buyer Notes. The aggregate amount Tonaquint paid in respect thereto was $800,000, which was in full satisfaction of the aggregate principal amount of $1,142,857 collectively owing under the following: the full amount owing under Buyer Notes 1-7; and a portion of the amount owing under the eighth Buyer Note. The effect of this amendment was that the Company agreed to repay when due the full amount of the corresponding portion of the Tonaquint Note, which is $1,142,857. This amount would equal the sum of the principal amount of Notes 3-7, plus the portion of the principal amount the Company owed under note 8, even though the Company only received $800,000 from Tonaquint in respect thereof.

As of December 31, 2012, we had received $1,200,000 in funds under the Buyer Notes, and the outstanding unfunded balance was $300,000. As of March 19, 2014, we had received $1,320,000 in funds under the Buyer Notes and the outstanding unfunded balance was $nil. In accordance with the letter agreement signed December 20, 2012, this balance has been offset against the convertible notes payable outstanding. There can be no assurance that the Company will ever receive any funds from Tonaquint under the remaining unfunded Buyer Notes.

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

On March 1, 2011, the Company defaulted on terms of the secured convertible note payable which required the Company to file with the SEC in a timely manner all required reports. Consequently, the secured convertible note payable and the secured buyer notes receivable would be permitted to be offset at the option of the lender and the default interest of 12% per annum would apply to the outstanding balance. Also, upon written notice the entire outstanding balance would be immediately due and payable.

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

During the year ended December 31, 2012, $513,944 of principal for the Tonaquint note was repaid in shares.

On June 3, 2013, the Company entered into an amendment to the original agreements which consist of the note and warrant purchase agreement dated February 15, 2011 with the lender, secured convertible promissory note of the Company in the principal amount or $2,766,500, 10 secured notes in favor of the Company (each, a “Buyer Note”) and a warrant to purchase common stock of the Company. Under the amendment, the lender agreed to accelerate payment of a portion of the amounts payable to the Company under the tenth Buyer Note. The aggregate amount the lender agreed to accelerate was $120,000 (the “Payoff Amount”), which the parties agreed was satisfaction in full of the aggregate principal amount owing under the tenth Buyer Note of $200,000. The Company and the buyer agreed that the amount, $120,000, once paid to the Company, will become a conversion eligible tranche under the Buyer Note in the amount of $220,000 plus interest and other amounts accrued under the Buyer Note.

The Payoff Amount was payable in two installments. The first payment of $60,000 was paid upon execution of the amendment of June 3, 2013. If the Company met all of the second payment conditions at any time during the period beginning July 3, 2013 and continuing until November 30, 2013, the lender would pay the second payment of $60,000. Although the Company had not yet met all of the second payment conditions, the lender agreed to advance the second payment of $60,000 on August 2, 2013 and the Company received such payment.

In addition, pursuant to a letter agreement dated December 20, 2012, as amended effective April 12, 2013, August 7, 2013, November 13, 2013 and November 27, 2013, between the Company and Tonaquint, Tonaquint has agreed that, if the Company pays Tonaquint $2,500,000 on or before a fixed time on March 31, 2014, such payment will constitute payment in full of any and all obligations due and owing to Tonquint under the convertible note issued to Tonaquint and certain other agreements between the parties (collectively, the “Tonaquint Documentation”). In consideration of the foregoing, Tonaquint has agreed, through March 31, 2014, to forbear from exercising any right or remedy under the Tonaquint Documentation, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. If such payoff amount is not paid by March 31, 2014, Tonaquint’s agreements under such letter agreement shall be deemed canceled. The parties have also agreed to a mutual release of claims.

On March 27, 2014 Tonaquint agreed to replace reference to the Payoff Amount and accept an amount equal to $2,750,000, so long as such payment is made on or before June 30, 2014. All other terms and conditions of the payoff letter remain in full force and effect.

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

Each of the foregoing two convertible redeemable note payables is convertible into common stock, at the lender’s option at a 30% discount on the lowest close bid price during any four trading days prior to and including the day of conversion. The Company recognized $nil (2012 - $150,000) as the beneficial conversion feature and recorded interest expense of $nil (2012 - $234,606) and loss on settlement of $nil (2012-$63,288) during the year. The beneficial conversion feature is being amortized over the term of the convertible redeemable notes.

Each also reflected an original issue discount of 4% which the Company recorded as deferred financing costs in the amount of $nil (2012 - $14,000). In addition the Company incurred transaction costs of $nil (2012 - $nil) which were capitalized to deferred financing costs. The deferred financing costs were being charged to interest expense over the term of the convertible redeemable notes payable and amounted to $nil (2012 - $21,411) and a loss on settlement of $nil (2012-$14,972) in the year.

Gel Deferral Agreements

Pursuant to a letter agreement dated December 6, 2012, as amended effective April 10, 2013, July 30, 2013, November 8, 2013 and March 25, 2014 between the Company and Gel, Gel has agreed that, if the Company pays Gel $271,520 by the earlier of (i) the closing of a sale of all or substantially all of the assets of the Company or a merger or acquisition of the Company or (ii) a fixed time on June 30, 2014 (as applicable, the “Gel Payoff Date”), such payment will constitute payment in full of any and all obligations due and owing to Gel under the convertible promissory notes issued to Gel by the Company and certain other agreements between the parties (collectively, the “Gel Documentation”). In consideration of the foregoing, Gel has agreed, through the Gel Payoff Date, to forbear from exercising any right or remedy in respect of the Gel Documentation, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. If such payoff amount is not paid by the Gel Payoff Date, Gel’s agreements shall be deemed canceled. The parties have also agreed to a mutual release of claims.

In addition, as a result of the letter agreement dated December 6, 2012, as amended, the promissory notes receivable were offset against the convertible redeemable notes payable.

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

•	The then applicable JMJ Conversion Price (defined below) must equal or exceed $0.0919;
•

There must then be an adequate number of shares remaining under the aforementioned registration statement to cover any unconverted amounts previously paid in, as well as the payment being contemplated;

•

The total dollar trading volume of the Common Stock for the previous 23 trading days (after removing the three highest dollar volume days and then summing the dollar value for the remaining 20 trading days) must be equal to or greater than $750,000; and

•	There shall not then be an event of default under any agreements between the Company and JMJ.

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

The note was repaid in shares, as follows:

	Conversion	Conversion			shares
Conversion	Amount	Amount		Conversion	Number of
Date	Principal	Interest	Total	Stock Price
31-May-11	20,719		20,719	0.0829	250,000
8-Jul-11	38,925		38,925	0.0779	500,000
14-Jul-11	46,035		46,035	0.0767	600,000
23-Aug-11	62,269		62,269	0.0830	750,000
31-Aug-11	60,188		60,188	0.0803	750,000
7-Sep-11	37,613		37,613	0.0752	500,000
16-Sep-11	32,625		32,625	0.0653	500,000
22-Nov-11	59,963		59,963	0.0400	1,500,000
14-Dec-11	33,750		33,750	0.0338	1,000,000
09-Jan-12	69,750		69,750	0.0279	2,500,000
01-Feb-12	4,328		4,328	0.0433	100,000
09-Feb-12	40,800		40,800	0.0408	1,000,000
21-Feb-12	66,113		66,113	0.0323	2,050,000
29-Feb-12	30,975		30,975	0.0310	1,000,000
09-Mar-12	20,134	-	20,134	0.0310	650,000
14-Mar-12	816	64,063	64,879	0.0310	2,094,552
	625,000	64,063	689,063		15,744,552

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

As at December 31, 2012 the principal amount of $1,197,615 remained outstanding. In accordance with the letter agreement signed December 13, 2012, the note receivable balance was offset against the convertible promissory note balance.

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

For each of the Additional Notes, (1) the Company recorded deferred financing costs in the amount of $nil (2012 -$25,000) representing the difference between the face value of the secured convertible note payable and the consideration provided and (2) the Company incurred transactions costs of $nil (2012 - $nil), which were capitalized to deferred financing costs. The deferred financing costs are being charged to interest expense over the term of the secured convertible note payable and the Company recorded interest expense of $nil (2012 - $38,927) and a loss on settlement of $nil (2012-$139,023) during the year.

On June 23, 2011, the Company defaulted on the terms of the April 20, 2011 Additional Note, and upon their issuance, the Company defaulted on the terms of the September 21, 2011 and April 26, 2012 Additional Notes. The default occurred due to the Company becoming unable to settle equity transactions electronically with DWAC/FAST. As a result of the Company’s default, all outstanding amounts under the note became immediately due and payable, although the Company and JMJ have entered into an agreement deferring payment for a limited period of time, as discussed below.

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

Pursuant to a letter agreement dated December 13, 2012, as amended effective April 9, 2013, August 7, 2013, November 8, 2013 and March 25, 2014 between the Company and JMJ, JMJ has agreed that, if the Company pays JMJ $204,104 on or before a fixed time on June 30, 2014, such payment will constitute payment in full of any and all obligations due and owing to JMJ under the convertible notes issued to JMJ by the Company and certain other agreements between the parties (collectively, the “JMJ Documentation”). In consideration of the foregoing, JMJ has agreed, through June 30, 2014, to forbear from exercising any right or remedy in respect of the JMJ Documentation, including without limitation any right to conversion, right to delivery of shares or any remedy arising as the result of any default or event of default. If such payoff amount is not paid by June 30, 2014, JMJ’s agreements shall be deemed canceled. The parties have also agreed to a mutual release of claims.

Summary of Status of Outstanding Notes

Although certain of the debt obligations under the outstanding notes described above have long term maturity dates, such debts became currently due and payable, or payable upon demand, as a result of our breach of various applicable covenants. However, the aforementioned deferral agreements generally provide that, if we are able to pay an aggregate of $3,319,144 to the lenders by June 30, 2014 , such payments will constitute payment in full of any and all obligations due and owing under our outstanding promissory notes owed to these lenders. There can be no assurances that we will be able to make any or all of such payments or obtain further extensions prior to the expiry of such deadline. If we are unable to do so, we will be in default under some or all of the notes.

Potential Transaction with Investor

In 2013, the Company began to engage in discussions with an investor based in China, Man Kwan Fong, regarding a potential transaction that, if completed, would have involved the investor making a secured loan to the Company and taking over control of the management and board of directors of the Company. In November and December 2013, the Company received advances totaling $1,069,279 from the investor; however, the parties have not resolved definitive agreements, nor has the investor funded the remaining amounts required to complete the initial closing. Due to funding delays by the investor and changes in the investor’s offer, the Company’s board of directors has determined not to proceed with the contemplated transaction. The Company is seeking to resolve the treatment of the initial $1,069,279 with the investor, and may be required to return such funds, with or without interest, to the investor.

Loan Facility with Travellers International Inc.

On November 19, 2012, by resolution and without a written agreement, the Company’s board of directors approved a loan facility pursuant to which Travellers International Inc., an Ontario corporation (“Travellers”), a company controlled by the Company’s President, Chief Executive Officer and Principal Financial and Accounting Officer, Marc Hazout, has made certain historical loans to or for the benefit of the Company and may in the future make future loans to or for the benefit of the Company. The board of directors resolved (1) to treat all historical loans, and any potential future loans, as unsecured, due on demand and non-interest bearing and (2) to retain the discretion to terminate its prospective approval of potential future loans at any time. The amounts loaned by Travellers and repaid by the Company through to March 31, 2014, in Canadian dollars are as follows:

Date	LoanAmountAdvanced	LoanAmountRepaid

August15,2012	4,000.00
August16,2012		4,000.00
August17,2012	1,000.00
August21,2012	4,600.00
August23,2012		5,600.00
September27,2012	5,000.00
September27,2012	15,000.00
October4,2012	5,000.00
October18,2012		3,000.00
November1,2012	52,000.00
November15,2012	6,000.00
November19,2012	8,500.00
November22,2012	2,000.00
November28,2012	29,500.00
December6,2012	50,000.00
December14,2012	10,000.00
December18,2012	8,000.00
January15,2013	3,000.00
January18,2013	2,000.00
February4,2013	2,000.00
February15,2013	3,000.00
February20,2013	6,500.00
March1,2013	7,500.00
March5,2013	2,500.00
March28,2013	28,500.00
April2,2013	12,000.00
April12,2013	17,000.00
April15,2013	1,000.00
April30,2013	29,000.00
June4,2013	6,000.00
June4,2013		6,000.00
July2,2013	6,500.00
July15,2013	1,500.00
July15,2013	1,000.00
July22,2013		1,000.00
July25,2013	1,000.00
August7,2013		1,500.00
August16,2013	50,000.00
September3,2013	8,000.00
September3,2013	1,000.00
September12,2013		8,000.00
September16,2013	1,000.00
October1,2013	9,000.00
October24,2013	2,000.00
October25,2013		2,000.00
December31,2013		370,500.00
March24,2014	10,000.00

As of December 31, 2013, there was no balance owing on the loans because $370,500 (CAD) or $334,870 based on the noon exchange rate reported by the Bank of Canada on March 28, 2014 of the amounts advanced by the Chinese investor on December 31, 2013 were used to repay Travellers. As of March 31, 2014, the amount owing to Travellers was $10,000 (CAD) or $9,038 based on the noon exchange rate reported by the Bank of Canada on March 28, 2014.

2013 Equity Issuances

There were no equity issuances in 2013.

Going Concern

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At December 31, 2013, the Company had a working capital deficit of $5,622,503 (December 31, 2012 –$4,001,000), had not yet achieved profitable operations, incurred a net loss of $2,907,682 for the year ended December 31, 2013 (2012 – $5,239,185), has accumulated losses of $48,197,148 since its inception and expects to incur further losses in the development of its business. These factors cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations. Management has been unable to secure additional financing to meet its cash requirements, including ongoing working capital, cash contributions for its equity investment and funds to repay all or certain of its convertible note holders. There is no assurance of additional funding in any form, being available or available on acceptable terms. In addition, the Company received extensions of its obligations to repay the convertible note holders from a date of March 31, 2014 to June 30, 2014. Further,  the Company has forbearance agreements in place with its convertible note holders. If management is unable to secure additional funding and/or extend the payoff date for its convertible note obligations beyond June 30, 2014, the Company may be forced to dilute its equity investment which will occur if it is not able to make the required contributions in the amounts and dates as specified by the Sino-Top board of directors or may ultimately have to file for bankruptcy. Realization values may be substantially different from carrying values as shown. The consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company were unable to continue as a going concern.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, Marc Hazout, our chief executive officer and principal financial officer, concluded as of the Evaluation Date that such disclosure controls and procedures were not effective as of the Evaluation Date. Such conclusions were based on our missing a Form 8-K during the fourth quarter, and certain other filings being made late or with errors earlier in 2013.

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The framework used by management to evaluate internal controls over financial reporting is Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Marc Hazout, our chief executive officer and principal financial officer, concluded that our internal control over financial reporting was not effective as of December 31, 2013 due to the weaknesses referred to above under “Evaluation of Disclosure Controls and Procedures” and due to inadequate financial staffing.

Changes in internal controls

There were no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

The Company failed to report on Form 8-K the advances made by Man Kwan Fong, as further described in Item 1.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Information about our directors and executive officers as of March 31, 2014 is set forth below:

			Date of first election or
	Age	Position	appointment
Name

Executive
Officers

Marc Hazout	49	Chief Executive Officer, President,	May 31, 2002
		Principal Financial and Accounting
		Officer and Director

Directors
Manuel Chan	64	Director	August 7, 2007
Charles	80	Director	September 28, 2010
McAlpine
R.Glen	44	Director	December 6, 2007
MacMullin
Haijun Tang	40	Director	April 9, 2013

A brief biography of our directors and executive officers follows. Each director has been elected to serve until our next annual meeting of shareholders and until his successor has been elected and qualified. Each executive officer serves at the discretion of our board of directors.

Mr. Marc Hazout, age 49, founded Silver Dragon Resources Inc. and currently serves as a Director, President, CEO and Principal Financial and Accounting Officer . Mr. Hazout brings over 15 years of experience in public markets, finance and business operations to Silver Dragon Resources Inc. Over the past several years, Mr. Hazout has been involved in acquiring, restructuring and providing management services as both a director and an officer to several publicly traded companies. In 1998, Mr. Hazout founded and has been President and CEO of Travellers, a private investment banking firm headquartered in Toronto. Over the past few years, Travellers has focused on building relationships in China with the objective of participating in that country’s growth opportunities. Mr. Hazout attended York University in Toronto studying International Relations and Economics. Mr. Hazout speaks English, French, Hebrew and Arabic as well as some Spanish and Italian. The determination was made that Mr. Hazout should serve on our Board of Directors due to the fact that he is a founding member and CEO of the company, possesses significant experience in securities and capital markets and brings an extensive network of relationships in China.

Mr. Manuel Chan, age 64, is a real estate agent and has over 20 years of experience in this field. He holds a Bachelor of Commerce Degree in Management Information Systems and Accounting from the University of British Columbia, Canada. Through his business dealings, Mr. Chan has established an extensive network of business and personal relationships throughout the Hong Kong and China investment community. Mr. Chan is also a member of the Board of Directors of Sino-Top, of which Silver Dragon owns a 40% equity interest. The determination was made that Mr. Chan should serve on our Board of Directors due to his experience and extensive professional relationships in China.

Mr. Charles McAlpine, age 80 and retired for the last 7 years, brings over 50 years of experience at executive-level positions in the mining industry. He holds a Business Administration degree from The Ivey School, University of Western Ontario and is a Chartered Accountant. Mr. McAlpine was President of Campbell Chibougamau Mines Ltd., (a listed Canadian copper-gold mining company) in 1973 when Campbell won The Ryan Trophy for Best Safety Record of all metalliferous mines in Canada. From 1989 to 2007 he was a Director of Hecla Mining Company, now the largest and one of the lowest cost silver producers in the USA. The determination was made that Mr. McAlpine should serve on our Board of Directors due to his understanding of the precious metals industry, his financial background and qualifications and his extensive experience in the mining sector.

Mr. Glen MacMullin, age 44, is currently Senior Vice President, Asset Management with Minto Group, an integrated real estate development, construction and management company. Prior to joining Minto Group in 2008, he was a Managing Director at Xavier Sussex, LLC; a private investment firm he co-founded in 2004. Previously, Mr. MacMullin was a Director and Chief Operating Officer with DB Advisors, LLC, a $6 billion hedge fund group based in New York and wholly owned by Deutsche Bank AG. He has also held several senior management positions with Deutsche Bank Offshore in the Cayman Islands, including Head of Investment Funds. He started his career in public accounting with Coopers & Lybrand in Ottawa, Canada and KPMG in the Cayman Islands. Mr. MacMullin received a Bachelor of Business Administration degree from Saint Francis Xavier University and is a member of the Canadian Institute of Chartered Accountants. He serves on the Board of Directors of Wind Works Power Corp. and Pensato Europa Absolute Return Fund from 2010 to the present for both companies. The determination was made that Mr. MacMullin should serve on our Board of Directors due to his extensive financial background, professional relationships and industry knowledge.

Mr. Haijun Tang, age 40, is currently the head of HIC, a.k.a. Exploration Unit of North China Geological Exploration Bureau. Mr. Tang has been head of HIC since July 2012. Prior to that, he served with Tianjin North China Geological Exploration Bureau, the parent of HIC, for six years, taking various posts such as director of the general office and director of the asset management department. HIC holds approximately 8.6 million shares of the registrant. HIC is also a joint venture partner of the registrant. The determination was made that Mr. Tang should serve on our Board of Directors due to the following: Mr. Tang replaced Mr. Guoqiang Hao, a former director of the company, as Head of HIC. Mr. Hao resigned from the Board of Silver Dragon on April 7, 2013 thereby creating a vacancy and recommending Mr. Tang to be appointed, as the new head of HIC, to the Board of Silver Dragon. The Board of Silver Dragon deemed it advisable and in the best interests of the Company and its stockholders to appoint Mr. Haijun to fill the current vacancy on the Board and replace Director Hao.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors or executive officers has been involved in any legal proceedings that are material to an evaluation of the ability or integrity of such person.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than ten percent of a registered class of equity securities to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of these reports.

Based solely on a review of the reports received by the SEC, furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a) for 2013, except for the following reports and transactions in 2013: Mr. Tang failed to file a Form 3.

Code of Conduct and Ethics Policy

We have adopted a Code of Conduct and Ethics Policy that applies to our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. The Code of Conduct and Ethics Policy is available on our website at www.silverdragonresources.com.

Audit Committee and Audit Committee Financial Expert

The Audit Committee was established by the Board of Directors in accordance with Section 3(a)(58)(A) of Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The members of our Audit Committee are Messrs. McAlpine and MacMullin. Mr. MacMullin is chairman of the Audit Committee, and the Board of Directors has determined that he qualifies as an audit committee financial expert, as defined in the applicable rules of the SEC. Each committee member qualifies as independent director under the applicable NASDAQ standards and SEC rules. The Audit Committee held two meetings during the fiscal year ended December 31, 2013.

We have established an Audit Committee Charter that deals with the establishment of the Audit Committee and sets out its duties and responsibilities. The Audit Committee reviews and reassesses the adequacy of the Audit Committee Charter on an annual basis. The Audit Committee Charter is available on our Company website at www.silverdragonresources.com.

Item 11. Executive compensation

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended December 31, 2013 and 2012 of the named executive officers.

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position		($)	($)	($)	($)	($)	($)	($)	($)
Marc Hazout,(1)	2013	324,000(2)	-	-		-	-	-	324,000
President and Chief
Executive Officer, Chief Financial Officer and Principal Accounting Officer	2012	324,000(2)	-	-	15,900(3)	-	-	-	339,900

(1)	A summary of the consulting agreement governing the terms of Mr. Hazout’s compensation is set forth under the heading “Consulting Agreements.”
(2)	Payments were made to Travellers, a corporation owned by Mr. Hazout.
(3)

Represents warrants granted to Travellers a corporation owned by Mr. Hazout. The 300,000 warrants were issued on March 22, 2012 at an exercise price of $0.06 and expire March 22, 2015. $15,900 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.06; a volatility of 227.32% and a discount rate of 0.56%.

Outstanding Equity Awards at 2013 Fiscal Year End

The following table provides information related to the outstanding warrants held by our Named Executive Officers “NEOs” at December 31, 2013.

Option Awards(1)

Name	No. of	No. of	Equity	Option	Option
	Securities	Securities	Incentive	Exercise	Expiration
	Underlying	Underlying	Plan	Price	Date
	Unexercised	Unexercised	Awards:	($)
	Options	Options	Number of
	(#)	(#)	Securities
	Exercisable	Unexercisable	Underlying
Unexercised
Unearned
Options
(#)

(a)	(b)	(c)	(d)	(e)	(f)

Marc Hazout	200,000 (2)	-	-	$0.11	January 25, 2014

Marc Hazout	300,000 (3)	-	-	$0.06	March 22, 2015

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

(2)

Represents warrants granted to Travellers, a corporation owned by Mr. Hazout. The 200,000 warrants were issued on January 25, 2011 at an exercise price of $0.11 and expire January 25, 2014. $16,138 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.115; a volatility of 117.3% and a discount rate of 1%.

(3)

Represents warrants granted to Travellers, a corporation owned by Mr. Hazout. The 300,000 warrants were issued on March 22, 2012 at an exercise price of $0.06 and expire March 22, 2015. $15,900 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.06; a volatility of 227.32% and a discount rate of 0.56%.

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

No compensation was paid or earned by our directors for their services as directors of our Company during the fiscal year ended December 31, 2013.

Consulting Agreements

On November 1, 2010, we entered into a consulting agreement with Travellers, a corporation owned by Mr. Hazout, to provide consulting services including all activities required to direct, oversee, and manage us including providing the services that would be provided by a chief executive officer. The consulting agreement provides that Mr. Hazout is entitled to an annual fee of $288,000 for a term of five years, a travel allowance of $3,000 per month, and eight weeks paid holidays each calendar year. Upon termination of the consulting agreement, Mr. Hazout will be provided with 100% of his annual fee rate for the remaining period of the agreement. The agreement contains provisions prohibiting him from competing with us or soliciting customers or employees for a period of one year following the termination of the agreement.

Effective September 1, 2012, we entered into a consulting agreement with Manuel Chan, one of our directors, in which Mr. Chan agreed to provide services to us in China as agreed from time to time, at a rate of $6,000 per month. The consulting agreement is in effect until August 31, 2014, except that either party may terminate with six months’ notice.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 31, 2014, by: (1) our directors, named executive officers set forth in the summary compensation table under Item 11 above and beneficial holders of more than 5% of our Common Stock, and (2) all of our current directors and executive officers as a group. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

	Number of Shares	Percentage of
Name and Address of Beneficial Owner(1)	Beneficially Owned(2)	Shares (3)

Marc Hazout (4)	17,873,206	6.64%
Manuel Chan (5)	752,500	0.28%
Haijun Tang	NIL	0.00%
Glen MacMullin (6)	300,000	0.11%
Charles McAlpine (7)	300,000	0.11%
Executive Officers and Directors as a group (5 persons)	19,225,706	7.14%
Tonaquint, Inc.(8)	26,773,161	9.95%
Chan King Yuet(9)	23,631,584	8.78%
Barry King Hon Chan(9)	16,124,238	5.99%

(1)

Each officer and director’s business address is, 200 Davenport Road, Toronto, Ontario, M5R 1J2. The business address of Tonaquint, Inc. is set forth in footnote 8 below. The business address of Chan King Yuet and Barry King Hon Chang is provided in footnote 9 below.

(2)	Includes shares of Common Stock deemed to be beneficially owned by such person or group pursuant to rights that are exercisable within 60 days from March 31, 2014.

(3)

Based on 267,999,611 shares outstanding as of March 31, 2014, plus any shares of Common Stock deemed to be beneficially owned pursuant to rights that are exercisable within 60 days from March 31, 2014.

(4)

Includes 17,573,206 shares of Common Stock owned by Travellers, which is solely owned by Mr. Hazout. Mr. Hazout is the President and CEO of Travellers. Travellers owns further share purchase warrants, expiring March 21, 2015 to purchase 300,000 shares of Common Stock at an exercise price of $0.06

(5)

Includes 452,500 shares of Common Stock owned by Manuel Chan. In addition, he owns further share purchase warrants, expiring March 21, 2015 to purchase 300,000 shares of Common Stock at an exercise price of $0.06.

(6)	Glen MacMullin owns share purchase warrants, expiring March 21, 2015 to purchase 300,000 shares of Common Stock at an exercise price of $0.06.

(7)	Charles McAlpine owns share purchase warrants, expiring March 21, 2015 to purchase 300,000 shares of Common Stock at an exercise price of $0.06.

(8)

Based on a Schedule 13G/A jointly filed on January 13, 2014 by Tonaquint, Inc., Utah Resources Interational, Inc., Inter-Mountain Capital I Corp, JFV Holdings, Inc. and John M. Fife, each such person beneficially owns 26,773,161 shares of Common Stock, or 9.95% of the Common Stock, due to Tonaquint’s ownership of a warrant and a secured convertible promissory note. The Schedule 13G/A reports the address for each such person is 303 East Wacker Drive, Suite 1200, Chicago, IL 60601.

(9)

Based on a Schedule 13D/A jointly filed on April 17, 2013 by Chan King Yuet, Barry King Hon Chan, Magnolia Ulan Fung, Su Hu, Hing Choi Hui, Yun Ming Roger Leung and Yuen Wah Leung (JT TEN) and Wai Ngai Hui, pursuant to a voting agreement dated April 12, 2013 among such persons, Chan King Yuet has shared voting power over 23,481,584 shares in addition to sole voting and dispositive power over 150,000 shares, and Barry King Hon Chan has shared voting power and sole dispositive power over 16,124,238 shares. The Schedule 13D/A reports that the address for Chan King Yuet is 10/F, Asia Rich Court, No. 5 Staunton Street, Central, Hong Kong, and the address for Barry King Hon Chan is 122, 5 Shouson Hill Road, Aberdeen, Hong Kong.

Item 13. Certain relationships and related transactions, and Director Independence

Glen MacMullin and Charles McAlpine were both considered independent under the independence standards of the NASDAQ Stock Market Rule 5605 during the past fiscal year. Mr. MacMullin and Mr. McAlpine currently sit on the audit committee and on the compensation committee.

On December 19, 2011, the Company’s wholly-owned subsidiary, Silver Dragon Resources Ltd. (“Silver Dragon Canada”), and Haute Inc., a company owned and controlled by Marc Hazout, the Company’s President and Chief Executive Officer (“Landlord”), entered into a commercial lease pursuant to which, for a three year term starting April 1, 2012, Silver Dragon Canada will lease the premises at 200 Davenport Road, Toronto, Ontario from Landlord for the purposes of general office space. Silver Dragon Canada covenants to maintain the premises in good condition, and agrees to pay base and additional rent. Base rent for the initial three year term is CAD$51,875 (as amended) per annum plus taxes. Additional rent, which is intended to cover all costs, charges, expenses and outlays of Landlord with respect to the premises, including, without limitation, costs for utilities, taxes, licenses, maintenance and insurance, commences at CAD$16,600 (as amended) per annum plus taxes during the first year and is to be adjusted annually based on Landlord’s actual costs. Silver Dragon Canada is required to deliver to Landlord 10 post-dated checks for CAD$5,706 each prior to the commencement of the term, and to deliver 12 postdated checks for CAD$5,706 each year thereafter. Silver Dragon Canada is also required to deliver upon signing a deposit of CAD$11,560 for first and last months’ basic and additional rent plus taxes. During the first quarter of 2012, the commercial lease was amended to provide that the three year term would commence on June 1, 2012 instead of April 1, 2012.

The Company is currently party to a loan facility pursuant to which Travellers, a corporation controlled by the Company’s President, Chief Executive Officer and Principal Financial and Accounting Officer, Marc Hazout, has made certain historical loans to or for the benefit of the Company and may in the future make future loans to or for the benefit of the Company. As of the date of this filing, the net amount of loans outstanding under the facility was CAD$10,000. For more information regarding this loan facility, please “Liquidity and Capital Resources”.

In 2013, the Company began to engage in discussions with an investor based in China, Man Kwan Fong, regarding a potential transaction that, if completed, would have involved the investor making a secured loan to the Company and taking over control of the management and board of directors of the Company. On November 29 and December 31, 2013, the Company received advance totaling $1,069,279 from the investor; however, the parties have not resolved definitive agreements, nor has the investor funded the remaining amounts required to complete the initial closing. Due to funding delays by the investor and changes in the investor's offer, the Company’s board of directors has determined not to proceed with the contemplated transaction. The Company is seeking to resolve the treatment of the initial $1,069,279 with the investor, and may be required to return such funds, with or without interest, to the investor. In the negotiations relating to this transaction, one of the investor’s representatives has been Chan King Yuet, who has filed a Schedule 13D/A disclosing that pursuant to a voting agreement she has shared voting power over 23,481,584 shares of our common stock, in addition to sole voting and dispositive power over 150,000 shares of our common stock.

The Company is currently party to the Tonaquint Documentation with Tonaquint, Inc., the beneficial owner of 9.99% of the shares of the Company’s Common Stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tonaquint Note Financing” for a full discussion of the Company’s obligations under the Tonaquint Documentation.

Item 14. Principal accountant fees and services

The aggregate fees billed by the Company’s external auditors in each of the last two fiscal years are as follows:

	2013	2012
Audit fees	42,116	61,068
Audit-related fees (1) (2)	93,708	50,539
Tax fees	-	-
All other fees	-	-
Total	$ 135,824	$ 111,607

(1)	Included in the audit- related fees for 2013 is $57,910 (2012 - $18,952) of fees charged related to the financial statement restatement for the fiscal year ended December 31, 2011.
(2)	These fees were for reviews of quarterly financial statements.

The Audit Committee Charter provides that the Audit Committee is responsible for the pre-approval of all audit and non-audit services to be provided to the Company by the independent public accountants. The Audit Committee has not, however, adopted any specific policies and procedures for the engagement of non-audit services. For 2013 and 2012, none of the services related to amounts billed by the Company’s independent public accountants were pre-approved by the Audit Committee.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

Exhibit	Name of Exhibit
No.

3.1(1)	Certificate of Incorporation of American Electric Automobile Company, Inc., dated May 9, 1996
3.2(2)	Certificate of Amendment to Certificate of Incorporation of American Electric Automobile Company, Inc., dated July 16, 2002
3.3(3)	Certificate of Amendment to Certificate of Incorporation of American Entertainment & Animation Corporation, dated February 25, 2005
3.4(3)	Certificate of Amendment of Certificate of Incorporation of Silver Dragon Resources Inc., dated September 23, 2011
3.5(9)	Amended and Restated Bylaws
4.1(8)	Form of Warrant
4.2(4)	Company Note dated February 15, 2011 between Silver Dragon Resources Inc. and Tonaquint, Inc.
4.3(4)	Warrant to Purchase Shares of Common Stock issued to Tonaquint, Inc. and dated February 15, 2011

10.1(5)	Asset Purchase Agreement dated as of March 16, 2006 among Silver Dragon Resources Inc., Sino Silver Corp. and Sanhe Sino-Top Resources and Technologies, Ltd.
10.2(7)	Consulting Services Agreement dated November 1, 2010 between Silver Dragon Resources Ltd., Silver Dragon Resources Inc. and Travellers International Inc. and Marc Hazout
10.3(7)	Equity Transfer Contract dated July 4, 2008 by and between Silver Dragon Resources Inc. and Exploration Unit of North China Nonferrous Geological Exploration Bureau
10.4(7)	Equity Transfer Agreement dated July 4, 2008 regarding Sanhe Sino-Top Resources & Technologies, Ltd. between Silver Dragon Resources Inc. and Zhou Lin
10.5(6)	Order Approving Stipulation for Settlement of Claim in the matter entitled Socius CG II, Ltd. v. Silver Dragon Resources Inc. filed on January 27, 2011
10.6(4)	Note and Warrant Purchase Agreement dated February 15, 2011 by and between Silver Dragon Resources Inc. and Tonaquint, Inc.
10.7(4)	Form of Buyer Trust Deed Note dated February 15, 2011 between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.8(4)	Form of Secured Buyer Note dated February 15, 2011 between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.9(4)	Form of Deed of Reconveyance
10.10(10)	Amendment dated June 10, 2011 to outstanding Buyer Trust Deed Notes between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.11(4)	Form of Request for Full Reconveyance
10.12(4)	Security Agreement dated February 15, 2011 between Silver Dragon Resources Inc. and Tonaquint, Inc.
10.13(8)	Convertible Promissory Note A-04192011 issued to JMJ Financial
10.14(8)	Convertible Promissory Note B-04192011a issued to JMJ Financial
10.15(8)	Convertible Promissory Note B-04192011b issued to JMJ Financial
10.16(8)	Convertible Promissory Note B-04192011c issued to JMJ Financial
10.17(8)	Secured & Collateralized Promissory Note C-04192011a from JMJ Financial
10.18(8)	Secured & Collateralized Promissory Note C-04192011b from JMJ Financial
10.19(8)	Secured & Collateralized Promissory Note C-04192011c issued by JMJ Financial
10.20(8)	Letter Agreement between JMJ Financial and Silver Dragon Resources Inc. dated April 19, 2011
10.21(8)	Additional Default Provisions related to the Convertible Promissory Notes issued to JMJ Financial
10.22	Promissory Note issued April 6, 2011 from GEL Properties, LLC
10.23	Promissory Note issued April 11, 2011 to GEL Properties, LLC ($300,000)
10.24	Amendment #1 dated October 12, 2011 to Promissory Note issued April 11, 2011 to GEL Properties, LLC ($300,000)
10.25	Promissory Note issued April 11, 2011 to GEL Properties, LLC ($100,000)
10.26	Promissory Note issued December 15, 2011 to GEL Properties, LLC ($250,000)
10.27	Promissory Note issued December 15, 2011 to GEL Properties, LLC ($150,000)
10.28	Commercial lease dated December 19, 2011 between Silver Dragon Resources Ltd. and Haute Inc., as amended
10.29	Amendment dated January 31, 2012 between Tonaquint, Inc. and the Company
10.30	Promissory Note issued February 10, 2012 from GEL Properties, LLC
10.31	Promissory Note issued February 10, 2012 to GEL Properties, LLC ($200,000)
10.32	Promissory Note issued February 10, 2012 to GEL Properties, LLC ($150,000)
10.33	Equity Transfer Agreement dated May 28, 2012 between the Company and Den Zuoping

10.34

Joint Venture Contract related to Sino-Top dated January 20, 2005, together with amendments and related agreements dated March 16, 2006, October 31, 2006, July 4, 2008, March 20, 2009, July 3, 2009, December 12, 2009 and September 13, 2011

10.35	Amendment dated April 25, 2012 between JMJ Financial and the Company
10.36	Convertible Promissory Note B-04192011c issued to JMJ Financial
10.37	Secured & Collateralized Promissory Note C-04192011c from JMJ Financial
10.38	Forbearance Agreement dated July 16, 2012 between the Company and Tonaquint, Inc.
10.39	Standstill Agreement dated July 16, 2012 between the Company and JMJ Financial.
10.40	Amended and Restated Forbearance Agreement dated August 23, 2012 between the Company and Tonaquint, Inc.
10.41	First Amendment to Amended and Restated Forbearance Agreement dated October 4, 2012 between the Company and Tonaquint, Inc.
10.42(11)	Loan facility between the Company and Travellers International Inc.
10.43(10)	Letter agreement dated November 29, 2012 between the Company and Asher Enterprises, Inc.
10.44(10)	Letter agreement dated December 6, 2012 between the Company and GEL Properties, LLC
10.45(10)	Letter agreement dated December 13, 2012 between the Company and JMJ Financial
10.46(10)	Letter agreement dated December 20, 2012 between the Company and Tonaquint, Inc.
10.47(10)	Letter agreement effective April 12, 2013 between the Company and Asher Enterprises, Inc.
10.48(10)	Letter agreement effective April 12, 2013 between the Company and GEL Properties, LLC
10.49(10)	Letter agreement effective April 12, 2013 between the Company and JMJ Financial
10.50(10)	Letter agreement effective April 12, 2013 between the Company and Tonaquint, Inc.
10.51	Amendment dated June 3, 2013 between the Company and Tonaquint, Inc.
10.52	Letter agreement effective July 10, 2013 between the Company and Asher Enterprises, Inc.
10.53	Letter agreement effective August 8, 2013 between the Company and GEL Properties, LLC
10.54	Letter agreement effective August 8, 2013 between the Company and JMJ Financial
10.55	Letter agreement effective August 8, 2013 between the Company and Tonaquint, Inc.
10.56	Letter agreement effective November 8, 2013 between the Company and GEL Properties, LLC
10.57	Letter agreement effective November 8, 2013 between the Company and JMJ Financial
10.58	Letter agreement effective November 8, 2013 between the Company and Asher Enterprises, Inc.
10 59	Letter agreement effective November 13, 2013 between the Company and Tonaquint, Inc.
10.60	Letter agreement effective November 27, 2013 between the Company and Tonaquint, Inc.
10.61	Consulting agreement effective September 1, 2012 between the Company and Manuel Chan
10.62	Letter agreement effective March 27, 2014 between the Company and Tonaquint, Inc.
10.63	Letter agreement effective March 25, 2014 between the Company and Gel Properties, LLC.
10.64	Letter agreement effective March 25, 2014 between the Company and JML Financial
10.65	Letter agreement effective March 25, 2014 between the Company and Asher Enterprises, Inc.

21.1	Subsidiaries of the Company (included in Item 1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH* XBRL Taxonomy Extension Schema Document
101.CAL*XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*XBRL Taxonomy Extension Label Linkbase Document
101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Form 10-SB filed on February 23, 2000
(2)	Incorporated by reference to Form 10-SB/A filed on July 17, 2002
(3)	Incorporated by reference to Form 8-K filed September 26, 2011
(4)	Incorporated by reference to Form 8-K filed February 18, 2011
(5)	Incorporated by reference to Form 8-K filed March 24, 2006
(6)	Incorporated by reference to Form 8-K filed on January 28, 2011
(7)	Incorporated by reference to Form 10-K for the year ended December 31, 2010 filed on March 22, 2011
(8)	Incorporated by reference to Form 8-K filed on April 21, 2011
(9)	Incorporated by reference to Form 8-K filed on August 4, 2011
(10)	Incorporated by reference to Form 10-K for the year ended December 31, 2012 filed on April 26, 2013
(11)	Incorporated by reference to Item 1.01 of Form 8-K filed on November 26, 2012, as supplemented by the Item 1.01 disclosure of Form 8-Ks filed on March 6, 2013 and April 30, 2013

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

Dated: March 31, 2014

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc M. Hazout	President and Chief Executive Officer, and	March 31, 2014
Marc M. Hazout	Director (principal executive, financial and accounting officer)

/s/ Manuel Chan	Director	March 31, 2014
Manuel Chan

/s/ Glen MacMullin	Director	March 31, 2014
Glen MacMullin

/s/ Haijun Tang	Director	March 31, 2014
Haijun Tang

/s/ Charles McAlpine	Director	March 31, 2014
Charles McAlpine

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

(EXPRESSED IN UNITED STATES FUNDS)

CONTENTS

Report of the Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2013 and 2012, and Cumulative for the Period from May 9, 1996 (Date of Inception) Through to December 31, 2013	F-4
Consolidated Statements of Stockholders’ (Deficit) Equity, Cumulative for the Period from May 9, 1996, (Date of Inception) Through December 31, 2013	F-5-F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012, and Cumulative for the Period from May 9, 1996, (Date of Inception) Through December 31, 2013	F-9
Notes to the Consolidated Financial Statements	F-10-F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
Silver Dragon Resources Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Silver Dragon Resources Inc. and Subsidiaries (a Delaware corporation in the exploration stage) as of December 31, 2013 and 2012, and the consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2013, and cumulative from inception (May 9, 1996) through to December 31, 2013, except as explained as follows: we did not audit the cumulative data from May 9, 1996 to December 31, 2004. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2004, is based solely on the report of other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Dragon Resources Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has experienced operating losses since inception and expects to incur further losses in the development of its business. Management has been unable to secure additional financing to meet its cash requirements, including ongoing working capital requirements, cash contributions for its equity investment and funds to repay all or certain of its convertible notes. There is no assurance of additional funding in any form, being available or available on acceptable terms. If management is unable to secure additional funding and or extend the pay off dates for its convertible note obligations beyond June 30, 2014, the Company may be forced to dilute its equity investment which will occur if it is not able to make the required contributions in the amounts and dates as specified under note 18(c) or may ultimately have to file for bankruptcy. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization values may be substantially different from Carrying values as shown. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/SF Partnership, LLP
CHARTERED ACCOUNTANTS

Toronto, Canada
March 31, 2014

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash	$226,937	$13,406
Other receivables (note 6)	20,488	224,700
Deferred expenses	55,999	55,999
Prepaid expenses	35,319	30,141
Total current assets	338,743	324,246

Deferred expenses	42,000	98,000
Plant and equipment, net (note 7)	207,968	335,108
Equity investment (note 8)	3,680,774	4,743,949

Total assets	$4,269,485	$5,501,303

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Advance credit note (note 9)	$1,069,279	$-
Accounts payable	722,700	694,043
Accrued liabilities	704,590	586,402
Promissory note payable (note 10)	166,623	166,623
Convertible notes payable (note 11)	3,298,054	2,689,132
Related party payable (note 12)	-	189,046
Total liabilities	5,961,246	4,325,246

Capital stock (note 13)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized (2012 – 300,000,000), 267,999,611 shares issued and outstanding (2012 – 267,999,611 issued and outstanding)	26,915	26,915
Additional paid-in capital (note 13)	46,569,009	46,569,009
Treasury (550,000 shares)	(209,000)	(209,000)
Deficit accumulated during the exploration stage	(48,197,148)	(45,289,466)
Accumulated comprehensive income	118,463	78,599
Stockholders’ (deficit) equity	(1,691,761)	1,176,057

Total liabilities and stockholders’ (deficit) equity	$4,269,485	$5,501,303

Going concern (note 2)
Commitments and contingencies (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Years ended December 31, 2013 and 2012, and
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2013

			For the period
			from May 9,
			1996 (date of
	December	December	inception) to
	31, 2013	31, 2012	December 31,
			2013

Operating expenses
Exploration	$-	$–	$7,174,048
General and administrative	1,208,001	1,649,842	30,788,219
Write-off of Mexican assets	-	–	3,242,039
Total operating expenses	1,208,001	1,649,842	41,204,306
Loss from operations	(1,208,001)	(1,649,842)	(41,204,306)

Other (expenses) income
Gain on disposal of plant and equipment (note 7)	14,769	-	14,769
Interest expense	(586,395)	(1,343,471)	(3,531,661)
Interest income	-	-	85,553
Loss on settlement	-	(2,195,458)	(2,195,458)
Net loss on equity investment (note 8)	(1,063,175)	(1,193,785)	(3,537,137)
Forgiveness of debt	-	-	38,871
Gain on sale of interest in subsidiary	-	-	1,816,733
(Loss) gain on sale of interest in mining property (note 8)	(64,880)	1,143,371	1,078,491
Non-recurring items	-	-	(713,269)
Total other (expenses) income	(1,699,681)	(3,589,343)	(6,943,108)

Loss before income taxes	(2,907,682)	(5,239,185)	(48,147,414)
Provision for income taxes (note 15)	-	-	–

Net loss from continuing operations, after tax
	(2,907,682)	(5,239,185)	(48,147,414)
Minority interest	-	-	253,021
Loss from discontinued operations (net of tax)	-	-	(302,755)

Net loss	(2,907,682)	(5,239,185)	(48,197,148)
Other comprehensive income (loss)
Foreign exchange gain (loss)	39,864	(36,388)	118,463

Comprehensive loss	$(2,867,818)	$(5,275,573)	$(48,078,685)

Net loss per common share – basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	267,999,611	215,626,389

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ (Deficit) Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2013

				Deficit
	Common Stock			Accumulated			Accumulated
			Additional	During the			Comprehensive	Total
			Paid-in	Exploration	Stock	Treasury	Income	Stockholders’
	Number of	Amount	Capital	Stage	Subscription	Stock	(Loss)	(Deficit) Equity
	Shares	$	$	$	$	$	$	$

Shares issued to founders	388,334	39	1,126	-	-	-	-	1,165
Share issued	413,333	41	47,564	(1,060)	-	-	-	46,545
Net loss, 1996	-	-	-	(14,198)	-	-	-	(14,198)
Balance, December 31, 1996	801,667	80	48,690	(15,258)	-	-	-	33,512

Share issued	116,999	12	88,638	-	-	-	-	88,650
Net loss, 1997	-	-	-	(142,622)	-	-	-	(142,622)
Balance, December 31, 1997	918,666	92	137,328	(157,880)	-	-	-	(20,460)

Share issued	69,334	7	57,994	-	-	-	-	58,001
Net loss, 1998	-	-	-	(54,404)	-	-	-	(54,404)
Balance, December 31, 1998	988,000	99	195,322	(212,284)	-	-	-	(16,863)

Share issued	203,918	20	191,999	-	(4,000)	-	-	188,019
Forgiveness of debt of related party	-	-	23,000	-	-	-	-	23,000
Net loss, 1999	-	-	-	(181,898)	-	-	-	(181,898)
Balance, December 31, 1999	1,191,918	119	410,321	(394,182)	(4,000)	-	-	12,258

Share issued for services	4,950,333	495	695,435	-	(278,539)	-	-	417,391
Shares cancelled	(453,100)	(45)	(169,867)	-	157,791	-	-	(12,121)
Forgiveness of debt reclassification	-	-	(23,000)	-	-	-	-	(23,000)
Net loss, 2000	-	-	-	(419,296)	-	-	-	(419,296)
Balance, December 31, 2000	5,689,151	569	912,889	(813,478)	(124,748)	-	-	(24,768)

Share issued for services	1,179,415	118	89,784	-	-	-	-	89,902
Cash received for subscription	-	-	-	-	124,748	-	-	124,748
Other adjustment	-	-	-	1	-	-	-	1
Net loss, 2001	-	-	-	(339,546)	-	-	-	(339,546)
Balance, December 31, 2001	6,868,566	687	1,002,673	(1,153,023)	-	-	-	(149,663)

Shares issued	29,859,173	2,986	386,394	-	-	-	-	389,380
Shares cancelled	(21,978,215)	(2,198)	7	-	-	-	-	(2,191)
Stock warrants issued	-	-	31,000	-	-	-	-	31,000
Stock warrants exercised	3,255,880	326	-	-	-	-	-	326
Net loss, 2002	-	-	-	(570,874)	-	-	-	(570,874)
Balance, December 31, 2002	18,005,404	1,801	1,420,074	(1,723,897)	-	-	-	(302,022)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ (Deficit) Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2013 (continued)

	Common Stock			Deficit
				Accumulated			Accumulated
			Additional	During the			Comprehensive	Total
			Paid-in	Exploration	Stock	Treasury	Income	Stockholders’
	Number of	Amount	Capital	Stage	Subscription	Stock	(Loss)	(Deficit) Equity
	Shares	$	$	$	$	$	$	$
Balance, December 31, 2002 (carried forward)	18,005, 404	1,801	1,420,074	(1,723,897)	-	-	-	(302,022)

Share issued for services	4,927,411	493	150,833	-	-	-	-	151,326
Shares returned	(66,300)	(7)	(1,319)	-	-	-	-	(1,326)
Net loss, 2003	-	-	-	(414,601)	-	-	-	(414,601)
Balance, December 31, 2003	22,866,515	2,287	1,569,588	(2,138,498)	-	-	-	(566,623)

Share issued	575,000	58	24,942	-	-	-	-	25,000
Short swing profits of shareholder	-	-	50,496	-	-	-	-	50,496
Net loss, 2004	-	-	-	(399,028)	-	-	-	(399,028)
Balance, December 31, 2004	23,441,515	2,345	1,645,026	(2,537,526)	-	-	-	(890,155)

Shares issued	15,729,018	1572	2,612,433	-	(9,500)	-	-	2,604,505
Shares cancelled	(3,500,000)	(350)	(724,650)	-	-	-	-	(725,000)
Net loss, 2005	-	-	-	(584,879)	-	-	-	(584,879)
Balance, December 31, 2005	35,670,533	3,567	3,532,809	(3,122,405)	(9,500)	-	-	404,471

Share issued	25,790,000	2,579	13,949,985	-	458,500	-	-	14,411,064
Warrants issued	-	-	4,941,036	-	-	-	-	4,941,036
Share issuance costs	-	-	(63,237)	-	-	-	-	(63,237)
Treasury stock	-	-	-	-	-	(392,830)	-	(392,830)
Other comprehensive loss	-	-	-	-	-	-	(1,562)	(1,562)
Net loss, 2006	-	-	-	(8,692,208)	-	-	-	(8,692,208)
Balance, December 31, 2006	61,460,533	6,146	22,360,593	(11,814,613)	449,000	(392,830)	(1,562)	10,606,734

Shares issued	8,362,000	836	7,114,194	-	(334,000)	-	-	6,781,030
Treasury stock	(276,545)	(27)	(392,803)	-	-	392,830	-	-
Warrants issued	-	-	2,717,020	-	-	-	-	2,717,020
Options issued	-	-	459,959	-	-	-	-	459,959
Share issuance costs			(75,000)					(75,000)
Other comprehensive loss	-	-	-	-	-	-	(18,141)	(18,141)
Net loss, 2007	-	-	-	(10,665,000)	-	-	-	(10,665,000)
Balance, December 31, 2007	69,545,988	6,955	32,183,963	(22,479,613)	115,000	-	(19,703)	9,806,602

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ (Deficit) Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2013 (continued)

	Common Stock			Deficit
		Amount		Accumulated			Accumulated
			Additional	During the			Comprehensive	Total
	Number of		Paid-in	Exploration	Stock	Treasury	Income	Stockholders’
	Shares		Capital	Stage	Subscription	Stock	(Loss)	(Deficit) Equity
		$	$	$	$	$	$	$
Balance, December 31, 2007 (carried forward)	69,545,988	6,955	32,183,963	(22,479,613)	115,000	-	(19,703)	9,806,602

Shares issued for cash	8,349,167	835	1,141,023	-	-	-	-	1,141,858
Shares issued for settlement	2,833,333	283	398,050	-	(165,000)	-	-	233,333
Shares issued for services	1,450,000	145	156,855	-	-	-	-	157,000
Shares issued for compensation	875,000	87	135,663	-	-	-	-	135,750
Shares issued for settlement of due to related parties	1,200,000	120	107,880	-	-	-	-	108,000
Shares issued for cash pursuant to
exercise of warrants	500,000	50	74,950	-	-	-	-	75,000
Warrants issued for cash	-	-	260,642	-	-	-	-	260,642
Warrants issued for settlement of due to related parties	-	-	192,000	-	-	-	-	192,000
Warrants issued for services	-	-	44,600	-	-	-	-	44,600
Options issued for services	-	-	82,200	-	-	-	-	82,200
Share issuance costs	-	-	(6,562)	-	-	-	-	(6,562)
Shares to be returned	-	-	-	-	(67,500)	-	-	(67,500)
Other comprehensive loss	-	-	-	-	-	-	77,949	77,949
Net loss, 2008	-	-	-	(3,969,299)	-	-	-	(3,969,299)
Prior period adjustment	-	-	-	(417,477)	-	-	-	(417,477)
Balance, December 31, 2008	84,753,488	8,475	34,771,264	(26,866,389)	(117,500)	-	58,246	7,854,096

Share issued for cash	4,729,198	473	489,232	-	-	-	-	489,705
Shares issued for services	2,490,000	249	347,909	-	-	-	-	348,158
Shares issued for compensation	175,000	18	14,857	-	-	-	-	14,875
Shares issued for property	550,000	55	208,945	-	-	(209,000)	-	-
Warrants issued for cash	-	-	728,771	-	-	-	-	728,771
Warrants issued for services	-	-	1,442,484	-	-	-	-	1,442,484
Options issued for services	-	-	24,134	-	-	-	-	24,134
Share issuance costs	-	-	(54,877)	-	-	-	-	(54,877)
Shares returned	(1,100,000)	(110)	(201,390)	-	117,500	-	-	(84,000)
Accumulated comprehensive loss	-	-	-	-	-	-	(17,742)	(17,742)
Net loss, 2009	-	-	-	(4,869,373)	-	-	-	(4,869,373)
Balance, December 31, 2009	91,597,686	9,160	37,771,329	(31,735,762)	-	(209,000)	40,504	5,876,231

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ (Deficit) Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2013 (continued)

	Common Stock			Deficit
				Accumulated			Accumulated
			Additional	During the			Comprehensive	Total
	Number of		Paid-in	Exploration	Stock	Treasury	Income	Stockholders’
	Shares	Amount	Capital	Stage	Subscription	Stock	(Loss)	(Deficit) Equity
		$	$	$	$	$	$	$
Balance, December 31, 2009 (carried forward)	91,597,686	9,160	37,771,329	(31,735,762)	-	(209,000)	40,504	5,876,231

Share issued for cash	4,038,237	404	468,298	-	-	-	-	468,702
Shares issued for services	3,092,094	309	790,076	-	-	-	-	790,385
Warrants issued for cash	-	-	264,298	-	-	-	-	264,298
Warrants issued for services	-	-	274,067	-	-	-	-	274,067
Share issuance costs	-	-	(26,497)	-	-	-	-	(26,497)
Beneficial conversion feature	-	-	99,841	-	-	-	-	99,841
Accumulated comprehensive loss	-	-	-	-	-	-	(19,150)	(19,150)
Net loss, 2010	-	-	-	(4,318,318)	-	-	-	(4,318,318)
Balance, December 31, 2010	98,728,017	9,873	39,641,412	(36,054,080)	-	(209,000)	21,354	3,409,559

Shares issued for cash	2,812,500	281	249,719	-	-	-	-	250,000
Shares issued for services	1,490,000	149	174,426	-	-	-	-	174,575
Shares issued on conversion of notes	27,736,036	2,774	1,352,849	-	-	-	-	1,355,623
Shares issued for settlement of debt	5,883,896	588	434,085	-	-	-	-	434,673
Shares cancelled	(750,000)	(75)	(83,550)	-	-	-	-	(83,625)
Warrants issued for cash	-	-	80,389	-	-	-	-	80,389
Warrants issued for services	-	-	373,695	-	-	-	-	373,695
Shares issued on financing	500,000	50	24,950	-	-	-	-	25,000
Share issuance costs	-	-	(8,750)	-	-	-	-	(8,750)
Beneficial conversion feature	-	-	1,641,770	-	-	-	-	1,641,770
Accumulated comprehensive loss	-	-	-	-	-	-	93,633	93,633
Net loss, 2011	-	-	-	(3,996,201)	-	-	-	(3,996,201)

Balance, December 31, 2011	136,400,449	13,640	43,880,995	(40,050,281)	-	(209,000)	114,987	3,750,341

Shares issued for cash	700,000	70	20,930	-	-	-	-	21,000

Shares issued for services	457,143	46	25,954	-	- -		-	26,000
Shares issued on conversion of notes	130,442,019	13,159	1,574,634	-	-	-	-	1,587,793

Warrants issued for services	-	-	117,925	-	- -		-	117,925
Beneficial conversion feature	-	-	948,571	-	-	-	-	948,571
Accumulated comprehensive loss	-	-	-	-			(36,388)
Net loss, 2012	-	-		(5,239,185)	-	-		(5,239,185)

Balance, December 31, 2012	267,999,611	26,915	46,569,009	(45,289,466)	-	(209,000)	78,599	1,176,057

Accumulated comprehensive loss	-	-		-	-	-	39,864	39,864
Net loss, 2013	-	-	-	(2,907,682)	-	-	-	(2,907,682)
Balance, December 31, 2013	267,999,611	26,915	46,569,009	(48,197,148)	-	(209,000)	118,463	(1,691,761)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years ended December 31, 2013 and 2012, and
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2013

			For the period
			from May 9, 1996(date of
	December 31,	December 31,	inception) through
	2013	2012	December 31, 2013

Cash flows from operating activities
Net loss	$(2,907,682)	$(5,239,185)	$(48,197,148)
Net loss from discontinued operations	-	-	302,755
Net loss from continuing operations excluding minority interest	(2,907,682)	(5,239,185)	(47,894,393)
Adjustments for:
Gain on disposal of plant and equipment	(14,769)	-	(14,769)
Depreciation	127,140	90,127	789,220
Amortization of deferred costs	56,000	99,083	391,825
Loss (gain) on sale of investment	64,880	(1,143,371)	(1,078,491)
Net loss from equity investment	1,063,175	1,193,785	3,537,137
Interest on convertible notes payable	-	-	145,060
Shares issued for services	-	26,000	8,590,071
Warrants and options issued for services	-	117,925	3,991,090
Amortization of beneficial conversion feature	-	1,790,637	2,337,940
Write-down of mineral rights	-	-	3,411,309
Write-down of assets	-	-	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivables	204,212	(142,909)	(27,343)
Prepaid expenses	(5,178)	(23,582)	48,412
Accounts payable	28,657	167,773	2,359,873
Accrued liabilities	118,188	239,823	673,755
Other	-	-	778,688
Net cash used in operating activities	(1,265,377)	(2,823,894)	(23,351,367)

Cash flows from investing activities
Investments in mineral rights	-	-	(1,920,441)
(Disbursements) proceeds from sale of investment	(64,880)	1,164,020	1,099,140
Proceeds on disposal of plant and equipment	14,769	-	14,769
Additional contribution to Sino-Top	-	(1,630,240)	(5,281,795)
Acquisition of plant and equipment	-	(381,473)	(1,362,959)
Other	-	-	4,364,090
Net cash used in investing activities	(50,111)	(847,693)	(3,087,196)

Cash flows from financing activities
Advances on credit note	1,069,279	-	1,069,279
Proceeds from issuance of common stock and warrants	-	21,000	18,168,492
Share issuance costs	-	-	(206,686)
Related party payable	-	189,046	1,381,968
Repayments of related party payable	(189,046)	-	(911,859)
Minority interest	-	-	253,021
Promissory note payable	-	-	516,623
Write-down of promissory note payable	-	-	(350,000)
Issuance of convertible notes payable	608,922	3,396,767	6,641,276
Other	-	-	(59,609)
Net cash provided by financing activities	1,489,155	3,606,813	26,502,505

Effect of exchange rate on cash	39,864	(36,388)	162,995
Increase (decrease) in cash	213,531	(101,162)	226,937
Cash - beginning of year	13,406	114,568	-
Cash - end of year	$226,937	$13,406	$226,937

Supplemental cash flow information (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

1 . Nature of Business and Basis of Presentation

Silver Dragon Resources Inc. was incorporated on May 9, 1996 in the State of Delaware and its executive office is in Toronto, Canada. It carries out operations in Canada and China . Silver Dragon Resources Inc. and its subsidiaries (collectively referred to as “Silver Dragon” or the “Company”) are in the exploration stage as defined by Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 915 “Accounting and Reporting For Development Stage Entities. ”

The Company’s strategy is to acquire and develop a portfolio of silver properties in proven silver districts globally. To date, the Company has generated no sales and has devoted its efforts primarily to financing, by issuing common shares and convertible debt, and exploring its properties.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States funds.

2. Going Concern and Exploration Stage Activities

These consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

At December 31, 2013, the Company had a working capital deficit of $5,622,503 (December 31, 2012 –$4,001,000), had not yet achieved profitable operations, incurred a net loss of $2,907,682 for the year ended December 31, 2013 (2012 – $5,239,185), has accumulated losses of $48,197,148 since its inception and expects to incur further losses in the development of its business. These factors cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations. Management has been unable to secure additional financing to meet its cash requirements, including ongoing working capital, cash contributions for its equity investment and funds to repay all or certain of its convertible note holders. There is no assurance of additional funding in any form, being available or available on acceptable terms. In addition, as noted under note 18, the Company received extensions of its obligations to repay the convertible note holders from a date of March 31, 2014 to June 30, 2014. Further, as noted under note 11, the Company has forbearance agreements in place with its convertible note holders. If management is unable to secure additional funding and/or extend the payoff date for its convertible note obligations beyond June 30, 2014, the Company may be forced to dilute its equity investment which will occur if it is not able to make the required contributions in the amounts and dates as specified under note 18 (c) or may ultimately have to file for bankruptcy. Realization values may be substantially different from carrying values as shown. These consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company were unable to continue as a going concern.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

3. Summary of Significant Accounting Policies

a) Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Silver Dragon Resources Ltd. (a Canadian corporation) and Silver Dragon Mining De Mexico S.A. de C.V and Silver Dragon Resources de Mexico S.A. de C.V. ( Mexican corporation) . All significant inter-company balances and transactions have been eliminated on consolidation. The Company’s 40% ownership in Sanhe Sino-Top Resources & Technology, Ltd. (a China corporation) (“Sino-Top”) is recorded on the equity basis.

b) Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Significant areas requiring the use of estimates relate to the estimated useful lives of plant and equipment and valuation of equity investments. Actual results could differ from these estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become available.

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

The Company has designated its cash as held for trading, which is measured at fair value. Advance credit note, accounts payable, accrued liabilities, promissory and convertible notes payable and related party payables are classified as other liabilities, which are measured at amortized cost, which approximates fair value due to their short-term nature. Other receivables are classified as loans and receivables, which are measured at amortized cost, which approximates fair value due to their short-term nature.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

3. Summary of Significant Accounting Policies continued

e) Fair Value of Financial Instruments

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

The fair value of cash is measured using Level 1 inputs.

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

3. Summary of Significant Accounting Policies continued

f) Mineral rights

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

g) Equity investment

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

h) Income taxes

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

i) Revenue recognition

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

3. Summary of Significant Accounting Policies continued

j) Plant and equipment

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

k) Loss per share

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

l) Stock-based compensation

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

m) Asset retirement obligations

The Company recognizes liabilities for statutory, contractual or legal obligations associated with the reclamation of mineral properties. Initially, a liability for an asset retirement obligation is recognized at its fair value in the period in which it is incurred and the corresponding asset retirement cost is added to the carrying amount of the related asset. The cost is amortized over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability is adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation. As at December 31, 2013, the Company had not incurred any asset retirement obligations related to the exploration of its mineral properties.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

3. Summary of Significant Accounting Policies continued

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

p) Foreign currency translation

The Company accounts for foreign currency translation pursuant to ASC 830, “Foreign Currency Matters” . The Company’s functional currency is United States dollars. For operations in Mexico, the local currency is the functional currency. All assets and liabilities denominated in Mexican Pesos are translated into United States dollars using the current exchange rate. Revenues and expenses are translated using average exchange rates during the year. Foreign exchange gains or losses are included in consolidated other comprehensive loss for the period. The functional currency of the equity investment in China is United States dollars. Net income or loss recorded on the equity basis is translated using average exchange rates during the year.

4. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the year ended December 31, 2013, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

5. Financial Instruments

The carrying value of cash, other receivables, advance credit note, accounts payable, accrued liabilities, promissory note payable, convertible notes payable and related party payables approximated their fair value as of December 31, 2013 and December 31, 2012 due to their short-term nature.

Interest and Credit Risk

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from its financial instruments.

Currency Risk

While the reporting currency is the United States Dollar, $99,974 of consolidated expenses for the year ended December 31, 2013 are denominated in Mexican Pesos; and $840,058 of consolidated expenses for the year ended December 31, 2013 are denominated in Canadian Dollars. As at December 31, 2013, $1,144,110 of the net monetary liabilities are denominated in Mexican Pesos; and $24,017 of the net monetary assets are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Other Receivables

In May 2012, the Company entered into an agreement to sell its investment in Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng”) for RMB7.4 million or $1,164,020. As at December 31, 2013, RMB100,000 or $16,520 remains outstanding. Also included in other receivables are commodity taxes receivable of $3,968.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

7 . Plant and Equipment, net

			December 31,	December 31,
		Accumulated	2013	2012
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$36,338	$4,221	$5,983
Office equipment	45,720	34,622	11,098	13,831
Leasehold improvements	381,558	188,909	192,649	315,294
	$467,837	$259,869	$207,968	$335,108

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

During the year ended December 31, 2013, the Company disposed of certain leasehold improvements which had been fully depreciated, resulting in a gain of $14,769. The gain is disclosed in the consolidated statements of operations and comprehensive loss under gain on disposal of plant and equipment.

8. Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China (“Sino-Top”)

The Company owns 40% of Sino-Top, whose assets mainly consist of six exploration properties.

In May 2012, the Company entered into an agreement to sell its investment in Chifeng to a private Chinese investor for RMB7.4 million or $1,164,020 and recognized a gain of $1,143,371 on the transaction. During the current year, the Company was charged RMB400,000 or $64,880 for additional expenses relating to this sale, which is disclosed in the consolidated statements of operations and comprehensive loss under (loss) gain on sale of interest in mining property.

The Company is required to fund its equity share of ongoing operations at Sino Top. At a Sino-Top meeting of its board of directors held on May 13, 2013, a budget was finalized and the Company’s funding requirements total approximately RMB40 million or $6,608,000. This funding is currently outstanding. See under note 18 (c).

	2013	2012
Carrying value of investment at December 31, 2012	$4,743,949	$4,328,143
Additional investment and advances	-	1,630,240
Adjusted cost base of property sold	-	(20,649)
40% share of net loss for the year ended December 31, 2013	(1,063,175)	(1,193,785)
Carrying value of investment at December 31, 2013	$3,680,774	$4,743,979

Share of loss for the year ending December 31:

	2013	2012
Exploration expenses	$(807,877)	$(784,492)
General and administrative expenses	(255,298)	(409,293)
Share of loss for the year (at 40%)	$(1,063,175)	$(1,193,785)

Summarized unaudited financial data of Sino-Top for the years ended December 31:

	2013	2012
Revenue	$-	$-
Net loss	$(2,657,938)	$(2,984,462)
Current assets	$1,217,696	$2,068,185
Total assets	$2,173,338	$2,553,695
Current liabilities	$6,875,663	$4,367,162
Total liabilities	$6,875,663	$4,367,162

9. Advance Credit Note

During the fourth quarter, the Company received advances on a note, in the amount of $1,069,279, from a private investor. A significant portion of the funds were disbursed before year-end, to settle certain outstanding obligations and payables. The Company and the private investor have not resolved definitive agreements, nor has the investor funded the remaining amounts required to complete the initial closing. Due to funding delays by the investor and changes in the investor's offer, the Company’s board of directors has determined not to proceed with the contemplated transaction. The Company is seeking to resolve the treatment of the initial $1,069,279 with the investor, and may be required to return such funds, with or without interest, to the investor.

10. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 with a carried interest rate of 5% per month, unsecured, and no maturity date. During the year ended December 31, 2013, the Company accrued interest of $99,974 (2012 - $99,974) .

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

11. Convertible Notes Payable

	Secured	Convertible	Convertible
	Convertible	Redeemable	Promissory	Convertible	Total
	Promissory	Note (b)	Note (c)	Notes (d)
	Note (a)

Balance, December 31, 2011	$1,931,806	$220,345	$1,039,662	$98,779	$3,290,592
Issued	-	336,000	500,000	135,000	971,000
Deferred Financing
Costs Capitalized	-	14,000	25,000	-	39,000
Cancelled	-	(450,000)	(425,000)	-	(875,000)

Warrant accretion	58,000	-	-	-	58,000

Beneficial
Conversion Feature, net of accretion	(318,317)	84,034	11,367	33,286	(189,630)
Interest Accrual	196,535	70,575	(20,441)	3,524	250,193
Converted	(513,944)	(110,400)	(609,688)	(172,500)	(1,406,532)
Accretion of
Financing Costs	87,475	4,729	13,757	-	105,961
Offset of Notes
Receivable	(317,808)	-	(975,000)		(1,292,808)

Settlement	1,006,301	102,217	634,427	(4,589)	1,738,356

Balance, December 31, 2012	2,130,048	271,500	194,084	93,500	2,689,132
Interest and other charges	476,392	10	10,010	10	486,422
Issued	122,500	-	-	-	122,500
Balance, December 31, 2013	$2,728,940	$271,510	$204,094	$93,510	$3,298,054

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

11. Convertible NotesPayable , continued

(a)

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
December 31, 2013 and 2012

11. Convertible Notes Payable, continued

(a)

On December 19, 2012, the Company entered into a payoff agreement and as a result of the agreement the secured buyer notes receivable were offset against the secured convertible promissory note payable.

In addition, on December 19, 2012, the Company entered into a letter of agreement with the holder of the convertible note, pursuant to which the Company agreed to pay $2,130,048 on or before March 31, 2013. Such payment will constitute payment in full of any and all obligations due and owing under the convertible note and certain other agreements between the parties.

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

On April 12, 2013, the Company entered into a supplemental letter of agreement with the holder of the convertible note providing, amount other things, that if the Company agrees to pay $2,130,048 by June 30, 2013, such payment would constitute payment in full of any and all obligations due and owing under the secured convertible promissory note.

On June 3, 2013, the Company entered into an Amendment to the original agreements which consist of the note and warrant purchase agreement dated February 15, 2011 with the lender, secured convertible promissory note of the Company in the principal amount or $2,766,500, 10 secured notes in favor of the Company (each, a “Buyer Note”) and a warrant to purchase common stock of the Company. Under the Amendment, the lender agreed to accelerate payment of a portion of the amounts payable to the Company under the tenth Buyer Note. The aggregate amount the lender agreed to accelerate was $120,000 (the “Payoff Amount”), which the parties agreed was satisfaction in full of the aggregate principal amount owing under the tenth Buyer Note of $200,000. The Company and the buyer agreed that the amount, $120,000, once paid to the Company, will become a Conversion Eligible Tranche under the Note in the amount of $220,000 plus interest and other amounts accrued under the Note.

The Payoff Amount was payable in two installments. The first payment of $60,000 was paid upon execution of the Amendment of June 3, 2013. If the Company met all of the Second Payment Conditions at any time during the period beginning July 3, 2013 and continuing until November 30, 2013, the lender would pay the second payment of $60,000. Although the Company had not yet met all of the Second Payment Conditions, the lender agreed to advance the second payment of $60,000 on August 2, 2013 and the Company received such payment.

On August 7, 2013, the Company and the lender entered into a second supplemental letter of agreement, pursuant to which the lender agreed to extend the Payoff Date to September 30, 2013. In consideration for the extension to the payoff date, the Company agreed to increase the outstanding balance of certain notes and other obligations to the lender by $30,000. All other terms and conditions of the original Letter Agreement remains in full force and effect.

On November 13, 2013, the Company and the lender entered into a third supplemental letter agreement, pursuant to which the lender agreed to extend the Payoff Date for the secured convertible promissory note from September 30, 2013 to December 31, 2013. All other terms and conditions of the original Letter Agreement remains in full force and effect.

And, on November 27, 2013, the Company and the lender entered into a fourth supplemental letter agreement, pursuant to which the lender agreed that, if the Company pays $2,500,000 by a fixed time on March 31, 2014, such payment would constitute payment in full of any and all obligations due and owing to the lender pursuant to certain secured convertible promissory note issued by the Company to the lender and certain other agreements between the parties. All other terms and conditions of the original Letter remains in full force and effect.

In consideration of the foregoing, the lender agreed, from the date of the letter of agreement through the Payoff Date, to forbear from exercising any right or remedy in respect of the convertible note and certain other agreements between the parties,, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the Payoff Amount as set forth in the letter of agreement. If the Payoff Amount is not paid by the Payoff Date, the lender’s agreement shall be deemed cancelled.

(b)

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

11. Convertible NotesPayable , continued

(b)	On June 15, 2012, the Company settled a convertible redeemable note payable and a promissory note receivable on a net basis that were issued December 15, 2011 in the amount of $250,000.

On August 31, 2012, the Company settled a convertible redeemable note payable and a promissory note receivable on a net basis that were issued February 10, 2012 in the amount of $200,000.

Each convertible redeemable note payable is convertible into common stock, at the lender’s option at a 30% discount on the lowest close bid price during any four trading days prior to and including the day of conversion. The Company recognized $nil (2012 - $150,000) as the beneficial conversion feature and recorded interest expense of $nil (2012 - $234,606) and a loss on settlement of $nil (2012-$163,288). The beneficial conversion feature was being amortized over the term of the convertible redeemable notes.

Each convertible redeemable note payable reflected an original issue discount of 4% which the Company recorded as deferred financing costs in the amount of $nil (2012 - $14,000). In addition the Company incurred transaction costs of $nil (2012 - $nil) which were capitalized to deferred financing costs. The deferred financing costs were being charged to interest expense over the term of the convertible redeemable notes payable and amounted to $nil (2012 - $21,411) and a loss on settlement of $nil (2012-$14,972).

On December 6, 2012, the Company entered into a payoff agreement and as a result of the agreement the promissory notes receivable was offset against the convertible redeemable notes payable.

In addition, on December 6, 2012, the Company entered into a letter of agreement with the holders of the convertible note, pursuant to which the Company agrees to pay $271,500 on or before the earlier of i) March 31, 2013 or ii) the closing of sale or merger or acquisition of the Company. Such payment will constitute payment in full of any and all obligations due and owing under the convertible note and certain other agreements between the parties.

On April 10, 2013, the Company entered into a supplemental letter of agreement with the holder of the convertible redeemable note providing, among other things, that if the Company agrees to pay $271,500 by June 30, 2013, such payment would constitute payment in full of any and all obligations due and owing under the convertible redeemable note.

On July 30, 2013, the Company and the lender entered into a second supplemental letter of agreement, pursuant to which the lender agreed to extend the Payoff Date to September 30, 2013. In consideration for the extension to the payoff date, the Company agreed to increase the outstanding balance of the convertible redeemable notes and other obligations to the lender by $10. All other terms and conditions of the original Letter Agreements remain in full force and effect.

On November 8, 2013, the Company entered into a third supplemental letter of agreement with the lender, pursuant to which the lender agreed to extend the Payoff Date for the convertible redeemable note owed from September 30, 2013 to March 31, 2014.

In consideration of the foregoing, the lender agreed, from the date of the letter of agreement through the Payoff Date, to forbear from exercising any right or remedy in respect of the convertible redeemable note and certain other agreements between the parties,, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the Payoff Amount as set forth in the letter of agreement. If the Payoff Amount is not paid by the Payoff Date, the lender’s agreement shall be deemed cancelled.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

11. Convertible Notes Payable , continued

(c)	On April 25, 2012, the Company entered into an amendment to cancel the remaining convertible promissory note payable that was issued on April 19, 2011 and the $375,000 receivable.

On April 26, 2012, the Company issued a convertible promissory note payable in the principal amount of $525,000. As consideration the Company received a secured and collateralized promissory note receivable. The convertible promissory note payable bears interest one time at the rate of 5% on the principal amount and is due April 26, 2015. The secured and collateralized promissory note receivable bears interest at a one-time charge of 5.25% per annum, due April 26, 2015.

Each convertible promissory note payable is convertible into common stock, at the lender’s option at a 25% discount on the average of the three lowest closing prices during the 20 trading day period prior to conversion. The Company recognized $nil (2012 - $175,000) as the beneficial conversion feature in accordance with ASC 470 Debt and recorded interest expense of $nil (2012-186,667) and a loss on settlement of $nil (2012-$550,091). The beneficial conversion feature was being amortized over the term of the convertible promissory notes payable.

The lender has agreed to restrict its ability to convert the convertible promissory notes payable and receive shares of common stock such that the number of shares of common stock held by them and their affiliates in the aggregate after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The Company recorded deferred financing costs in the amount of $nil (2012 - $25,000) representing the difference between the face value of the secured convertible note payable and the consideration provided. In addition the Company incurred transactions costs of $nil (2012 - $nil) which were capitalized to deferred financing costs. The deferred financing costs are being charged to interest expense over the term of the secured convertible note payable and amounted to $nil (2012-$38,927) and a loss on settlement of $nil (2012-$139,023).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

11. Convertible Notes Payable , continued

(c)

On July 16, 2012, the Company entered into a standstill agreement to not convert any amount of the convertible promissory notes issued by the Company into common stock and not to resell any common stock of the Company from July 20, 2012 to September 15, 2012 and to commence the settlement process of certain notes receivable and convertible promissory notes payable.

On December 12, 2012, the Company entered into a payoff agreement and as a result of the agreement the secured and collateralized promissory notes receivable was offset against the convertible promissory notes payable.

In addition, on December 12, 2012, the Company entered into a letter of agreement with the holders of the convertible note, pursuant to which the Company agrees to pay $194,084 on or before March 31, 2013. Such payment will constitute payment in full of any and all obligations due and owing under the convertible note and certain other agreements between the parties.

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

On April 9, 2013, the Company entered into a supplemental letter of agreement with the holder of the convertible promissory note providing, amount other things, that if the Company agrees to pay $194,084 by June 30, 2013, such payment would constitute payment in full of any and all obligations due and owing under the convertible promissory note.

On August 7, 2013, the Company and the lender entered into a second supplemental letter of agreement, pursuant to which the lender agreed to extend the Payoff Date to September 30, 2013. In consideration for the extension to the payoff date, the Company agreed to increase the outstanding balance of the convertible promissory note and other obligations to the lender by $10,000. All other terms and conditions of the original Letter Agreements remain in full force and effect.

On November 8, 2013, the Company entered into a third supplemental letter of agreement with the lender, pursuant to which the lender agreed to extend the Payoff Date for the convertible promissory note owed from September 30, 2013 to March 31, 2014. In consideration for the extension to the payoff date, the Company agreed to increase the outstanding balance of the convertible promissory notes and other obligations to the lender by $10. All other terms and conditions of the original Letter Agreements remain in full force and effect.

In consideration of the foregoing, the lender agreed, from the date of the letter of agreement through the Payoff Date, to forbear from exercising any right or remedy in respect of the convertible note and certain other agreements between the parties, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the Payoff Amount as set forth in the letter of agreement. If the Payoff Amount is not paid by the Payoff Date, the lender’s agreement shall be deemed cancelled.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

11. Convertible Notes Payable, continued

(d)

On January 27, 2012, the Company issued a convertible note payable in the principal amount of $42,500, which was settled in full on August 22, 2012. The convertible note payable bears interest at the rate of 8% per annum, is due October 30, 2012, and is unsecured. The convertible note payable is convertible into common stock, at the lender’s option, at a 30% discount to the average of the three lowest closing prices of the common stock during the 10 trading day period prior to conversion.

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

On April 12, 2013, the Company entered into a supplemental letter of agreement with the holder of the convertible notes providing, amount other things, that if the Company agrees to pay $93,500 by June 30, 2013, such payment would constitute payment in full of any and all obligations due and owing under the convertible notes.

On June 27, 2013, the Company and the lender entered into a second supplemental letter of agreement, pursuant to which the lender agreed to extend the Payoff Date to September 30, 2013. In consideration for the extension to the payoff date, the Company agreed to increase the outstanding balance of the convertible notes and other obligations to the lender by $10. All other terms and conditions of the original Letter Agreements remain in full force and effect.

On November 8, 2013, the Company entered into a third supplemental letter of agreement with the lender, pursuant to which the lender agreed to extend the Payoff Date for the convertible notes owed from September 30, 2013 to March 31, 2014.

In consideration of the foregoing, the lender agreed, from the date of the letter of agreement through the Payoff Date, to forbear from exercising any right or remedy in respect of the convertible note and certain other agreements between the parties, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the Payoff Amount as set forth in the letter of agreement. If the Payoff Amount is not paid by the Payoff Date, the lender’s agreement shall be deemed cancelled.

As noted under note 18 (a) and (b), Subsequent Events, subsequent to the year end, the Company obtained extensions of the Payoff Date from each lender.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

12. Related Party Transactions and Balances

	December 31, 2013	December 31, 2012
Related party payable, non-interest bearing, due on demand and unsecured.	$-	$189,046

As at December 31, 2013, unpaid remuneration in the amount of $102,000 (2012 - $138,000) in relation to one director (2012 - two directors) is included in accrued liabilities.

During the year ended December 31, 2013, the Company incurred $324,000, (2012 - $328,894) in management fees paid to a company controlled by a director and officer of the Company for his services as chief executive officer and $72,000 (2012 - $30,000) of accrued fees to a director for management services, included in accrued liabilities. On December 31, 2013, the outstanding amounts for the chief executive officer’s services and for the related party payable consisting of outstanding loans were paid in full.

During the year, the Company incurred $77,595 (2012 - $64,272) in rent paid to a company controlled by a director and officer. Included in prepaids is a rental deposit of $4,809 (2012 - $5,141).

In addition, included under prepaid expenses, as at December 31, 2013, in the consolidated balance sheets, is a prepayment of management fees paid to a company controlled by a director and office of the Company in the amount of $30,510 (2012 - $nil).

These transactions were in the normal course of operations and have been recorded at the exchange amounts which the parties believe to be fair value.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

13. Capital Stock

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
December 31, 2013 and 2012

13. Capital Stock, continued

During the year ended December 31, 2012, the Company issued 36,216,804 common shares pursuant to the conversion of notes of $172,500 principal and $6,900 interest (note 11(d)).

Warrants

As at December 31, 2013, 12,235,000 warrants were outstanding, having an exercise price between $0.06 and $0.50 per share with an average remaining contractual life of 0.32 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2011	22,978,000	$(0.48
Issued during the year	2,225,000	0.06
Expired during the year	(6,400,000)	(0.58)
Forfeited during the year	(5,100,000)	(0.47)
Balance, December 31, 2012	13,703,000	$0.36
Expired during the year	(1,468,000)	(0.27)
Forfeited during the year	-	-
Balance, December 31, 2013	12,235,000	$0.38

As at December 31, 2013, the range of exercise prices of the outstanding warrants were as follows:

			Weighted
	Number of	Average remaining	average exercise
Range of exercise prices	warrants	contractual life	price
$0.06 - $0.50	12,235,000	0.32 years	$0.38

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

14. Supplemental Cash Flow Information

Issuance of convertible notes payable

			For the period
			from May 15,
			1996 (date of
			inception) through
	December 31,	December 31,	December 31,
	2013	2012	2013
			(Unaudited)

Issuance of convertible notes payable	$122,500	$725,000	$5,037,500
Cash advances	-	136,000	1,794,493
Interest and other charges	486,422	(49,560)	667,684
Notes receivable	-	(850,000)	(4,952,500)
Cash repayments on notes receivable	-	1,542,143	2,392,143
Deferred charges	-	999,097	807,869
Settlement of notes payable and receivable	-	894,087	894,087
	$608,922	$3,396,767	$6,641,276

For the year ended December 31, 2013 there were no cash payments or receipts for income taxes (2012 - $nil). Cash payments for interest expense amounted to $nil (2012 - $nil).

15. Income Taxes

The Company’s income tax provision has been calculated as follows:

	2013	2012

Loss before income taxes	$(2,907,682)	$(5,239,185)
Deferred: Expected tax income tax recovery at the combined average statutory rates of 31.72% (2012 – 32.55%)	(922,424)	(1,705,220)
Permanent differences	383,694	506,521
Change in valuation allowance	538,730	1,198,699
Provision for income taxes	$-	$-

The following summarizes the principal temporary differences and related future tax:

Losses carried forward	$11,860,091	$11,321,361
Valuation allowance	(11,860,091)	(11,321,361)
Deferred income tax asset	$-	$-

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
December 31, 2013 and 2012

15. Income Taxes , continued

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

16. Commitments and Contingencies

(a)

On December 19, 2011, the Company entered into a three-year lease agreement with a related party for an office, which was amended during the first quarter to commence from June 1, 2012 and end on May 31, 2015. The future minimum commitment under the lease obligations for office premises are as follows:

2014	$66,510
2015	27,712
$94,222

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

(b)	The Company has committed to provide capital contributions to cover expenses proportionate to its equity interest into Sino-Top.

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
December 31, 2013 and 2012

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

As at December 31, 2013		Corporate		Mexico	China	Total
Equity investment		$-		$-	$3,680,774	$3,680,774
Total assets		$588,711		$-	$3,680,774	$4,269,485

Year ended December 31, 2013		Corporate		Mexico	China	Total
Revenues		$-		$-	$-	$-
Depreciation		$(127,140)		$-	$-	$(127,140)
Loss before income tax		$(1,744,533)		$(99,974)	$(1,063,175)	$(2,907,682)

As at December 31, 2012		Corporate		Mexico	China	Total
Equity investment		$-		$-	$4,743,949	$4,743,949
Total assets		$757,354		$-	$4,743,949	$5,501,303

Year ended December 31, 2012		Corporate		Mexico	China	Total
Revenues		$-		$-	$-	$-
Depreciation	$	(90,127)		$-	$-	$(90,127)
Loss before income tax		$(3,945,426)	$	(99,974)	$(1,193,785)	$(5,239,185)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

18. Subsequent Events

(a)	On March 25, 2014, the Company and the remaining three lenders, agreed to replace all references to March 31, 2014 in the payoff letter with June 30, 2014. The Company will pay each of these three lenders $10 in consideration for this extension to the Payoff Date. All other terms and conditions of the payoff letter remain in full force and effect.

(b)	On March 27, 2014, a lender, Tonaquint, Inc. agreed to replace reference to the Payoff Amount and accept an amount equal to $2,750,000, so long as such payment is made on or before June 30, 2014. All other terms and conditions of the payoff letter remain in full force and effect.

(c)

At the recent Sino-Top board of directors meeting held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 is RMB171,000,000 ($27,531,000) and the Company's contribution is RMB76,000,000  ($12,236,000). The Company's investment in Sino-Top will be diluted to 20% if it does not make a contribution of RMB50,000,000 ($8,050,000) by April 8, 2014 and a further contribution of RMB26,000,000 ($4,186,000) by June 15, 2014, with no further required contributions. These are cumulative amounts and include past contributions which were not made by the Company (note 8).