Form 10-K/A
period 2013-12-31
Silver Dragon Resources Inc.
filed 2014-04-03
CIK 1017290

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

Yes [   ]               No [x]

Explanatory Note

Silver Dragon Resources Inc. (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to our annual report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014 (the “Original Filing”) to provide the interactive data files required by Item 601(b)(101) of Regulation S-K and Sections 405 and 406T of Regulation S-T, which were inadvertently omitted.

No changes have been made to the Original Filing other than to add the information as described above. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

Exhibit	Name of Exhibit
No.

3.1(1)	Certificate of Incorporation of American Electric Automobile Company, Inc., dated May 9, 1996
3.2(2)	Certificate of Amendment to Certificate of Incorporation of American Electric Automobile Company, Inc., dated July 16, 2002
3.3(3)	Certificate of Amendment to Certificate of Incorporation of American Entertainment & Animation Corporation, dated February 25, 2005
3.4(3)	Certificate of Amendment of Certificate of Incorporation of Silver Dragon Resources Inc., dated September 23, 2011
3.5(9)	Amended and Restated Bylaws
4.1(8)	Form of Warrant
4.2(4)	Company Note dated February 15, 2011 between Silver Dragon Resources Inc. and Tonaquint, Inc.
4.3(4)	Warrant to Purchase Shares of Common Stock issued to Tonaquint, Inc. and dated February 15, 2011

10.1(5)	Asset Purchase Agreement dated as of March 16, 2006 among Silver Dragon Resources Inc., Sino Silver Corp. and Sanhe Sino-Top Resources and Technologies, Ltd.
10.2(7)	Consulting Services Agreement dated November 1, 2010 between Silver Dragon Resources Ltd., Silver Dragon Resources Inc. and Travellers International Inc. and Marc Hazout
10.3(7)	Equity Transfer Contract dated July 4, 2008 by and between Silver Dragon Resources Inc. and Exploration Unit of North China Nonferrous Geological Exploration Bureau
10.4(7)	Equity Transfer Agreement dated July 4, 2008 regarding Sanhe Sino-Top Resources & Technologies, Ltd. between Silver Dragon Resources Inc. and Zhou Lin
10.5(6)	Order Approving Stipulation for Settlement of Claim in the matter entitled Socius CG II, Ltd. v. Silver Dragon Resources Inc. filed on January 27, 2011
10.6(4)	Note and Warrant Purchase Agreement dated February 15, 2011 by and between Silver Dragon Resources Inc. and Tonaquint, Inc.
10.7(4)	Form of Buyer Trust Deed Note dated February 15, 2011 between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.8(4)	Form of Secured Buyer Note dated February 15, 2011 between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.9(4)	Form of Deed of Reconveyance
10.10(10)	Amendment dated June 10, 2011 to outstanding Buyer Trust Deed Notes between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.11(4)	Form of Request for Full Reconveyance
10.12(4)	Security Agreement dated February 15, 2011 between Silver Dragon Resources Inc. and Tonaquint, Inc.
10.13(8)	Convertible Promissory Note A-04192011 issued to JMJ Financial
10.14(8)	Convertible Promissory Note B-04192011a issued to JMJ Financial
10.15(8)	Convertible Promissory Note B-04192011b issued to JMJ Financial
10.16(8)	Convertible Promissory Note B-04192011c issued to JMJ Financial
10.17(8)	Secured & Collateralized Promissory Note C-04192011a from JMJ Financial
10.18(8)	Secured & Collateralized Promissory Note C-04192011b from JMJ Financial
10.19(8)	Secured & Collateralized Promissory Note C-04192011c issued by JMJ Financial
10.20(8)	Letter Agreement between JMJ Financial and Silver Dragon Resources Inc. dated April 19, 2011
10.21(8)	Additional Default Provisions related to the Convertible Promissory Notes issued to JMJ Financial
10.22(12)	Promissory Note issued April 6, 2011 from GEL Properties, LLC
10.23(12)	Promissory Note issued April 11, 2011 to GEL Properties, LLC ($300,000)
10.24(12)	Amendment #1 dated October 12, 2011 to Promissory Note issued April 11, 2011 to GEL Properties, LLC ($300,000)
10.25(12)	Promissory Note issued April 11, 2011 to GEL Properties, LLC ($100,000)
10.26(12)	Promissory Note issued December 15, 2011 to GEL Properties, LLC ($250,000)
10.27(12)	Promissory Note issued December 15, 2011 to GEL Properties, LLC ($150,000)
10.28(12)	Commercial lease dated December 19, 2011 between Silver Dragon Resources Ltd. and Haute Inc., as amended
10.29(12)	Amendment dated January 31, 2012 between Tonaquint, Inc. and the Company
10.30(12)	Promissory Note issued February 10, 2012 from GEL Properties, LLC
10.31(12)	Promissory Note issued February 10, 2012 to GEL Properties, LLC ($200,000)
10.32(12)	Promissory Note issued February 10, 2012 to GEL Properties, LLC ($150,000)
10.33(12)	Equity Transfer Agreement dated May 28, 2012 between the Company and Den Zuoping

10.34(12)

Joint Venture Contract related to Sino-Top dated January 20, 2005, together with amendments and related agreements dated March 16, 2006, October 31, 2006, July 4, 2008, March 20, 2009, July 3, 2009, December 12, 2009 and September 13, 2011

10.35(12)	Amendment dated April 25, 2012 between JMJ Financial and the Company
10.36(12)	Convertible Promissory Note B-04192011c issued to JMJ Financial
10.37(12)	Secured & Collateralized Promissory Note C-04192011c from JMJ Financial
10.38(12)	Forbearance Agreement dated July 16, 2012 between the Company and Tonaquint, Inc.
10.39(12)	Standstill Agreement dated July 16, 2012 between the Company and JMJ Financial.
10.40(12)	Amended and Restated Forbearance Agreement dated August 23, 2012 between the Company and Tonaquint, Inc.
10.41(12)	First Amendment to Amended and Restated Forbearance Agreement dated October 4, 2012 between the Company and Tonaquint, Inc.
10.42(11)	Loan facility between the Company and Travellers International Inc.
10.43(10)	Letter agreement dated November 29, 2012 between the Company and Asher Enterprises, Inc.
10.44(10)	Letter agreement dated December 6, 2012 between the Company and GEL Properties, LLC
10.45(10)	Letter agreement dated December 13, 2012 between the Company and JMJ Financial
10.46(10)	Letter agreement dated December 20, 2012 between the Company and Tonaquint, Inc.
10.47(10)	Letter agreement effective April 12, 2013 between the Company and Asher Enterprises, Inc.
10.48(10)	Letter agreement effective April 12, 2013 between the Company and GEL Properties, LLC
10.49(10)	Letter agreement effective April 12, 2013 between the Company and JMJ Financial
10.50(10)	Letter agreement effective April 12, 2013 between the Company and Tonaquint, Inc.
10.51(12)	Amendment dated June 3, 2013 between the Company and Tonaquint, Inc.
10.52(12)	Letter agreement effective July 10, 2013 between the Company and Asher Enterprises, Inc.
10.53(12)	Letter agreement effective August 8, 2013 between the Company and GEL Properties, LLC
10.54(12)	Letter agreement effective August 8, 2013 between the Company and JMJ Financial
10.55(12)	Letter agreement effective August 8, 2013 between the Company and Tonaquint, Inc.
10.56(12)	Letter agreement effective November 8, 2013 between the Company and GEL Properties, LLC
10.57(12)	Letter agreement effective November 8, 2013 between the Company and JMJ Financial
10.58(12)	Letter agreement effective November 8, 2013 between the Company and Asher Enterprises, Inc.
10 59(12)	Letter agreement effective November 13, 2013 between the Company and Tonaquint, Inc.
10.60(12)	Letter agreement effective November 27, 2013 between the Company and Tonaquint, Inc.
10.61(12)	Consulting agreement effective September 1, 2012 between the Company and Manuel Chan
10.62(12)	Letter agreement effective March 27, 2014 between the Company and Tonaquint, Inc.
10.63(12)	Letter agreement effective March 25, 2014 between the Company and Gel Properties, LLC.
10.64(12)	Letter agreement effective March 25, 2014 between the Company and JML Financial
10.65(12)	Letter agreement effective March 25, 2014 between the Company and Asher Enterprises, Inc.

21.1	Subsidiaries of the Company (included in Item 1)
31.1(12)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2(12)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1(12)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH* XBRL Taxonomy Extension Schema Document
101.CAL*XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*XBRL Taxonomy Extension Label Linkbase Document
101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Form 10-SB filed on February 23, 2000
(2)	Incorporated by reference to Form 10-SB/A filed on July 17, 2002
(3)	Incorporated by reference to Form 8-K filed September 26, 2011
(4)	Incorporated by reference to Form 8-K filed February 18, 2011
(5)	Incorporated by reference to Form 8-K filed March 24, 2006
(6)	Incorporated by reference to Form 8-K filed on January 28, 2011
(7)	Incorporated by reference to Form 10-K for the year ended December 31, 2010 filed on March 22, 2011
(8)	Incorporated by reference to Form 8-K filed on April 21, 2011
(9)	Incorporated by reference to Form 8-K filed on August 4, 2011
(10)	Incorporated by reference to Form 10-K for the year ended December 31, 2012 filed on April 26, 2013
(11)	Incorporated by reference to Item 1.01 of Form 8-K filed on November 26, 2012, as supplemented by the Item 1.01 disclosure of Form 8-Ks filed on March 6, 2013 and April 30, 2013
(12)	Incorporated by reference to Form 10-K filed on March 31, 2014

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