Form 10-Q
period 2014-03-31
Silver Dragon Resources Inc.
filed 2014-05-20
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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
Toronto, Ontario, Canada
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

As of May 15, 2014 there were 267,999,611 shares of common stock outstanding, par value $0.0001.

SILVER DRAGON RESOURCES INC.

INDEX TO FORM 10-Q

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2014

(EXPRESSED IN UNITED STATES FUNDS)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2014	2013

ASSETS
Current assets
Cash	$2,368	$226,937
Other receivables (note 5)	4,876	20,488
Deferred expenses – current	55,999	55,999
Prepaid expenses	4,627	35,319
Total current assets	67,870	338,743

Deferred expenses	28,000	42,000
Plant and equipment, net (note 6)	175,305	207,968
Equity investment (note 7)	3,576,199	3,680,774

Total assets	$3,847,374	$4,269,485

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Advance credit note (note 8)	$1,069,279	$1,069,279
Accounts payable	642,232	722,700
Accrued liabilities	829,799	704,590
Promissory note payable (note 9)	166,623	166,623
Convertible notes payable (note 10)	3,377,449	3,298,054
Related party payable (note 11)	9,046	-
Total liabilities	6,094,428	5,961,246

Capital stock (note 12)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized (2013 – 300,000,000), 267,999,611 shares issued and outstanding (2013 – 267,999,611 issued and outstanding)	26,915	26,915
Additional paid-in capital	46,569,009	46,569,009

Treasury (550,000 shares)	(209,000)	(209,000)
Deficit accumulated during the exploration stage	(48,748,599)	(48,197,148)
Accumulated comprehensive income	114,621	118,463
Stockholders’ deficit	(2,247,054)	(1,691,761)

Total liabilities and stockholders’ deficit	$3,847,374	$4,269,485

Going concern (note 2)

Commitments and Contingencies (note 14)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three-month periods ended March 31, 2014 and 2013 and
Cumulative for the period from May 9, 1996 (date of inception) to March 31, 2014 (Unaudited)

			For the period
			from May 9, 1996
			(date of inception)
			through March 31,
	March 31, 2014	March 31, 2013	2014
Operating expenses
Exploration	$-	$-	$7,174,048
General and administrative	342,487	234,020	31,130,706
Write-off of Mexican assets	-	-	3,242,039
Total operating expenses	342,487	234,020	41,546,793
Loss from operations	(342,487)	(234,020)	(41,546,793)

Other (expenses) income
Gain on disposal of plant and equipment	-	-	14,769
Interest expense	(104,389)	(24,993)	(3,636,050)
Interest income	-	-	85,553
Loss on settlement	-	-	(2,195,458)
Net loss on equity investment	(104,575)	(144,710)	(3,641,712)
Forgiveness of debt	-	-	38,871
Gain on sale of interest of subsidiary	-	-	1,816,733
Gain on sale of interest in mining property	-	-	1,078,491
Non-recurring items	-	-	(713,269)
Total other expenses	(208,964)	(169,703)	(7,152,072)

Loss before income taxes	(551,451)	(403,723)	(48,698,865)
Provision for income taxes	-	-	-

Net loss from continuing operations, after tax	(551,451)	(403,723)	(48,698,865)
Minority interest	-	-	253,021
Loss from discontinued operations (net of tax)	-	-	(302,755)

Net loss	(551,451)	(403,723)	(48,748,599)
Other comprehensive (loss) gain
Foreign exchange (loss) gain	(3,842)	(56,209)	114,621

Comprehensive loss	$(555,293)	$(459,932)	$(48,633,978)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding- basic and diluted	267,999,611	267,999,611

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Stockholders’ Deficit
For the three-month period ended March 31, 2014 and year end December 31, 2013
(Unaudited)

	Common Stock		Additional	Deficit	Treasury	Accumulated	Total
	Number of	Amount	Paid-in	Accumulated	Stock	Comprehensive	Stockholders'
	Shares	$	Capital	During the	$	Income	Deficit
			$	Exploration		(Loss)	$
				Stage		$
				$

Balance, December 31, 2013	267,999,611	26,915	46,569,009	(48,197,148)	(209,000)	118,463	(1,691,761)

Accumulated comprehensive loss	-	-	-	-	-	(3,842)	(3,842)
Net loss, 2014	-	-	-	(551,451)	-	-	(551,451)
Balance, March 31, 2014	267,999,611	26,915	46,569,009	(48,748,599)	(209,000)	114,621	(2,247,054)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2014 and 2013 and
Cumulative for the period from May 9, 1996 (date of inception) to March 31, 2014 (Unaudited)

			For the period
			from May 9, 1996
			(date of inception)
	March 31,	March 31,	through March
	2014	2013	31, 2014
Cash flows from operating activities
Net loss	$(551,451)	$(403,723)	$(48,748,599)
Net loss from discontinued operations	-	-	302,755

Net loss from continuing operations excluding minority interest	(551,451)	(403,723)	(48,445,844)
Adjustments for:
Gain on disposal of plant and equipment	-	-	(14,769)
Depreciation	32,663	31,796	821,883
Amortization of deferred expenses	14,000	14,000	405,825
Gain on sale of investment	-	-	(1,078,491)
Net loss from equity investment	104,575	144,710	3,641,712
Interest on convertible notes payable	-	-	145,060
Shares issued for services	-	-	8,590,071
Warrants and options issued for services	-	-	3,991,090
Amortization of beneficial conversion feature	-	-	2,337,940
Write-down of mineral rights	-	-	3,411,309
Write-down of assets	-	-	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivables	15,612	45,062	(11,731)
Prepaid expenses	30,692	(54)	79,104
Accounts payable	(80,468)	33,988	2,279,405
Accrued liabilities	125,209	168,685	798,964
Other	-	-	778,688
Net cash (used in) provided by operating activities	(309,168)	34,464	(23,660,535)
Cash flows from investing activities
Investments in mineral rights	-	-	(1,920,441)
Proceeds from sale of investment	-	-	1,099,140
Proceeds on disposal of plant and equipment	-	-	14,769
Additional contribution to Sino-Top	-	-	(5,281,795)
Acquisition of plant and equipment	-	10,682	(1,362,959)
Other	-	-	4,364,090
Net cash provided by (used in) investing activities	-	10,682	(3,087,196)
Cash flows from financing activities
Advances on credit note	-	-	1,069,279
Proceeds from issuance of common stock and warrants	-	-	18,168,492
Share issuance costs	-	-	(206,686)
Related party payable	9,046	57,850	1,391,014
Repayments of related party payable	-	-	(911,859)
Minority interest	-	-	253,021
Promissory note payable	-	-	516,623
Write-down of promissory note payable	-	-	(350,000)
Issuance of convertible notes payable	79,395	-	6,720,671
Other	-	-	(59,609)
Net cash provided by financing activities	88,441	57,850	26,590,946
Effect of exchange rate on cash	(3,842)	(56,209)	159,153
(Decrease) increase in cash	(224,569)	46,787	2,368
Cash - beginning of period	226,937	13,406	-
Cash - end of period	$2,368	$60,193	$2,368
Supplemental cash flow information (note 13)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013

1. Nature of Business and Basis of Presentation

Silver Dragon Resources Inc. was incorporated on May 9, 1996 in the State of Delaware and its executive office is in Toronto, Canada. It carries on operations in Canada and China. Silver Dragon Resources Inc. and its subsidiaries (collectively referred to as “Silver Dragon” or the “Company”) are in the exploration stage as defined by Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 915 “Accounting and Reporting For Development Stage Entities.”

The Company’s strategy is to acquire and develop a portfolio of silver properties in proven silver districts globally. To date, the Company has generated no sales and has devoted its efforts primarily to financing, by issuing common shares and convertible debt, and exploring its properties.

The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in United States funds. In the opinion of management, all adjustments necessary for a fair presentation have been included. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended December 31, 2013 filed in the Company’s Annual Report on Form 10-K.

2. Going Concern and Exploration Stage Activities

These interim condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.

At March 31, 2014, the Company had a working capital deficit of $6,026,558 (December 31, 2013 – $5,622,503), had not yet achieved profitable operations, incurred a net loss of $551,451 for the three-month period ended March 31, 2014 (2013 – $403,723), had accumulated losses of $48,748,599 since its inception, and expects to incur further losses in the development of its business. These factors cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long run is dependent upon achieving profitable operations. Management has been unable to secure additional financing to meet its cash requirements, including ongoing capital, cash contributions for its equity investment and funds to repay all or certain of its convertible debt holders. There is no assurance of additional funding in any form, being available or available on acceptable terms. In March of 2014, the Company received extensions of its obligations to repay the convertible debt holders from a date of March 31, 2014 to June 30, 2014. In addition, the Company has in place forbearance agreements with its convertible debt holders. If management is unable to secure additional financing and/or extend the payoff date for its convertible debt holders beyond June 30, 2014, the Company may be forced to dilute its equity investment which may still occur as a result of not having made the required contribution for its equity investment by April 8, 2014 (extended to April 15, 2014) or may ultimately file for bankruptcy. Realization values may be substantially different from carrying values as shown. These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company were unable to continue as a going concern.

3. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the period ended March 31, 2014, none of which are expected to have a material impact on the Company’s interim consolidated financial position, operations, or cash flows.

4. Financial Instruments

The carrying value of cash, other receivables, advance credit note, accounts payable, accrued liabilities, promissory note payable, convertible notes payable and related party payable approximated their fair value as of March 31, 2014 and December 31, 2013 due to their short-term nature.

Interest and Credit Risk

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from its financial instruments.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013

4. Financial Instruments, continued

Currency Risk

While the reporting currency is the United States Dollar, $24,994 of consolidated expenses for the three-month period ended March 31, 2014 are denominated in Mexican Pesos; and $165,109 of consolidated expenses for the period ended March 31, 2014, are denominated in Canadian Dollars. As at March 31, 2014, $1,170,819 of the net monetary liabilities are denominated in Mexican Pesos; and $160,445 of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013

5. Other Receivables

In May 2012, the Company entered into an agreement to sell its investment in Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng”) for RMB7.4 million ($1,164,020). During the three-month period ended March 31, 2014, the remaining outstanding proceeds were received and no balance remains outstanding (December 31, 2013-RMB100,000 ($16,520)). Also included in other receivables are commodity taxes receivable of $4,876 (December 31, 2013-$3,968).

6. Plant and Equipment, net

			March 31,	December 31,
		Accumulated	2014	2013
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$36,652	$3,907	$4,221
Office equipment	45,720	35,175	10,545	11,098
Leasehold improvements	381,558	220,705	160,853	192,649
	$467,837	$292,532	$175,305	$207,968

7. Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China (“Sino-Top”)

The Company owns 40% of Sino-Top, whose assets mainly consist of six exploration properties.

The Company is required to fund its share of ongoing operations at Sino-Top. At a meeting of the board of directors for Sino-Top held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 is RMB171.0 million ($27,513,900) and the Company’s contribution is RMB76.0 million ($12,228,400). The Company’s investment in Sino-Top will be diluted to 20% if it does not make a contribution of RMB50.0 million ($8,045,000) by April 8, 2014 and a further contribution of RMB26.0 million ($4,183,400) by June 15, 2014, with no further required contributions. These are cumulative amounts and include past contributions which were not made by the Company. The Company was not able to meet the first deadline and has been in discussions with Sino-Top to satisfactorily make its required contributions. The change in the equity interest, should it occur, would have to be approved by the local Ministry of Commerce after registration had taken place through the Administration of Industry and Commerce.

		March 31,
		2014
Carrying value of investment at December 31, 2013		$3,680,774
40% share of net loss for the three-month period ended March 31, 2014		(104,575)
Carrying value of investment at March 31, 2014		$3,576,199

Share of loss for the three-month period ending March 31:
	2014	2013
Exploration expenses	$(44,979)	$(104,168)
General and administrative expenses	(59,596)	(40,542)
Share of loss for the period (at 40%)	$(104,575)	$(144,710)

Summarized unaudited financial data of Sino Top for the three-month periods ended March 31:

	2014	2013

Revenue	$-	$-
Net loss	$(261,438)	$(361,776)
Current assets	$1,841,105	$1,649,385
Total assets	$2,849,828	$2,106,750
Current liabilities	$7,704,518	$4,382,535
Total liabilities	$7,704,518	$4,382,535

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013

8. Advance Credit Note

During the prior year’s fourth quarter, the Company received advances on a note, in the amount of $1,069,279, from a private investor (“Investor”). A significant portion of the funds were disbursed before the prior year-end, to settle certain outstanding obligations and payables. The Company and the Investor did not resolve definitive agreements, nor did the Investor fund the remaining amounts initially anticipated to be required to complete the initial closing. Due to funding delays by the Investor and changes in the Investor’s offer, the Company’s Board of Directors (the “Board”), determined in March 2014 not to proceed with the contemplated transaction. The Company has not resolved the treatment of the initial $1,069,279 with the Investor, and may be required to return such funds, with or without interest, to the Investor.

For a description of events subsequent to March 31, 2014, see note 16, Subsequent Events.

9. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 with a carried interest rate of 5% per month, unsecured, and no maturity date. During the three-month period ended March 31, 2014, the Company incurred interest of $24,994 (2013 - $24,993).

10. Convertible Notes Payable

	Secured	Convertible	Convertible
	Convertible	Redeemable	Promissory	Convertible	Total
	Promissory	Note (b)	Note (c)	Notes (d)
	Note (a)

Balance, December 31, 2013	$2,728,940	$271,510	$194,094	$93,510	$3,298,054

Interest and other charges	79,365	10	10	10	79,395

Balance, March 31, 2014	$2,808,305	$271,520	$204,104	$93,520	$3,377,449

(a)

On November 27, 2013, the Company and the lender entered into a fourth supplemental letter of agreement, pursuant to which the lender agreed that, if the Company pays $2,500,000 (the “Payoff Amount”), by a fixed time on March 31, 2014, such payment would constitute payment in full of any and all obligations due and owing to the lender pursuant to certain secured convertible promissory note issued by the Company to the lender and certain other agreements between the two parties. All other terms and conditions of the original letter of agreement remain in full force and effect.

On March 27, 2014, the Company and the lender agreed to replace reference to the Payoff Amount and accept an amount equal to $2,750,000, so long as such payment is made on or before June 30, 2014. All other terms and conditions of the payoff letter remain in full force and effect.

In consideration of the foregoing, the lender agreed, from the date of the letter of agreement through the payoff date (the “Payoff Date”), to forbear from exercising any right or remedy in respect of the secured convertible promissory note and certain other agreements between the parties, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the Payoff Amount as set forth in the letter of agreement. If the Payoff Amount is not paid by the Payoff Date, the lender’s agreement shall be deemed cancelled.

(b)

On November 8, 2013, the Company entered into a third letter supplemental letter of agreement with the lender, pursuant to which the lender agreed to extend the Payoff Date for the convertible redeemable note owed from September 30, 2013 to March 31, 2014. All other terms and conditions of the original Letter of Agreement remain in full force and effect.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013

10. Convertible Notes Payable, continued

On March 25, 2014, the Company and the lender agreed to replace all references to March 31, 2014 in the payoff letter with June 30, 2014. The Company will pay the lender $10 in consideration for this extension to the Payoff Date. All other terms and conditions of the payoff letter remain in full force and effect.

In consideration of the foregoing, the lender agreed, from the date of the letter of agreement through the Payoff Date, to forbear from exercising any right or remedy in respect of the convertible redeemable note and certain other agreements between the parties, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the Payoff Amount as set forth in the letter of agreement. If the Payoff Amount is not paid by the Payoff Date, the lender’s agreement shall be deemed cancelled.

(c)

On November 8, 2013, the Company entered into a third supplemental letter of agreement with the lender, pursuant to which the lender agreed to extend the Payoff Date for the convertible promissory note owed from September 30, 2013 to March 31, 2014. In consideration for the extension to the Payoff Date, the Company agreed to increase the outstanding balance of the convertible promissory note and other obligations to the lender by $10. All other terms and conditions of the original letter agreements remain in full force and effect.

On March 25, 2014, the Company and the lender agreed to replace all references to March 31, 2014 in the payoff letter with June 30, 2014. The Company will pay the lender $10 in consideration for this extension to the Payoff Date. All other terms and conditions of the payoff letter remain in full force and effect.

In consideration of the foregoing, the lender agreed, from the date of the letter of agreement through the Payoff Date, to forbear from exercising any right or remedy in respect of the convertible promissory note and certain other agreements between the parties, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the Payoff Amount as set forth in the letter of agreement. If the Payoff Amount is not paid by the Payoff Date, the lender’s agreement shall be deemed cancelled.

(d)

On November 8, 2013, the Company entered into a third supplemental letter of agreement with the lender, pursuant to which the lender agreed to extend the Payoff Date for the convertible notes owed from September 30, 2013 to March 31, 2014.

On March 25, 2014, the Company and the lender agreed to replace all references to March 31, 2014 in the payoff letter with June 30, 2014. The Company will pay the lender $10 in consideration for this extension to the Payoff Date. All other terms and conditions of the payoff letter remain in full force and effect.

In consideration of the foregoing, the lender agreed, from the date of the letter of agreement through the Payoff Date, to forbear from exercising any right or remedy in respect of the convertible notes and certain other agreements between the parties, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the Payoff Amount as set forth in the letter of agreement. If the Payoff Amount is not paid by the Payoff Date, the lender’s agreement shall be deemed cancelled.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013

11. Related Party Transactions and Balances

	March 31, 2014	December 31, 2013

Related party payable, non-interest bearing, due on demand and unsecured.	$9,046	$-

During the three-month period ended March 31, 2014, the Company incurred $91,530 (2013 - $99,656) in management fees paid to an Ontario company, Travellers International Inc. (“Travellers”), controlled by a director and officer of the Company, for the officer’s services as chief executive officer and $18,000 (2013-$18,000) of accrued fees to a director for management services. As at March 31, 2014, unpaid remuneration in the amount of $30,510 (December 31, 2013-$nil) in relation to the chief executive officer is included in accounts payable and unpaid remuneration of $120,000 (December 31, 2013-$102,000) in relation to a director for management services is included in accrued liabilities.

During the three-month period ended March 31, 2014, the Company incurred $15,508 (2013-$17,257) in rent paid to a company controlled by a director and officer. Included in prepaid expenses is a rental deposit of $4,627 (2013-$4,809). Also included under prepaid expenses as at March 31, 2014, is a prepayment for the chief executive officer’s services paid to Travellers of $nil (December 31, 2013-$30,510).

These transactions were in the normal course of operations and have been recorded at the exchange amounts which the parties believe to be fair value.

12. Capital Stock

Warrants

As at March 31, 2014, 2,225,000 warrants were outstanding, having an exercise price of $0.06 with an average remaining contractual life of 0.97 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2013	12,235,000	$0.38
Expired during the three-month period ended March 31, 2014	(10,010,000)	0.45
Balance, March 31, 2014	2,225,000	$0.06

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013

13. Supplemental Cash Flow Information

Issuance of convertible notes payable

			For the period
			from May 9, 1996
			(date of inception)
	March 31,	March 31,	through March 31,
	2014	2013	2014
Issuance of convertible notes payable	$-	$-	$5,037,500
Cash advances	-	-	1,794,493
Interest and other charges	79,395	-	747,079
Notes receivable	-	-	(4,952,500)
Cash repayments on notes receivable	-	-	2,392,143
Deferred charges	-	-	807,869
Settlement of notes payable and receivable	-	-	894,087
	$79,395	$-	$6,720,671

For the three-month period ended March 31, 2014 there were no cash payments for income taxes (2013-$nil) and no cash payments for interest expense (2013-$nil).

14. Commitments and Contingencies

(a)

On December 19, 2011, the Company entered into a three year office lease agreement, which was amended during the first quarter of 2012 to commence from June 1, 2012 and end on May 31, 2015. The future minimum commitment under the lease obligations for office premises are as follows:

2014	$46,524
2015	25,846
$72,370

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

(b)	The Company has committed to provide capital contributions to cover expenses proportionate to its equity interest in Sino-Top.

(c)

The Company’s Mexican subsidiary was subjected to irregularities that it was seeking to redress. Legal proceedings were heard and decided on an ex parte basis, without notice to the Company that resulted in its Mexican subsidiary losing title to its mineral assets. In December 2010, the Company became aware of this situation, and took steps through the courts in Mexico to redress the situation. It included a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities. On May 22, 2012, the Court ruled against the Constitutional Rights Claim. As a result, the Company determined that it will not pursue any further recourse with regard to this matter, and accordingly, will never recover the Mexican Concessions. The Company is working with its legal counsel to dissolve the Mexican subsidiary.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2014 and 2013

15. Segmented Information

As at March 31, 2014	Corporate		Mexico	China	Total

Equity investment	$-		$-	$3,576,199	$3,576,199
Total assets	$271,175		$-	$3,576,199	$3,847,374

Three-month period ended March 31, 2014	Corporate		Mexico	China	Total

Revenues	$-		$-	$-	$-
Depreciation	$32,663		$-	$-	$32,663
Loss before income tax	$(421,882)		$(24,994)	$(104,575)	$(551,451)

As at December 31, 2013	Corporate		Mexico	China	Total

Equity investment	$-		$-	$3,680,774	$3,680,774
Total assets	$588,711	$		$3,680,774	$4,269,485

Three-month period ended March 31, 2013	Corporate		Mexico		Total

Revenues	$-		$-	$-	$-
Depreciation	$31,796		$-	$-	$31,796
Loss before income tax	$(234,020)		$(24,993)	$(144,710)	$(403,723)

16. Subsequent Events

Subsequent to March 31, 2014, the Investor and the Company engaged in additional discussions regarding the potential for further financing of the Company in order to prevent dilution of the Company’s 40% interest in Sino-Top. The Investor requested and received from the Company’s joint venture partners an extension until April 15, 2014 for the Company to make its next RMB50.0 million ($8,045,000) contribution to Sino-Top. On April 8, 2014, the Investor provided RMB1.0 million ($160,900) directly to Sino-Top, without the prior request or consent of the Company. The treatment of these funds, which remained in Sino-Top’s account May 15, 2014, is uncertain.

On April 18, 2014, the Investor demanded that the Company refund $1,014,140 of the initial advances made to the Company in 2013 and asserted that the Company’s use of such advances was unauthorized and illegal. The Company disputed the Investor’s assertions. On May 2, 2014, the Investor asserted that it had contacted the relevant authorities in Canada regarding this matter. Subsequent to making these assertions, on May 7, 2014, the Investor proposed to the Company the terms of a new transaction that would result in the prior advances being treated as a loan, and the provision of additional loans to the Company, subject to a change in the Company’s board of directors and management. The Company did not accept the terms proposed, but is seeking to further negotiate with the Investor the treatment of the advances made to date, the potential for additional advances, and the terms of any such transaction, in order to seek to prevent a dilution of the Company’s 40% interest in Sino-Top.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), including statements regarding 2014 plans and objectives and statements regarding potential financing, dilution, change of control, bankruptcy and/or dissolution, or lack thereof, in the future. Forward-looking statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbor processes for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected, including, without limitation, inadequate capital; uncertainty of financing; uncertainty that we would be able to successfully negotiate terms with its joint venture partners that would prevent dilution of our 40% interest in Sino-Top, even if financing is available; the risk that we will be subject to litigation or regulatory enforcement actions; the potential that we may be required to, or may elect to, file for bankruptcy and dissolve; the potential that we will be asserted or deemed to be an investment company under the Investment Company Act of 1940, as amended, and required to severely restrict or discontinue operations; and those further risks specified in our annual report on Form 10-K. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

Sale of Interest in Chifeng

On May 28, 2012, the Company entered into a definitive agreement to sell its 70% interest in Chifeng, which then owned the Erbahuo silver mine located on the boundary of Wengniute County and Keshiketeng County, Inner Mongolia. The Company sold such interest to Deng Zuoping, a private Chinese investor, for RMB 7.4 million or US$1,187,700, of which RMB1.0 million or $160,500 was to be paid within three business days after signing the agreement, RMB5.0 million or $802,500 was to be paid before July 15, 2012 and RMB1.4 million or $224,700 was to be paid by November 1, 2012. On June 1, 2012, an initial deposit of RMB1.0 million or $160,500 was received, of which $12,584 was contributed to Chifeng for expenses incurred until the date of the sale. Concurrently with such payment, we transferred to the purchaser title to our interest in Chifeng. Of the remaining payments, RMB5.0 million or $802,500 was paid to the Company during the fourth quarter of 2012. During 2013, RMB900,000 or $144,450 was paid. In addition, in the third quarter of 2013, RMB400,000 or $64,880 was added to the costs in connection with the Chifeng sale. As at December 31, 2013, RMB100,000 or $16,050 remained outstanding. This balance was received on January 3, 2014. All amounts based on the noon exchange rate reported by the Bank of Canada on May 15, 2014.

Status of Sino-Top Joint Venture Funding

At the recent Sino-Top board of directors meeting held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 is RMB171.0 million or $27,445,500 and the Company's contribution is RMB76.0 million or $12,198,000. Approximately 85% of the budget is dedicated to exploration activity. The Company's investment in Sino-Top will be diluted to 20% if it does not make a contribution of RMB50.0 million or $8,025,000 by April 8, 2014 (on April 1, the Company was granted an extension from April 8, 2014 until April 15, 2014) and a further contribution of RMB26.0 million or $4,173,000 by June 15, 2014, with no further required contributions. These are cumulative amounts and include past contributions which were not made by the Company. All amounts are based on the noon exchange rate reported by the Bank of Canada on May 15, 2014.

The Company was not able to meet the first deadline and has been in discussions with Sino-Top and the private investor (the “Investor”) (noted below), to satisfactorily make its required contributions. No assurance can be provided that such discussions will be successful or that the Company will be able to prevent the dilution of its interest in Sino-Top to 20%, even if financing becomes available. The dilution of the Company’s equity interest in Sino-Top, should it occur, would have to be approved by the local Ministry of Commerce after registration had taken place through the Administration of Industry and Commerce. If the Company’s interest is diluted, or if it is otherwise asserted or determined that the Company is an investment company under the United States Investment Company Act of 1940, as amended, the Company may be required to file for bankruptcy and dissolve.

Potential Transaction with Investor

In 2013, the Company began to engage in discussions with an Investor regarding a potential transaction that, if completed, would have involved the Investor making a secured loan to the Company and taking over control of the management and board of directors of the Company. On November 29 and December 31, 2013, the Company received advances totaling $1,069,279 from the Investor; however, the parties did not resolve definitive agreements, nor did the Investor fund the remaining amounts initially anticipated to be required to complete the initial closing. Due to funding delays by the Investor and changes in the Investor’s offer, the Company’s Board of Directors (the “Board”), determined in March 2014 not to proceed with the contemplated transaction.

In this report, the “Investor” generally refers to Man Kwan Fong, an investor based in China; however, the Company believes that the Investor may be coordinating activities with one or more additional investors based in China, and therefore, the term Investor is intended to refer to each such person. In the negotiations with the Investor, one of the Investor’s representatives has been Chan King Yuet, who has filed a Schedule 13D/A disclosing that pursuant to a voting agreement she has shared voting power over 23,481,584 shares of our common stock, in addition to sole voting and dispositive power over 150,000 shares of our common stock.

Subsequent to March 31, 2014, the Investor and the Company engaged in additional discussions regarding the potential for further financing of the Company in order to prevent dilution of the Company’s 40% interest in Sino-Top. The Investor requested and received from the Company’s joint venture partners an extension until April 15, 2014 for the Company to make its next RMB50.0 million or $8,025,000 contribution to Sino-Top. On April 8, 2014, the Investor provided RMB1.0 million or $160,500 to Sino-Top directly, without the prior request or consent of the Company. The treatment of these funds, which remain in Sino-Top’s account as of May 15, 2014, is uncertain. All amounts are based on the noon exchange rate reported by the Bank of Canada on May 15, 2014.

On April 18, 2014, the Investor demanded that the Company refund $1,014,140 of the initial advances made to the Company in 2013 and asserted that the Company’s use of such advances was unauthorized and illegal. The Company disputed the Investor’s assertions. On May 2, 2014, the Investor asserted that it had contacted the relevant authorities in Canada regarding this matter. Subsequent to making these assertions, on May 7, 2014, the Investor proposed to the Company the terms of a new transaction that would result in the prior advances being treated as a loan, and the provision of additional loans to the Company, subject to a change in the Company’s board of directors and management. The Company did not accept the terms proposed, but is seeking to further negotiate with the Investor the treatment of the advances made to date, the potential for additional advances, and the terms of any such transaction in order to seek to prevent dilution of the Company’s interest in Sino-Top. If the Company’s negotiations with the Investor or the Company’s joint venture partners are unsuccessful, the Company may be required to return the Investor’s funds. The Company has insufficient funds to do so and may therefore become subject to bankruptcy.

General Update on Operations

Of the six properties in which we have an indirect interest through Sino-Top, two are currently considered to be material to us: Dadi and Laopandao. We no longer consider Aobaotugounao to be material as a result of Sino-Top having determined, based on the results of work done to date, not to further invest in Aobaotugounao.

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

  Tunneling in progress, with approximately 131m adit, 17.6m inclined shaft and 26m ventilation shaft completed to date. Mine design and equipment procurement in progress. Mining license application in progress, currently in the stage of environmental appraisal (including water resource utilization review).

2014 Program and Capital Budget

At a meeting of the Sino-Top board, held on March 29, 2014, the 2014 exploration and work program was established, as follows:

Dadi Property

       1.        Mining projects:

  Completing the sinking of the shaft and installation work on the basis of last year’s work; conducting cut mining engineering on ore bodies I and II; conducting stope preparations on part of ore body IV; producing enough ores for the test run.

       2.        Exploration projects:

  Conducting drilling and tunneling projects on uncontrolled or unidentified parts of ore bodies I, II, III and IV to further control the ore occurrence, form, scale, mineral characteristics and quality change, so as to increase the resources for sustainable production of the mill.
  Exploration plan for each ore body (mineralized zone):
  Ore Body I: conducting tunneling along the ore body northwest of exploration line 3 at the levels of 1384m and 1350m to control the extensions, continuity and thickness of ore body; conducting tunneling at 1426m level between exploration lines 3 and 5 to understand the oxidation of the upper parts and the continuity of ore body.

  Ore Body II: conducting drilling work to control the extensions in the northwest of the ore body II and define the scale, ore occurrence and the grades along the extension of ore body in the deeper parts, so as to increase the mineralization zone; conducting tunneling in the deeper parts at the 1300m and 1250m levels upon completion of the shaft in order to control ore body II with tunneling.
  Ore Body III (with no previous exploration work): conducting drifting to explore mineralization zone III based on the tunnels at exploration line 5 in ore body IV, with surface drilling followed by verification through tunneling work, in order to obtain new ore-finding clues.
  Ore Body IV: based on the current tunnels, conducting drifting at the levels of 1330m and 1380m to control the mineralization zone in the upper parts. The inclined shaft below 1330 leads to two levels for exploring the deeper parts and reserves. Conducting drifting west of exploration line 17 at 1330m level for further exploration.
  Designed workload: Tunneling 2,143m, drilling 3,000m, 600 general assays.

       3.        Mill Construction Plan:

  The overall requirement is the completion of the construction of the mill and equipment installation for Dadi and its supporting projects and a test run before the end of 2014.
  Completing the equipment bidding for mill construction, preliminary assessment and design of tailings pond in March and April;
  Completing the design of mill and tailings pond before the end of May; completing the design assessment of electric transmission and distribution circuits.
  Commencing in June, the construction work for power lines and substations, mill, tailings pond, water tanks, water pipes leading to the water source, etc. with the goal of completing the construction and installation before the end of October;
  Completing the construction projects before the end of September for the mill equipment storage, offices, boiler room, lab, workshop, roads, and transformer station, etc.
  Conducting equipment installation beginning in August (civil engineering and installation work done at the same time) and completing and debugging the installation before the end of October;
  Conducting test run of the mill and tailings pond from October to December and make necessary modifications.

       4.        Completing the Dadi mining license application work before the end of 2014.

Laopandao Property

  Completing the review and filing of the geological report.
  Obtaining the mining license by the end of 2014.
  Upon obtaining the mining license, Sino-Top intends to sell the Laopandao property (assuming an interested buyer).

Aobaotugounao Property

  No investment in this property is planned for 2014.
  Sino-Top intends to sell the Aobaotugounao property (assuming an interested buyer).

Zhuanxinhu Property

       1.        Objectives and tasks:

  Conducting drilling work to control the strike and dip of ore body I based on work completed in 2013; conducting other exploration work to understand its ore-controlling structure and find new mineralization zones; conducting drilling and tunneling work to increase the mineralization zones; studying ore-processing parameters and economic values.

       2.        Planned workload:

  Drilling (geologic) 4,000m, tunneling 500m, geophysical prospecting 6.24 km2, 1 metallurgical test sample, 500 general assays, hydrological drilling 1,000m, hydrological-engineering-environmental investigation 6km2, and trenching 2,000m3.

Yuanlinzi Property

       1.        Objectives and tasks:

  Further identifying the deeper parts of the original tin bodies I and II with the use of the old data of the 1970’s, recalculating the economic values and identifying the promising anomalies.

       2.        Planned workload:

  1:2000 topographical survey over 1.25 km2, 1:2000 geological survey 1.25 km2, trenching, 2,000 m3, drilling 1,500m and 300 general assays.

Shididonggou Property

       1.        Objectives and tasks:

  Conducting trenching and drilling work to find out the ore-bearing potentials and continuity of major mineralization and verify the geophysical and geochemical anomalies based on last year’s exploration work.

       2.        Planned workload:

  1:2000 topographical survey over 3.11 km2, 1:2000 geological survey over 3.11 km2, trenching 2,000 m3, 5 geophysical profiles, drilling 1,500m, and 500 general assays.

Relocation and Reincorporation

  Sino-Top relocated to Keshiketeng County, Inner Mongolia and the registration process for changing the place of incorporation will be completed by the end of 2014.

No assurance can be provided that the foregoing plans and objectives will be achieved.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net sales were $nil for both of the three-month periods ended March 31, 2014 and March 31, 2013, as there was no production at any of the properties.

The net loss for the three-month period ended March 31, 2014 was $551,451 compared to a $403,723 for the three-month period ended March 31, 2013. The reasons for the increase were due to higher general and administrative and interest expenses.

General and administration expenses increased to $342,487 for the three-month period ended March 31, 2014 from $234,020 for the three-month period ended March 31, 2013, primarily as a result of higher professional fees, including legal and audit, offset by reduced payroll related costs as a result of no full-time staff. The Company continues to employ part-time contractors to carry out accounting and administrative responsibilities.

Total other expenses increased by $39,261 from $169,703 in the prior three-month period ended March 31, 2013 to $208,964 in the current three-month period ended March 31, 2014, as a result of higher interest expense of $79,396, offset by a lower net loss on equity investment of $40,135.

The net loss on equity investment reduced by $40,135 from $144,710 in the three-month period ended March 31, 2013 to $104,575 in the three-month period ended March 31, 2014, primarily due to reduced exploration activity.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for the exploration and acquisition of mining exploration properties, corporate and administrative costs and the payoff of our outstanding debt. At March 31, 2014, we had a working capital deficit of $6,026,558 (December 31, 2013-$5,622,503), cash on hand of $2,368 (December 31, 2013-$226,937) and current debt obligations in the amount of $6,094,428 (December 31, 2013-$5,961,246). To pay our debts and to fund any future operations, we require significant new funds, which we may not be able to obtain. As at March 31, 2014, in addition to the funds we require to liquidate our $6,094,428 in current debt obligations and the funds we require to satisfy our further RMB75.0 million or $12,037,500 contributions to Sino-Top, we estimate that we must raise approximately $1,200,000 million to fund capital requirements and general corporate and administrative costs for the next 12 months. See also above, “Status of Sino-Top Joint Venture Funding” and “Potential Transaction with Investor”. All amounts are based on the noon exchange rate reported by the Bank of Canada on May 15, 2014.

We do not have sufficient funds to satisfy our current debt obligations. Should our creditors seek or demand payment, we do not have the resources to pay or satisfy any such claims. Thus, we face a risk of bankruptcy.

Our interim condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and continued operations for the next twelve months.

The Company has incurred a loss for the three-month period ended March 31, 2014 of $551,451 (2013-$403,723), had accumulated losses of $48,748,599 since its inception, and expects to incur further losses in the development of its business. These factors cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long run is dependent upon achieving profitable operations. Management has been unable to secure additional financing to meet its cash requirements, including ongoing capital, cash contributions for its equity investment and funds to repay all or certain of its convertible debt holders. There is no assurance of additional funding in any form, being available or available on acceptable terms. In March of 2014, the Company received extensions of its obligations to repay the convertible debt holders from a date of March 31, 2014 to June 30, 2014. In addition, the Company has in place forbearance agreements with its convertible debt holders. If management is unable to secure additional financing and/or extend the payoff date for its convertible debt holders beyond June 30, 2014, the Company may be forced to dilute its equity investment which may still occur as a result of not having made the required contribution for its equity investment by April 8, 2014 (on April 1, 2014, received an extension from the joint venture partners until April 15, 2014) or may ultimately file for bankruptcy. Realization values may be substantially different from carrying values as shown. The Company’s interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company were unable to continue as a going concern.

As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”), we are currently subject to deferral agreements with our four convertible note lenders. Such deferral agreements generally provide that, if we are able to pay an aggregate of $3,319,144 to the lenders by June 30, 2014, such payments will constitute payment in full of any and all obligations due and owing under our outstanding convertible notes owed to these lenders.

As discussed above under “Potential Transaction with Investor”, we have received advances of $1,069,279 from a private Investor that has demanded the refund of $1,014,140 of such amount. In addition, the Investor has advanced a further RMB1.0 million ($160,500) to Sino-Top directly. We do not have sufficient funds to satisfy the Investor’s demand for a refund. Thus, we face a risk of bankruptcy.

We are also party to the Travellers Facility with Travellers, a company controlled by the Company’s President, Chief Executive Officer and Principal Financial and Accounting Officer, Marc Hazout. Under the Travellers Facility, Travellers has made certain historical loans to or for the benefit of the Company and may in the future make further loans to or for the benefit of the Company. Such loans are unsecured, due on demand and non-interest bearing. As of the date of this filing, the net amount of loans outstanding under the Travellers Facility was CDN$95,000 or $87,258, with CDN$10,000 or $9,185 advanced on March 24, 2014, CDN$10,000 or $9,185 advanced on May 1, 2014 and CDN$75,000 or $68,888 advanced on May 20, 2014. All amounts are based on the noon exchange rate reported by the Bank of Canada on May 15, 2014.

SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management's best knowledge of current events and actions we may undertake in the future. Significant areas requiring the use of estimates relate to mineral rights, equity investment, plant and equipment and stock-based compensation. Actual results could differ from these and other estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the respective period.

We have identified below certain accounting policies that we believe are most important for the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our 2013 Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, Marc Hazout, our chief executive officer and principal financial officer, concluded as of the Evaluation Date, that such disclosure controls and procedures were not effective as of the Evaluation Date. Such conclusions were based on our missing a Form 8-K during the prior year’s fourth quarter and certain other filings being made late or with errors, earlier in the prior year.

Changes in internal controls

There were no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our 2013 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have defaulted under the terms of some or all of our convertible financing arrangements, as disclosed under the heading “Liquidity and Capital Resources” in our 2013 Form 10-K, which discussion is incorporated herein by reference.

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
Dated: May 20, 2014

By: /s/ Marc Hazout
Marc Hazout, President and Chief Executive Officer
(principal executive, financial and accounting officer)