Form 10-Q
period 2014-06-30
Silver Dragon Resources Inc.
filed 2014-08-13
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

[  ] Yes    [X] No

As of August 12, 2014, there were 272,710,823 shares of common stock outstanding, par value $0.0001.

SILVER DRAGON RESOURCES INC.
INDEX TO FORM 10-Q
FOR THE NINE-MONTH PERIOD ENDED JUNE 30, 2014
(EXPRESSED IN UNITED STATES FUNDS)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2014	2013

ASSETS
Current assets
Cash	$-	$226,937
Other receivables (note 5)	1,453	20,488
Deferred costs-current	55,999	55,999
Prepaid expenses	4,794	35,319
Total current assets	62,246	338,743

Deferred costs	14,000	42,000
Plant and equipment, net (note 6)	142,642	207,968
Equity investment (note 7)	2,974,287	3,680,774

Total assets	$3,193,175	$4,269,485

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank indebtedness	$175	$-
Advance credit note (note 8)	1,069,279	1,069,279
Accounts payable	762,894	722,700
Accrued liabilities	864,983	704,590
Promissory note payable (note 9)	166,623	166,623
Convertible notes payable (note 10)	3,630,867	3,298,054
Related party payable (note 11)	90,908	-
Total liabilities	6,585,729	5,961,246

Capital stock (note 12)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.0001 par value, 300,000,000 shares authorized (2013 – 300,000,000), 267,349,611 shares issued and outstanding (2013 – 267,999,611 issued and outstanding)	26,850	26,915
Additional paid-in capital	46,360,074	46,569,009
Treasury (nil shares; 2013-550,000 shares)	-	(209,000)
Deficit accumulated during the exploration stage	(49,883,617)	(48,197,148)
Accumulated comprehensive income	104,139	118,463
Stockholders’ deficit	(3,392,554)	(1,691,761)

Total liabilities and stockholders’ deficit	$3,193,175	$4,269,485

Going concern (note 2)
Commitments and contingencies (note 14)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six-month periods ended June 30, 2014 and 2013 and
Cumulative for the period from May 9, 1996 (date of inception) to June 30, 2014
(Unaudited)

					For the
					period from
	For the three-month periods		For the six-month periods		May 9, 1996
	ended		ended		(date of
					inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013	2014

Operating expenses
Exploration	$-	$-	$-	$-	$7,174,048
General and administrative	254,695	565,547	597,182	799,567	31,385,401
Write-off of Mexican assets	-	-	-	-	3,242,039
Total operating expenses	254,695	565,547	597,182	799,567	41,801,488
Loss from operations	(254,695)	(565,547)	(597,182)	(799,567)	(41,801,488)
Other (expenses) income
Gain on disposal of plant and equipment	-	14,769	-	14,769	14,769
Interest expense	(278,411)	(124,994)	(382,800)	(149,987)	(3,914,461)
Interest income	-	-		-	85,553
Loss on settlement	-	-	-	-	(2,195,458)
Net loss on equity investment	(601,912)	(308,602)	(706,487)	(453,312)	(4,243,624)
Forgiveness of debt	-	-	-	-	38,871
Gain on sale of interest in subsidiary	-	-	-	-	1,816,733
Gain on sale of interest in mining property	-	-	-	-	1,078,491
Non-recurring items	-	-	-	-	(713,269)
Total other expenses	(880,323)	(418,827)	(1,089,287)	(588,530)	(8,032,395)
Loss before income taxes	(1,135,018)	(984,374)	(1,686,469)	(1,388,097)	(49,833,883)
Provision for income taxes	-	-	-	-	-
Net loss from continuing operations, after tax	(1,135,018)	(984,374)	(1,686,469)	(1,388,097)	(49,833,883)
Minority interest	-	-	-	-	253,021
Loss from discontinued operations (net of tax)	-	-	-	-	(302,755)
Net loss	(1,135,018)	(984,374)	(1,686,469)	(1,388,097)	(49,883,617)
Other comprehensive (loss) income:
Foreign exchange (loss) gain	(10,482)	32,914	(14,324)	(23,295)	104,139
Comprehensive loss	$(1,145,500)	$(951,460)	$(1,700,793)	$(1,411,392)	$(49,779,478)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	267,756,754	257,999,611	267,877,512	267,999,611

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Stockholders’ (Deficiency) Equity
For the six-month period ended June 30, 2014 and year end December 31, 2013
(Unaudited)

	Common Stock		Additional	Deficit	Treasury	Accumulated	Total
	Number of Amount		Paid-in	Accumulated	Stock	Comprehensive	Stockholders'
	Shares	$	Capital	During the	$	Income	Deficit
			$	Exploration		(Loss)
				Stage		$	$
				$

Balance, December 31, 2013	267,999,611	26,915	46,569,009	(48,197,148)	(209,000)	118,463	(1,691,761)

Shares cancelled	(100,000)	(10)	10	-	-	-	-
Treasury stock	(550,000)	(55)	(208,945)	-	209,000	-	-
Accumulated comprehensive loss	-	-	-	-	-	(14,324)	(14,324)
Net loss, 2014	-	-	-	(1,686,469)	-	-	(1,686,469)
Balance, June 30, 2014	267,349,611	26,850	46,360,074	(49,883,617)	-	104,139	(3,392,554)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2014 and 2013 and
Cumulative for the period from May 9, 1996 (date of inception) to June 30, 2014
(Unaudited)

			For the period
			from May 9, 1996 (date
	June 30,	June 30,	of inception) through
	2014	2013	June 30, 2014

Cash flows from operating activities
Net loss	$(1,686,469)	$(1,388,097)	$(49,883,617)
Net loss from discontinued operations	-	-	302,755
Net loss from continuing operations excluding minority interest	(1,686,469)	(1,388,097)	(49,580,862)
Adjustments for:
Gain on disposal of plant and equipment	-	(14,769)	(14,769)
Depreciation	65,326	63,536	854,546
Amortization of deferred expenses	28,000	28,000	419,825
Gain on sale of investment	-	-	(1,078,491)
Net loss from equity investment	706,487	453,312	4,243,624
Interest on convertible notes payable	-	100,000	145,060
Shares issued for services	-	-	8,590,071
Warrants and options issued for services	-	-	3,991,090
Amortization of beneficial conversion feature	-	-	2,337,940
Write-down of mineral rights	-	-	3,411,309
Write-down of assets	-	-	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivables	19,035	86,353	(8,308)
Prepaid expenses	30,525	25,275	78,937
Accounts payable	40,194	139,314	2,400,067
Accrued liabilities	160,393	266,935	834,148
Other	-	-	778,688
Net cash used in operating activities	(636,509)	(240,141)	(23,987,876)
Cash flows from investing activities
Investments in mineral rights	-	-	(1,920,441)
Proceeds from sale of investment	-	-	1,099,140
Proceeds on disposal of plant and equipment	-	14,769	14,769
Additional contribution to Sino-Top	-	-	(5,281,795)
Acquisition of plant and equipment	-	10,675	(1,362,959)
Other	-	-	4,364,090
Net cash provided by (used in) investing activities	-	25,444	(3,087,196)
Cash flows from financing activities
Advances on credit note	-	-	1,069,279
Bank indebtedness	175	31,178	175
Proceeds from issuance of common stock and warrants	-	-	18,168,492
Share issuance costs	-	-	(206,686)
Related party loans payable	90,908	98,346	1,472,876
Repayments of related party payables	-	-	(911,859)
Minority interest	-	-	253,021
Promissory note payable	-	-	516,623
Write-down of promissory note payable	-	-	(350,000)
Issuance of convertible notes payable (note 13)	332,813	122,500	6,974,089
Other	-	-	(59,609)
Net cash provided by financing activities	423,896	252,024	26,926,401
Effect of exchange rate on cash	(14,324)	(23,295)	148,671
(Decrease) increase in cash	(226,937)	14,032	-
Cash - beginning of period	226,937	13,406	-
Cash - end of period	$-	$27,438	$-

Supplemental cash flow information (note 13)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
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

At June 30, 2014, the Company had a working capital deficit of $6,523,483 (December 31, 2013 – $5,622,503), had not yet achieved profitable operations, incurred a net loss of $1,686,469 for the six-month period ended June 30, 2014 (2013 – $1,388,097), had accumulated losses of $49,883,617 since its inception, and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long run dependent upon achieving profitable operations.

Management has been unable to secure additional financing to meet its cash requirements, including ongoing capital, cash contributions for its equity investment and funds to repay all or certain of its convertible debt holders. There is no assurance of additional funding in any form, being available or available on acceptable terms.

In March of 2014, the Company received extensions of its obligations to repay the convertible debt holders from a date of March 31, 2014 to June 30, 2014. In addition, the Company had in place forbearance agreements with its convertible debt holders. The Company was not able to repay the obligations owing to the convertible debt holders on or before the June 30, 2014 deadline and thus is in default. Management continues to have discussions with the convertible debt holders in efforts to establish new deadlines for repayment and/or have them convert some or all of their convertible notes. The convertible debt holders continue to have the option to convert all or a portion of their notes. With the trading price at June 30, 2014, the Company did not have sufficient common stock to issue for a conversion of all the outstanding convertible debt.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

If management is unable to secure additional financing and/or extend the payoff date for its convertible debt holders beyond June 30, 2014, the Company may be forced to dilute its equity investment which may still occur as a result of not having made the required contributions for its equity investment by June 15, 2014 or may ultimately file for bankruptcy. Since the date to make the required contributions for the equity investment has elapsed, it is now the option of the other equity investors whether to dilute the Company’s 40% interest to 20%. The Company continues to have discussions with the other equity investors. Dilution may result in the Company’s operations being considered an investment company. The registration requirements for an investment company would be a significant financial and operational burden and is unlikely to be feasible for the Company. As a result of this risk, the Company may be required to significantly limit its business activities and dissolve.

In addition, although there have been discussions between the Company and the private investor (“Investor”), there has been no resolution to the treatment of the $1,069,279 advance credit note received from the Investor and the Company may be required to return such funds, with or without interest, to the Investor.

Realization values may be substantially different from carrying values as shown. These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

3. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the period ended June 30, 2014, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

4. Financial Instruments

The carrying value of other receivables, bank indebtedness, advance credit note, accounts payable, accrued liabilities, promissory note payable, convertible notes payable and related party payable approximated their fair value as of June 30, 2014 and December 31, 2013, due to their short-term nature.

Interest and Credit Risk

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from its financial instruments.

Currency Risk

While the reporting currency is the United States Dollar, $49,987 of consolidated expenses for the six-month period ended June 30, 2014 are denominated in Mexican Pesos; and $179,268 of consolidated expenses for the six-month period ended June 30, 2014, are denominated in Canadian Dollars. As at June 30, 2014, $1,198,669 of the net monetary liabilities are denominated in Mexican Pesos; and $206,025 of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

5. Other Receivables

The current balance in other receivables includes commodity taxes receivable of $1,453 (December 31, 2013-$3,968).

6. Plant and Equipment, net

			June 30,	December 31,
		Accumulated	2014	2013
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$36,966	$3,593	$4,221
Office equipment	45,720	35,728	9,992	11,098
Leasehold improvements	381,558	252,501	129,057	192,649
	$467,837	$325,195	$142,642	$207,968

During the six-month period ended June 30, 2013, the Company disposed of certain leasehold improvements which had been fully depreciated, resulting in a gain of $14,769. The gain is disclosed in the interim condensed consolidated statements of operations and comprehensive loss under gain on disposal of plant and equipment.

7. Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China (“Sino-Top”)

The Company owns 40% of Sino-Top, whose assets consist mainly of six exploration properties.

The Company is required to fund its share of ongoing operations at Sino-Top. At a meeting of the board of directors for Sino-Top held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 is RMB171.0 million (approximately $27,565,000) and the Company’s contribution is RMB76.0 million (approximately $12,251,000). The Company’s investment in Sino-Top will be diluted to 20% if it does not make a contribution of RMB50.0 million (approximately $8,060,000) by April 8, 2014 (extended to April 15, 2014) and a further contribution of RMB26.0 million (approximately $4,191,000) by June 15, 2014, with no further required contributions. These are cumulative amounts and include past contributions which were not made by the Company. The Company was not able to meet these deadlines and has been in discussions with Sino-Top to satisfy its required contributions. The change in the equity interest, should it occur, would have to be approved by the Ministry of Commerce as a result of registration through the Administration of Industry and Commerce.

Since the dates to make the required contributions for the equity investment have elapsed, it is now the option of the other equity investors whether to dilute the Company’s 40% interest to 20%. The Company continues to have discussions with the other equity investors.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

Carrying value of investment at December 31, 2013	$3,680,774

40% share of net loss for the six-month period ended June 30, 2014	(706,487)
Carrying value of investment at June 30, 2014	$2,974,287

Share of loss for the six-month periods ended June 30:

	2014	2013
Exploration expenses	$(571,929)	$(340,172)
General and administrative expenses	(134,558)	(113,140)
Share of loss for the period (at 40%)	$(706,487)	$(453,312)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

7. Equity Investment, continued

Summarized unaudited financial data of Sino Top for the six-month periods ended June 30:

	2014	2013
Revenue	$-	$-
Net loss	$(1,766,218)	$(1,133,280)
Current assets	$1,604,466	$1,634,563
Total assets	$2,621,664	$2,282,591
Current liabilities	$8,983,603	$5,326,164
Total liabilities	$8,983,603	$5,326,164

8. Advance Credit Note

During the prior year’s fourth quarter, the Company received advances on a note, in the amount of $1,069,279, from an Investor. A significant portion of the funds were disbursed before the prior year-end, to settle certain outstanding obligations and payables. The Company and the Investor did not resolve definitive agreements, nor did the Investor fund the remaining amounts initially anticipated to be required to complete the initial closing. Due to funding delays by the Investor and changes in the Investor’s offer, the Company’s Board of Directors (the “Board”), determined in March 2014, not to proceed with the contemplated transaction.

On April 18, 2014, the Investor demanded that the Company refund $1,014,140 of the initial advances made to the Company in 2013 and asserted that the Company’s use of such advances was unauthorized. The Company disputed the Investor’s assertions. Subsequent to these assertions, on May 7, 2014, the Investor proposed to the Company the terms of a new transaction that would result in the prior advances being treated as a loan and the provision of additional loans to the Company, subject to a change in the Company’s board of directors and management. The Company did not accept the terms proposed, but is seeking to further negotiate with the Investor the treatment of the advances made to date, the potential for additional advances and the terms of any such transaction, in order to prevent a dilution of the Company’s 40% interest in Sino-Top. Although there have been discussions and correspondence between the Investor and the Company, there has been no resolution to the treatment of the $1,069,279 advance credit note with the Investor and the Company may be required to return such funds, with or without interest, to the Investor.

9. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 with a carried interest rate of 5% per month, unsecured, and no maturity date. During the six-month period ended June 30, 2014, the Company incurred interest of $49,987 (2013 - $49,987).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

10. Convertible Notes Payable

	Secured	Convertible	Convertible
	Convertible	Redeemable	Promissory	Convertible	Total
	Promissory	Note (b)	Note (c)	Notes (d)
	Note (a)

Balance, December 31, 2013	$2,728,940	$271,510	$204,094	$93,510	$3,298,054

Interest and other charges	162,069	68,203	63,082	39,459	332,813

Balance, June 30, 2014	$2,891,009	$339,713	$267,176	$132,969	$3,630,867

(a)	On November 27, 2013, the Company and the lender entered into a fourth supplemental letter of agreement, pursuant to which the lender agreed that, if the Company pays $2,500,000 (the agreed “Payoff Amount”), by a fixed time on March 31, 2014, such payment would constitute payment in full of any and all obligations due and owing to the lender pursuant to certain secured convertible promissory note issued by the Company to the lender and certain other agreements between the two parties. All other terms and conditions of the original letter of agreement remained in full force and effect.

On March 27, 2014, the Company and the lender agreed to replace reference to the Payoff Amount and accept an amount equal to $2,750,000, so long as such payment is made on or before June 30, 2014. All other terms and conditions of the payoff letter remained in full force and effect.

In consideration of the foregoing, the lender agreed, from the date of the letter of agreement through the payoff date (the “Payoff Date”), to forbear from exercising any right or remedy in respect of the secured convertible promissory note and certain other agreements between the parties, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or remedy arising as a result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon the receipt and collection of the Payoff Amount as set forth in the letter of agreement. If the Payoff Amount is not paid by the Payoff Date, the lender’s agreement shall be deemed cancelled.

The Company was not able to make payment on or before June 30, 2014. As of June 30, 2014, the Company was in default of the payment required on this secured convertible promissory note. The lender continues to have the option to convert all or a portion of its secured convertible promissory note into common shares of the Company.

(b)	On November 8, 2013, the Company entered into a third letter supplemental letter of agreement with the lender pursuant to which the lender agreed to extend the Payoff Date for the convertible redeemable note owed from September 30, 2013 to March 31, 2014. All other terms and conditions of the original Letter of Agreement remain in full force and effect.

On March 25, 2014, the Company and the lender agreed to replace all references to March 31, 2014 in the payoff letter with June 30, 2014. The Company paid the lender $10 in consideration for this extension to the Payoff Date. All other terms and conditions of the payoff letter remained in full force and effect.

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

The Company was not able to make payment on or before June 30, 2014. As of June 30, 2014, the Company was in default of the payment required on this convertible redeemable note. The lender continues to have the option to convert all or a portion of its convertible redeemable note into common shares of the Company.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

(c)

On November 8, 2013, the Company entered into a third supplemental letter of agreement with the lender, pursuant to which the lender agreed to extend the Payoff Date for the convertible promissory note owed from September 30, 2013 to March 31, 2014. In consideration for the extension to the Payoff Date, the Company agreed to increase the outstanding balance of the convertible promissory note and other obligations by $10. All other terms and conditions of the original letter agreements remained in full force and effect.

On March 25, 2014, the Company and the lender agreed to replace all references to March 31, 2014 in the payoff letter with June 30, 2014. The Company paid the lender $10 in consideration for this extension to the Payoff Date. All other terms and conditions of the payoff letter remained in full force and effect.

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

The Company was not able to make payment on or before June 30, 2014. As of June 30, 2014, the Company was in default of the required payment on the convertible promissory note. The lender may impose penalties for non-payment. The lender continues to have the option to convert all or a portion of its convertible promissory note into common shares of the Company.

(d)

On November 8, 2013, the Company entered into a third supplemental letter of agreement with the lender, pursuant to which the lender agreed to extend the Payoff Date for the convertible notes owed from September 30, 2013 to March 31, 2014.

On March 25, 2014, the Company and the lender agreed to replace all references to March 31, 2014 in the payoff letter with June 30, 2014. The Company paid the lender $10 in consideration for this extension to the Payoff Date. All other terms and conditions of the payoff letter remained in full force and effect.

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

The Company was not able to make payment on or before June 30, 2014. As of June 30, 2014, the Company was in default of the required payment on these convertible notes. The lender continues to have the option to convert all or a portion of its convertible notes into common shares of the Company.

As noted under note 15, Subsequent Events, the lender converted one of their notes into common shares of the Company.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

11. Related Party Transactions and Balances

	June 30, 2014	December 31, 2013
Related party payable, non-interest bearing, due on demand and unsecured.	$90,908	$-

During the six-month period ended June 30, 2014, the Company incurred $161,646 (2013 - $159,507) in management fees paid to an Ontario company, Travellers International Inc. (“Travellers”), controlled by a director and officer of the Company, for the officer’s services as chief executive officer and $36,000 (2013-$36,000) of accrued fees to a director for management services. As at June 30, 2014, unpaid remuneration in the amount of $27,000 (December 31, 2013-$nil) is included in accounts payable and $82,920 (December 31, 2013-$nil) is included in accrued liabilities in relation to the chief executive officer and unpaid remuneration of $138,000 (December 31, 2013-$102,000) in relation to a director for management services is included in accrued liabilities.

During the six-month period ended June 30, 2014, the Company incurred $31,218 (2013-$44,947) in rent paid to a company controlled by a director and officer. Included in prepaid expenses is a rental deposit of $4,794 (December 31, 2013-$4,809). Also included under prepaid expenses as at June 30, 2014, is a prepayment for the chief executive officer’s services paid to Travellers of $nil (December 31, 2013-$30,510), including commodity taxes payable.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

11. Related Party Transactions and Balances, continued

These transactions were in the normal course of operations and have been recorded at the exchange amounts which the parties believe to be fair value.

12. Capital Stock

Common Stock

On May 27, 2014, 650,000 shares of the Company were cancelled, without the return of cash or property.

Warrants

As at June 30, 2014, 2,225,000 warrants were outstanding, having an exercise price of $0.06 per share with an average remaining contractual life of 0.72 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2013	12,235,000	$0.38
Expired during the six-month period ended June 30, 2014	(10,010,000)	(0.45)
Balance, June 30, 2014	2,225,000	$0.06

13. Supplemental Cash Flow Information

			For the period from May 9,
Issuance of convertible notes payable	June 30,	June 30,	1996 (date of inception)
	2014	2013	through June 30, 2014
Issuance of convertible notes payable	$-	$-	$5,037,500
Cash advances	-	-	1,794,493
Interest accrued and other charges	332,813	102,500	1,000,497
Notes receivable	-	-	(4,952,500)
Cash repayments on notes receivable	-	-	2,392,143
Deferred charges	-	-	807,869
Settlement of notes payable and receivable	-	-	894,087
	$332,813	$102,500	$6,974,089

For the six-month period ended June 30, 2014, there were no cash payments for income taxes (2013-$nil) and no cash payments for interest expense (2013-$nil).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

14. Commitments and Contingencies

(a)

On December 19, 2011, the Company entered into a three year office lease agreement with a related party for office space, which was amended during the first quarter of 2012 to commence from June 1, 2012 and end on May 31, 2015. The future minimum commitments under the lease obligations for office premises are as follows:

2014	$32,087
2015	26,740
$58,827

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

(b)	The Company has committed to provide capital contributions to cover expenses proportionate to its equity interest in Sino-Top.

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

15. Subsequent Events

(a)	On July 11, 2014, the Financial Industry Regulatory Authority provided clearance for the Company to enter quotations on the Over the Counter (“OTC”) bulletin board.

(b)	On July 22, 2014, one of the Company’s convertible debt holders, Asher Enterprises, Inc., converted $20,000 of their $51,000 note dated March 15, 2012 into 1,010,101 common shares of the Company. In addition, on July 31, 2014, the same convertible debt holder converted a further $15,000 of the $51,000 note into 1,666,667 common shares of the Company. And further, on August 6, 2014, the convertible debt holder converted the balance of the $51,000 note, converting $16,000 plus accrued interest of $8,160 into 2,684,444 common shares of the Company.

(c)	On July 24, 2014, Sino-Top provided funds as a loan, totaling RMB200,000 (approximately $32,200) to the Company’s Chinese operations. These funds are part of a total contribution of RMB1.0 million approved at the March 29, 2014 meeting of the Sino-Top Board of Directors. These funds will bear interest at the rate of 12% per annum and will be due and payable within two years.

16. Segmented Information

As at June 30, 2014	Corporate	Mexico	China	Total

Equity investment	$-	$-	$2,974,287	$2,974,287
Total assets	$218,888	$-	$2,974,287	$3,193,175

Six-month period ended June 30, 2014	Corporate	Mexico	China	Total

Revenues	$-	$-	$-	$-
Depreciation	$(65,326)	$-	$-	$(65,326)
Loss before income tax	$(929,995)	$(49,987)	$(706,487)	$(1,686,469)

As at December 31, 2013	Corporate	Mexico	China	Total

Equity investment	$-	$-	$3,680,774	$3,680,774
Total assets	$588,711	$-	$3,680,774	$4,269,485

Six-month period ended June 30, 2013	Corporate	Mexico	China	Total

Revenues	$-	$-	$-	$-
Depreciation	$(63,536)	$-	$-	$(63,536)
Loss before income tax	$(884,798)	$(49,987)	$(453,312)	$(1,388,097)

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

Sale of Interest in Chifeng

On May 28, 2012, the Company entered into a definitive agreement to sell its 70% interest in Chifeng, which then owned the Erbahuo silver mine located on the boundary of Wengniute County and Keshiketeng County, Inner Mongolia. The Company sold such interest to Deng Zuoping, a private Chinese investor, for RMB 7.4 million or approximately US$1,164,000, of which RMB1.0 million or approximately $157,000 was to be paid within three business days after signing the agreement, RMB5.0 million or approximately $787,000 was to be paid before July 15, 2012 and RMB1.4 million or approximately $220,000 was to be paid by November 1, 2012. On June 1, 2012, an initial deposit of RMB1.0 million or approximately $157,000 was received, of which $12,584 was contributed to Chifeng for expenses incurred until the date of the sale. Concurrently with such payment, we transferred to the purchaser title to our interest in Chifeng. Of the remaining payments, RMB5.0 million or approximately $791,000 was paid to the Company during the fourth quarter of 2012. During 2013, RMB900,000 or approximately $146,000 was paid. In addition, in the third quarter of 2013, RMB400,000 or $64,880 was added to the costs in connection with the Chifeng sale. As at December 31, 2013, RMB100,000 or approximately $16,500 remained outstanding. This balance was received on January 3, 2014. All amounts approximate the noon exchange rate on the date of the transactions reported by the Bank of Canada.

Status of Sino-Top Joint Venture Funding

At the recent Sino-Top board of directors meeting held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 is RMB171.0 million or approximately $27,770,000 and the Company's contribution is RMB76.0 million or approximately $12,342,000. Approximately 85% of the budget is dedicated to exploration activity. The Company's investment in Sino-Top would be diluted to 20% if it did not make a contribution of RMB50.0 million or $8,120,000 by April 8, 2014 (on April 1, the Company was granted an extension from April 8, 2014 until April 15, 2014) and a further contribution of RMB26.0 million or $4,222,000 by June 15, 2014, with no further required contributions. These are cumulative amounts and include past contributions which were not made by the Company. All amounts approximate the noon exchange rate reported by the Bank of Canada on August 12, 2014.

The Company was not able to meet the deadlines and has been in discussions with Sino-Top and the private investor (the “Investor”) (noted below), to satisfactorily make its required contributions. No assurance can be provided that such discussions will be successful or that the Company will be able to prevent the dilution of its interest in Sino-Top to 20%, even if financing becomes available. The dilution of the Company’s equity interest in Sino-Top, should it occur, would have to be approved by the Ministry of Commerce, now that registration has taken place through the Administration of Industry and Commerce. If the Company’s interest is diluted, or if it is otherwise asserted or determined that the Company is an investment company under the United States Investment Company Act of 1940, as amended, the Company may be required to file for bankruptcy and dissolve.

Since the dates to make the required contributions for the equity investment have elapsed, it is now the option of the other equity investors whether to dilute the Company’s 40% interest to 20%. The Company continues to have discussions with Sino-Top.

Potential Transaction with Investor

In 2013, the Company began to engage in discussions with the Investor regarding a potential transaction that, if completed, would have involved the Investor making a secured loan to the Company and taking over control of the management and board of directors of the Company. On November 29 and December 31, 2013, the Company received advances totaling $1,069,279 from the Investor; however, the parties did not resolve definitive agreements, nor did the Investor fund the remaining amounts initially anticipated to be required to complete the initial closing. Due to funding delays by the Investor and changes in the Investor’s offer, the Company’s Board of Directors (the “Board”), determined in March 2014 not to proceed with the contemplated transaction.

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

The Investor and the Company have continued to engage in additional discussions regarding the potential for further financing of the Company in order to prevent dilution of the Company’s 40% interest in Sino-Top. On April 8, 2014, the Investor provided RMB1.0 million or approximately $160,900 to Sino-Top directly, without the prior request or consent of the Company. The treatment of these funds, which remain in Sino-Top’s account as of August 12, 2014, is uncertain. All amounts approximate the noon exchange rate on the date of the transaction reported by the Bank of Canada.

On April 18, 2014, the Investor demanded that the Company refund $1,014,140 of the initial advances made to the Company in 2013 and asserted that the Company’s use of such advances was unauthorized. The Company disputed the Investor’s assertions. Subsequent to making these assertions, on May 7, 2014, the Investor proposed to the Company the terms of a new transaction that would result in the prior advances being treated as a loan, and the provision of additional loans to the Company, subject to a change in the Company’s board of directors and management. The Company did not accept the terms proposed, but is seeking to further negotiate with the Investor the treatment of the advances made to date, the potential for additional advances, and the terms of any such transaction in order to prevent dilution of the Company’s interest in Sino-Top. If the Company’s negotiations with the Investor or the Company’s joint venture partners are unsuccessful, the Company may be required to return the Investor’s funds. There has been no resolution to the treatment of the $1,069,279 advance credit note with the Investor and the Company may be required to return such funds, with or without interest, to the Investor. The Company has insufficient funds to do so and may therefore become subject to bankruptcy.

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
  Tunneling in progress, with approximately 766m adit, 26m shaft, 22m inclined shaft and 138m ventilation shaft completed year to date. Mine design and equipment procurement in progress. Mining license application in progress, currently in the stage of environmental appraisal (including water resource utilization review).

2014 Program and Capital Budget

At a meeting of the Sino-Top board, held on March 29, 2014, the 2014 exploration and work program was established, as follows:

Dadi Property

1.	Mining projects:

•

Completing the sinking of the shaft and installation work on the basis of last year’s work; conducting cut mining engineering on ore bodies I and II; conducting stope preparations on part of ore body IV; producing enough ores for the test run.

2.	Exploration projects:

•

Conducting drilling and tunneling projects on uncontrolled or unidentified parts of ore bodies I, II, III and IV to further control the ore occurrence, form, scale, mineral characteristics and quality change, so as to increase the resources for sustainable production of the mill.

•	Exploration plan for each ore body (mineralized zone):
•

Ore Body I: conducting tunneling along the ore body northwest of exploration line 3 at the levels of 1384m and 1350m to control the extensions, continuity and thickness of ore body; conducting tunneling at 1426m level between exploration lines 3 and 5 to understand the oxidation of the upper parts and the continuity of ore body.

•

Ore Body II: conducting drilling work to control the extensions in the northwest of the ore body II and define the scale, ore occurrence and the grades along the extension of ore body in the deeper parts, so as to increase the mineralization zone; conducting tunneling in the deeper parts at the 1300m and 1250m levels upon completion of the shaft in order to control ore body II with tunneling.

•

Ore Body III (with no previous exploration work): conducting drifting to explore mineralization zone III based on the tunnels at exploration line 5 in ore body IV, with surface drilling followed by verification through tunneling work, in order to obtain new ore-finding clues.

•

Ore Body IV: based on the current tunnels, conducting drifting at the levels of 1330m and 1380m to control the mineralization zone in the upper parts. The inclined shaft below 1330 leads to two levels for exploring the deeper parts and reserves. Conducting drifting west of exploration line 17 at 1330m level for further exploration.

•	Designed workload: Tunneling 2,143m, drilling 3,000m, 600 general assays.

3.	Mill Construction Plan:

•	The overall requirement is the completion of the construction of the mill and equipment installation for Dadi and its supporting projects and a test run before the end of 2014.
•	Completing the equipment bidding for mill construction, preliminary assessment and design of tailings pond in March and April;
•	Completing the design of mill and tailings pond before the end of May; completing the design assessment of electric transmission and distribution circuits.
•

Commencing in June, the construction work for power lines and substations, mill, tailings pond, water tanks, water pipes leading to the water source, etc. with the goal of completing the construction and installation before the end of October;

•	Completing the construction projects before the end of September for the mill equipment storage, offices, boiler room, lab, workshop, roads, and transformer station, etc.
•	Conducting equipment installation beginning in August (civil engineering and installation work done at the same time) and completing and debugging the installation before the end of October;
•	Conducting test run of the mill and tailings pond from October to December and make necessary modifications.

4.	Completing the Dadi mining license application work before the end of 2014.

Laopandao Property

  Completing the review and filing of the geological report.
  Obtaining the mining license by the end of 2014. Currently in the stage of mining area delimination.
  Upon obtaining the mining license, Sino-Top intends to sell the Laopandao property (assuming an interested buyer).

Aobaotugounao Property

  No investment in this property is planned for 2014.
  Sino-Top intends to sell the Aobaotugounao property (assuming an interested buyer).

Zhuanxinhu Property

1.	Objectives and tasks:

•

Conducting drilling work to control the strike and dip of ore body I based on work completed in 2013; conducting other exploration work to understand its ore-controlling structure and find new mineralization zones; conducting drilling and tunneling work to increase the mineralization zones; studying ore-processing parameters and economic values.

•	Drilling currently in progress with approximately 500m (2 holes) completed year to date.

2.	Planned workload:

•

Drilling (geologic) 4,000m, tunneling 500m, geophysical prospecting 6.24 km2, 1 metallurgical test sample, 500 general assays, hydrological drilling 1,000m, hydrological-engineering-environmental investigation 6km2, and trenching 2,000m3.

Yuanlinzi Property

1.	Objectives and tasks:

•	Further identifying the deeper parts of the original tin bodies I and II with the use of the old data of the 1970’s, recalculating the economic values and identifying the promising anomalies.
•	Preparations currently underway for the commencement of exploration.

2.	Planned workload:

•	1:2000 topographical survey over 1.25 km2, 1:2000 geological survey 1.25 km2, trenching, 2,000 m3, drilling 1,500m and 300 general assays.

Shididonggou Property

1.	Objectives and tasks:

•

Conducting trenching and drilling work to find out the ore-bearing potentials and continuity of major mineralization and verify the geophysical and geochemical anomalies based on last year’s exploration work.

•	Preparations currently underway for the commencement of drilling.

2.	Planned workload:

•	1:2000 topographical survey over 3.11 km2, 1:2000 geological survey over 3.11 km2, trenching 2,000 m3, 5 geophysical profiles, drilling 1,500m, and 500 general assays.

Relocation and Reincorporation

  Sino-Top relocated to Keshiketeng County, Inner Mongolia and the registration process for changing the place of incorporation will be completed by the end of 2014.

No assurance can be provided that the foregoing plans and objectives will be achieved.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net sales were $nil for both six-month periods ended June 30, 2014 and June 30, 2013, as there was no production at any of the properties.

The net loss for the six-month period ended June 30, 2014 was $1,686,469 compared to $1,388,097 for the six-month period ended June 30, 2013, an increase of $298,372, primarily as a result of a higher net loss on the Company’s equity investment of $253,175, increased interest expense on the convertible notes of $232,813, offset by reduced general and administrative expenses of $202,385 and the absence of the gain on disposal of plant and equipment of $14,769, incurred in the prior period.

General and administrative expenses decreased to $597,182 for the six-month period ended June 30, 2014 from $799,567 for the six-month period ended June 30, 2013, primarily as a result of reduced professional fees, including legal and audit and reduced payroll related costs as a result of not employing full-time staff and a reduction in expenses related to the operation of the China location. The Company continues to employ part-time contractors to carry out accounting and administrative responsibilities.

Total other expenses increased by $500,757 to $1,089,287 for the six-month period ended June 30, 2014 from $588,530 for the six-month period ended June 30, 2013, primarily as a result of a higher net loss on the Company’s equity investment of $253,175, additional interest expense of $232,813 on the convertible notes offset by the absence of the gain on disposal of plant and equipment of $14,769, incurred in the prior period.

The net loss on equity investment increased by $253,175, as noted above, primarily due to the increase in exploration activity.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net sales were $nil for both of the three-month periods ended June 30, 2014 and June 30, 2013, as there was no production at any of the properties.

The net loss for the three-month period ended June 30, 2014 was $1,135,018 compared to $984,374 for the three-month period ended June 30, 2013, primarily due to reduced expenditures in general and administrative of $310,852, increased interest expense of $153,417 and a higher net loss on equity investment of $293,310, offset by the absence of the gain on disposal of plant and equipment of $14,769, incurred in the prior period.

General and administration expenses decreased to $254,695 for the three-month period ended June 30, 2014 from $565,547 for the three-month period ended June 30, 2013, primarily as a result of lower professional fees, including legal and audit, reduced payroll related costs as a result of not employing full-time staff and a reduction in expenses related to the operation of the China location. The Company continues to employ part-time contractors to carry out accounting and administrative responsibilities.

Total other expenses increased by $461,496 to $880,323 in the three-month period ended June 30, 2014 from $418,827 in the three-month period ended June 30, 2013, primarily as a result of a higher net loss on the Company’s equity investment of $293,310, increased interest expense on the convertible notes of $153,417, offset by the absence of the gain on disposal of plant and equipment of $14,769, incurred in the prior period.

The net loss on equity investment increased by $293,310, as noted above, primarily due to the increase in exploration activity.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for the exploration and acquisition of mining exploration properties, corporate and administrative costs and the payoff of our outstanding debt. At June 30, 2014, we had a working capital deficit of $6,523,483 (December 31, 2013-$5,622,503), cash on hand of $nil (December 31, 2013-$226,937) and current debt obligations in the amount of $6,585,729 (December 31, 2013-$5,961,246). To pay our debts and to fund any future operations, we require significant new funds, which we may not be able to obtain. As at June 30, 2014, in addition to the funds we require to liquidate our $6,585,729 in current debt obligations and the funds we require to satisfy our RMB76.0 million or approximately $12,342,000 contributions to Sino-Top, we estimate that we must raise approximately $1,200,000 million to fund capital requirements and general corporate and administrative costs for the next 12 months. See also above, “Status of Sino-Top Joint Venture Funding” and “Potential Transaction with Investor”. All amounts are based on the noon exchange rate reported by the Bank of Canada on August 12, 2014.

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

At June 30, 2014, the Company had a working capital deficit of $6,523,483 (December 31, 2013 – $5,622,503), had not yet achieved profitable operations, incurred a net loss of $1,686,469 for the six-month period ended June 30, 2014 (2013 – $1,388,097), had accumulated losses of $49,883,617 since its inception, and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long run dependent upon achieving profitable operations.

Management has been unable to secure additional financing to meet its cash requirements, including ongoing capital, cash contributions for its equity investment and funds to repay all or certain of its convertible debt holders. There is no assurance of additional funding in any form, being available or available on acceptable terms.

In March of 2014, the Company received extensions of its obligations to repay the convertible debt holders from a date of March 31, 2014 to June 30, 2014. In addition, the Company had in place forbearance agreements with its convertible debt holders. The Company was not able to repay the obligations owing to the convertible debt holders on or before the June 30, 2014 deadline and thus is in default. Management continues to have discussions with the convertible debt holders in efforts to establish new deadlines for repayment and/or have them convert some or all of their convertible notes. The convertible debt holders continue to have the option to convert all or a portion of their notes. At the current trading price, the Company does not have sufficient common stock to allow for a conversion of all the remaining outstanding convertible debt.

If management is unable to secure additional financing and/or extend the payoff date for its convertible debt holders beyond June 30, 2014, the Company may be forced to dilute its equity investment which may still occur as a result of not having made the required contributions for its equity investment by June 15, 2014 or may ultimately file for bankruptcy. Since the date to make the required contributions for the equity investment has elapsed, it is now the option of the other equity investors whether to dilute the Company’s 40% interest to 20%. The Company continues to have discussions with the other equity investors. Dilution may result in the Company’s operations being considered an investment company. The registration requirements for an investment company would be a significant financial and operational burden and is unlikely to be feasible for the Company. As a result of this risk, the Company may be required to significantly limit its business activities and dissolve.

In addition, although there have been discussions between the Company and the Investor, there has been no resolution to the treatment of the $1,069,279 advance credit note received from the Investor and the Company may be required to return such funds, with or without interest, to the Investor.

Realization values may be substantially different from carrying values as shown. These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”), we are currently subject to deferral agreements with our four convertible note lenders. Such deferral agreements generally provided that, if we were able to pay an aggregate of $3,319,144 to the lenders by June 30, 2014, such payments would have constituted payment in full of any and all obligations due and owing under our outstanding convertible notes owed to these lenders. We are currently in default on our deferral agreements with our four convertible note lenders as a result of not having repaid our notes on or before June 30, 2014. Management is currently in discussions with the convertible note lenders concerning additional deferrals and/or note conversions. The convertible note lenders continue to have the option of converting all or a portion of their convertible notes. In addition, one or more, may impose penalties. On July 22, 2014, one of our convertible note lenders, Asher Enterprises, Inc., converted $20,000 of their $51,000 note for 1,010,101 common shares of the Company. In addition, on July 31, 2014, this note lender converted an additional $15,000 of the same note for 1,666,667 common shares of the Company. Further, on August 6, 2014, this convertible note lender converted the balance of their $51,000 note and accrued interest of $8,160 for a total of $24,160 for 2,684,444 common shares of the Company. At the current trading price, the Company does not have sufficient common stock to allow for a conversion of all the remaining outstanding convertible debt.

As discussed above under “Potential Transaction with Investor”, we have received advances of $1,069,279 from the Investor that has demanded the refund of $1,014,140 of such amount. In addition, on April 8, 2014, the Investor provided RMB1.0 million (approximately $160,900) directly to Sino-Top, without the prior request or consent of the Company. The treatment of the funds, which remained in Sino-Top’s account, is uncertain.

We do not have sufficient funds to satisfy the Investor’s demand for a refund. Thus, we face a risk of bankruptcy.

We are also party to the Travellers Facility with Travellers, a company controlled by the Company’s President, Chief Executive Officer and Principal Financial and Accounting Officer, Marc Hazout. Under the Travellers Facility, Travellers has made certain historical loans to or for the benefit of the Company and may in the future make further loans to or for the benefit of the Company. Such loans are unsecured, due on demand and non-interest bearing. As of the date of this filing, the net amount of loans outstanding under the Travellers Facility was CDN$145,000 or approximately $132,500 with CDN$10,000 or approximately $9,100 advanced on March 24, 2014, CDN$10,000 or approximately $9,100 advanced on May 1, 2014, CDN$75,000 or approximately $68,600 advanced on May 20, 2014, CDN$15,000 or approximately $13,700 advanced on July 2, 2014 and $35,000 or approximately $32,000 advanced on August 1, 2014. All amounts approximate the noon exchange rate reported by the Bank of Canada on August 12, 2014.

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

Changes in internal controls

There were no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. Exhibits

1.1	Entry into a Material Definitive Agreement (incorporated by reference to Exhibit 1.01to form 8-K filed with the SEC on August 1, 2014)
2.1	Silver Dragon’s Sino-Top Joint Venture Receives New Business License (incorporated by reference to Exhibit 1.01 to form 8-K filed with the SEC on August 11, 2014)
31.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Dated: August 13, 2014

By: /s/ Marc Hazout
Marc Hazout,
President and Chief Executive Officer
(principal executive, financial and accounting officer)