Form 10-Q
period 2014-09-30
Silver Dragon Resources Inc.
filed 2014-11-14
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________to _____________

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

     [   ] Yes            [X] No

As of November 13, 2014, there were 279,733,758 shares of common stock outstanding, par value $0.0001.

SILVER DRAGON RESOURCES INC.
INDEX TO FORM 10-Q
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2014
(EXPRESSED IN UNITED STATES FUNDS)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS
Current assets
Cash	$13,811	$226,937
Other receivables (note 5)	2,777	20,488
Deferred costs-current	55,999	55,999
Prepaid expenses	4,567	35,319
Total current assets	77,154	338,743

Deferred costs	-	42,000
Plant and equipment, net (note 6)	109,979	207,968
Equity investment (note 7)	2,610,784	3,680,774

Total assets	$2,797,917	$4,269,485

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank indebtedness	$918	$-
Advance credit note (note 8)	1,069,279	1,069,279
Accounts payable	724,951	722,700
Accrued liabilities	969,040	704,590
Promissory note payable (note 9)	166,623	166,623
Convertible notes payable (note 11)	3,576,524	3,298,054
Related party payable (note 12)	155,365	-
Total current liabilities	6,662,700	5,961,246

Long-term debt (note 10)	65,160	-
Total liabilities	6,727,860	5,961,246

Capital stock (note 13)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized (2013 – 300,000,000), 279,733,758 shares issued and outstanding (2013 – 267,999,611 issued and outstanding)	28,088	26,915
Additional paid-in capital	46,495,421	46,569,009
Treasury (nil shares; 2013-550,000 shares)	-	(209,000)
Deficit accumulated during the exploration stage	(50,590,189)	(48,197,148)
Accumulated comprehensive income	136,737	118,463
Stockholders’ deficit	(3,929,943)	(1,691,761)

Total liabilities and stockholders’ deficit	$2,797,917	$4,269,485

Going concern (note 2)
Commitments and contingencies (note 15)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine-month periods ended September 30, 2014 and 2013 and
Cumulative for the period from May 9, 1996 (date of inception) to September 30, 2014
(Unaudited)

					For the
					period from
	For the three-month periods		For the nine-month periods		May 9, 1996
	ended		ended		(date of
					inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013	2014

Operating expenses
Exploration	$-	$-	$-	$-	$7,174,048
General and administrative	234,979	135,672	832,161	935,239	31,620,380
Write-off of Mexican assets	-	-	-	-	3,242,039
Total operating expenses	234,979	135,672	832,161	935,239	42,036,467
Loss from operations	(234,979)	(135,672)	(832,161)	(935,239)	(42,036,467)
Other (expenses) income
Gain on disposal of plant and equipment (note 6)	-	-	-	14,769	14,769
Interest expense	(108,090)	(210,200)	(490,890)	(360,187)	(4,022,551)
Interest income	-	-		-	85,553
Loss on settlement	-	-	-	-	(2,195,458)
Net loss on equity investment	(363,503)	(313,916)	(1,069,990)	(767,228)	(4,607,127)
Forgiveness of debt	-	-	-	-	38,871
Loss on sale of interest in subsidiary	-	-	-	-	1,816,733
(Loss) gain on sale of interest in mining property	-	(64,880)	-	(64,880)	1,078,491
Non-recurring items	-	-	-	-	(713,269)
Total other expenses	(471,593)	(588,996)	(1,560,880)	(1,177,526)	(8,503,988)
Loss before income taxes	(706,572)	(724,668)	(2,393,041)	(2,112,765)	(50,540,455)
Provision for income taxes	-	-	-	-	-
Net loss from continuing operations, after tax	(706,572)	(724,668)	(2,393,041)	(2,112,765)	(50,540,455)
Minority interest	-	-	-	-	253,021
Loss from discontinued operations (net of tax)	-	-	-	-	(302,755)
Net loss	(706,572)	(724,668)	(2,393,041)	(2,112,765)	(50,590,189)
Other comprehensive income (loss):
Foreign exchange gain (loss)	32,598	(3,107)	18,274	2,227	136,737
Comprehensive loss	$(673,974)	$(727,775)	$(2,374,767)	$(2,110,538)	$(50,453,452)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	274,139,927	267,999,611	269,987,923	267,999,611

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Stockholders’ Deficit
For the nine-month period ended September 30, 2014 and year end December 31, 2013
(Unaudited)

	Common Stock		Additional	Deficit	Treasury		Total
	Number of Amount		Paid-in	Accumulated	Stock	Accumulated	Stockholders'
	Shares	$	Capital	During the	$	Comprehensive	Deficit
			$	Exploration		Income
				Stage		$	$
				$

Balance, December 31, 2013	267,999,611	26,915	46,569,009	(48,197,148)	(209,000)	118,463	(1,691,761)

Shares cancelled	(100,000)	(10)	10	-	-	-	-
Treasury stock	(550,000)	(55)	(208,945)	-	209,000	-	-
Shares issued on conversion of notes	12,384,147	1,238	135,347	-			136,585
Accumulated comprehensive income	-	-	-	-	-	18,274	18,274
Net loss, 2014	-	-	-	(2,393,041)	-	-	(2,393,041)
Balance, September 30, 2014	279,733,758	28,088	46,495,421	(50,590,189)	-	136,737	(3,929,943)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2014 and 2013 and
Cumulative for the period from May 9, 1996 (date of inception) to September 30, 2014
(Unaudited)

			For the period
			from May 9, 1996
	September 30,	September 30,	(date of inception) through
	2014	2013	September 30, 2014

Cash flows from operating activities
Net loss	$(2,393,041)	$(2,112,765)	$(50,590,189)
Net loss from discontinued operations	-	-	302,755
Net loss from continuing operations excluding minority interest	(2,393,041)	(2,112,765)	(50,287,434)
Adjustments for:
Gain on disposal of plant and equipment	-	(14,769)	(14,769)
Depreciation	97,989	95,338	887,209
Amortization of deferred expenses	42,000	42,000	433,825
Gain on sale of investment	-	64,880	(1,078,491)
Net loss from equity investment	1,069,990	767,228	4,607,127
Interest on convertible notes payable	-	-	145,060
Shares issued for services	-	-	8,590,071
Warrants and options issued for services	-	-	3,991,090
Amortization of beneficial conversion feature	-	-	2,337,940
Write-down of mineral rights	-	-	3,411,309
Write-down of assets	-	-	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivables	17,711	179,329	(9,632)
Prepaid expenses	30,752	25,176	79,164
Accounts payable	2,251	64,683	2,362,124
Accrued liabilities	264,450	365,606	938,205
Other	-	-	778,688
Net cash used in operating activities	(867,898)	(523,294)	(24,219,265)
Cash flows from investing activities
Investments in mineral rights	-	-	(1,920,441)
Proceeds from sale of investment	-	(64,880)	1,099,140
Proceeds on disposal of plant and equipment	-	14,769	14,769
Additional contribution to Sino-Top	-	-	(5,281,795)
Acquisition of plant and equipment	-	10,675	(1,362,959)
Other	-	-	4,364,090
Net cash used in investing activities	-	(39,436)	(3,087,196)
Cash flows from financing activities
Advances on credit note	-	-	1,069,279
Bank indebtedness	918	-	918
Proceeds from issuance of common stock and warrants	-	-	18,168,492
Share issuance costs	-	-	(206,686)
Related party loans payable	155,365	161,927	1,537,333
Repayments of related party payables	-	-	(911,859)
Minority interest	-	-	253,021
Promissory note payable	-	-	516,623
Write-down of promissory note payable	-	-	(350,000)
Issuance of convertible notes payable	415,055	407,706	7,056,331
Advances on long-term debt	65,160	-	65,160
Other	-	-	(59,609)
Net cash provided by financing activities	636,498	569,633	27,139,003
Effect of exchange rate on cash	18,274	2,227	181,269
(Decrease) increase in cash	(213,126)	9,130	13,811
Cash - beginning of period	226,937	13,406	-
Cash - end of period	$13,811	$22,536	$13,811

Supplemental cash flow information (note 14)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2014 and 2013
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

At September 30, 2014, the Company had a working capital deficit of $6,585,546 (December 31, 2013 – $5,622,503), had not yet achieved profitable operations, incurred a net loss of $2,393,041 for the nine-month period ended September 30, 2014 (2013 – $2,112,765), had accumulated losses of $50,590,189 since its inception, and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long run dependent upon achieving profitable operations.

Management has been unable to secure additional financing to meet its cash requirements, including ongoing capital, cash contributions for its equity investment and funds to repay all or certain of its convertible debt holders. There is no assurance of additional funding in any form, being available or available on acceptable terms.

In March of 2014, the Company received extensions of its obligations to repay the convertible debt holders from a date of March 31, 2014 to June 30, 2014. In addition, the Company had in place forbearance agreements with its convertible debt holders. The Company was not able to repay the obligations owing to the convertible debt holders on or before the June 30, 2014 deadline and thus is in default. Management continues to have discussions with the convertible debt holders in efforts to establish new deadlines for repayment and/or have them convert some or all of their convertible notes. The convertible debt holders continue to have the option to convert all or a portion of their notes, as some have during the current period. With the trading price at September 30, 2014, the Company did not have sufficient common stock to issue for a conversion of all the outstanding convertible debt.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

As management was unable to secure additional financing and/or extend the payoff date for its convertible debt holders, the Company may be forced to dilute its equity investment which may still occur as a result of not having made the required contributions for its equity investment by June 15, 2014 or may ultimately file for bankruptcy. Since the dates to make the required contributions for the equity investment have elapsed, it is now the option of the other equity investors whether to dilute the Company’s 40% interest to 20%. The Company continues to have discussions with the other equity investors. Dilution may result in the Company’s operations being considered an investment company. The registration requirements for an investment company would be a significant financial and operational burden and is unlikely to be feasible for the Company. As a result of this risk, the Company may be required to significantly limit its business activities and dissolve. Subsequent to September 30, 2014, the Company announced that Sino-Top, its equity investment, had signed an understanding with Shengda Mining Co., Ltd. (“Shengda”), to be acquired subject to a third party evaluation and all other regulatory approvals and filings. As a result, there is no current effort to raise additional financing for its equity investment.

In addition, although there had been discussions between the Company and the private investor (“Investor”), there has been no resolution to the treatment of the $1,069,279 advance credit note received from the Investor. The Company may be required to return such funds, with or without interest, to the Investor. On September 19, 2014, the Investor filed a complaint to recover $1,014,140 of the advance credit note. The Company has retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, dates for the plaintiff’s answering brief in response the Company’s Motion to Dismiss and the Company’s response to this brief, were proposed by the court.

Realization values may be substantially different from carrying values as shown. These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

3. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the period ended September 30, 2014, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

4. Financial Instruments

The carrying value of cash, other receivables, bank indebtedness, advance credit note, accounts payable, accrued liabilities, promissory note payable, convertible notes payable and related party payable approximated their fair value as of September 30, 2014 and December 31, 2013, due to their short-term nature. The carrying value of the long-term debt approximated its fair value as of September 30, 2014, due to its market interest rate.

Interest and Credit Risk

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from its financial instruments.

Currency Risk

While the reporting currency is the United States Dollar, $74,981 of consolidated expenses for the nine-month period ended September 30, 2014 are denominated in Mexican Pesos; and $272,189 of consolidated expenses for the nine-month period ended September 30, 2014, are denominated in Canadian Dollars. As at September 30, 2014, $1,208,634 of the net monetary liabilities are denominated in Mexican Pesos; and $260,173 of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

5. Other Receivables

The current balance in other receivables includes commodity taxes receivable of $2,777 (December 31, 2013-$3,968).

6. Plant and Equipment, net

			September 30,	December 31,
		Accumulated	2014	2013
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$37,280	$3,279	$4,221
Office equipment	45,720	36,281	9,439	11,098
Leasehold improvements	381,558	284,297	97,261	192,649
	$467,837	$357,858	$109,979	$207,968

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

The Company is required to fund its share of ongoing operations at Sino-Top. At a meeting of the board of directors for Sino-Top held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 is RMB171.0 million (approximately $27,856,000) and the Company’s contribution is RMB76.0 million (approximately $12,380,000). The Company’s investment in Sino-Top will be diluted to 20% if it does not make a contribution of RMB50.0 million (approximately $8,145,000) by April 8, 2014 (extended to April 15, 2014) and a further contribution of RMB26.0 million (approximately $4,235,000) by June 15, 2014, with no further required contributions. These are cumulative amounts and include past contributions which were not made by the Company. The Company was not able to meet these deadlines and has been in discussions with Sino-Top to satisfy its required contributions. The change in the equity interest, should it occur, would have to be approved by the Ministry of Commerce as a result of registration through the Administration of Industry and Commerce.

Since the dates to make the required contributions for the equity investment have elapsed, it is now the option of the other equity investors whether to dilute the Company’s 40% interest to 20%. The Company continues to have discussions with the other equity investors. Refer to note 16 (a), Subsequent Events, for the announcement of an understanding signed for the sale of Sino-Top, subject to a third party evaluation and all other regulatory approvals and filings.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

September 30, 2014

Carrying value of investment at December 31, 2013	$3,680,774
40% share of net loss for the nine-month period ended September 30, 2014	(1,069,990)
Carrying value of investment at September 30, 2014	$2,610,784

Share of loss for the nine-month periods ended September 30:

	2014	2013
Exploration expenses	$(859,521)	$(582,867)
General and administrative expenses	(210,469)	(184,361)
Share of loss for the period (at 40%)	$(1,069,990)	$(767,228)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

7. Equity Investment, continued

Summarized unaudited financial data of Sino Top for the nine-month periods ended September 30:

	2014	2013
Revenue	$-	$-
Net loss	$(2,674,976)	$(1,918,070)
Current assets	$4,273,644	$1,306,535
Total assets	$5,333,806	$2,011,955
Current liabilities	$4,336,456	$5,898,497
Total liabilities	$4,336,456	$5,898,497

8. Advance Credit Note

During the prior year’s fourth quarter, the Company received advances on a note, in the amount of $1,069,279, from an Investor. A significant portion of these funds were disbursed before the prior year-end, to settle certain outstanding obligations and payables. The Company and the Investor did not resolve definitive agreements, nor did the Investor fund the remaining amounts initially anticipated to be required to complete the initial closing. Due to funding delays by the Investor and changes in the Investor’s offer, the Company’s Board of Directors (the “Board”), determined in March 2014, not to proceed with the contemplated transaction.

On April 18, 2014, the Investor demanded that the Company refund $1,014,140 of the initial advances made to the Company in 2013 and asserted that the Company’s use of such advances was unauthorized. The Company disputed the Investor’s assertions. Subsequent to these assertions, on May 7, 2014, the Investor proposed to the Company the terms of a new transaction that would result in the prior advances being treated as a loan and the provision of additional loans to the Company, subject to a change in the Company’s board of directors and management. The Company did not accept the terms proposed.

On September 19, 2014, the Investor filed a complaint in the Court of the Chancery of the State of Delaware (the “Court”), to recover the $1,014,140. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The investor has also named Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and chief executive officer of the Company and the director and chief executive officer of the Company. The Company has retained counsel in Delaware and has filed a Motion to Dismiss. Subsequently, the Court proposed a date of November 26, 2014 for the plaintiff to file his answering brief in response to this Motion to Dismiss and the Company to file its reply brief to the plaintiff’s answering brief, on or before December 12, 2014.

9. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 with a carried interest rate of 5% per month, unsecured, and no maturity date. During the nine-month period ended September 30, 2014, the Company incurred interest of $74,981 (2013 - $74,981).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

10. Long-Term Debt

The Company has in place an agreement with Sino-Top, who will provide up to RMB1.0 million (approximately $163,000), repayable within two years from date of advance. The debt bears interest at the rate of 12% per annum and is unsecured. During the nine-month period ended September 30, 2014, the Company received a total of RMB400,000 (approximately $65,000) in two tranches of RMB200,000 (approximately $32,500), on July 24, 2014 and September 18, 2014, respectively. The funds are being used to fund the operations at the Company’s China office. Refer to note 16 (b), Subsequent Events, for details on a further advance of RMB200,000 (approximately $32,700).

11. Convertible Notes Payable

	Secured	Convertible	Convertible
	Convertible	Redeemable	Promissory	Convertible	Total
	Promissory	Notes (b)	Notes (c)	Notes (d)
	Note (a)

Balance, December 31, 2013	$2,728,940	$271,510	$204,094	$93,510	$3,298,054

Conversion of notes for shares	-	-	(28,125)	(108,460)	(136,585)
Interest and other charges	248,270	88,753	63,082	14,950	415,055

Balance, September 30, 2014	$2,977,210	$360,263	$239,051	$-	$3,576,524

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

On March 27, 2014, the Company and the lender agreed to replace reference to the Payoff Amount and accept an amount equal to $2,750,000, so long as such payment was made on or before June 30, 2014. All other terms and conditions of the payoff letter remained in full force and effect.

In consideration of the foregoing, the lender agreed, from the date of the letter of agreement through the payoff date (the “Payoff Date”), to forbear from exercising any right or remedy in respect of the secured convertible promissory note and certain other agreements between the parties, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or remedy arising as a result of any default or event of default. The parties had also agreed to a mutual release of claims, subject to and effective upon the receipt and collection of the Payoff Amount as set forth in the letter of agreement. If the Payoff Amount was not paid by the Payoff Date, the lender’s agreement shall be deemed cancelled.

The Company was not able to make payment on or before June 30, 2014. As of September 30, 2014, the Company continues to be in default of the payment required on this secured convertible promissory note. The lender continues to have the option to convert all or a portion of its secured convertible promissory note into common shares of the Company.

(b)

On November 8, 2013, the Company entered into a third letter supplemental letter of agreement with the lender pursuant to which the lender agreed to extend the Payoff Date for the convertible redeemable notes owed from September 30, 2013 to March 31, 2014. All other terms and conditions of the original Letter of Agreement remain in full force and effect.

On March 25, 2014, the Company and the lender agreed to replace all references to March 31, 2014 in the payoff letter with June 30, 2014. The Company paid the lender $10 in consideration for this extension to the Payoff Date. All other terms and conditions of the payoff letter remained in full force and effect.

In consideration of the foregoing, the lender agreed, from the date of the letter of agreement through the Payoff Date, to forbear from exercising any right or remedy in respect of the convertible redeemable notes and certain other agreements between the parties, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or remedy arising as the result of any default or event of default. The parties had also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the Payoff Amount as set forth in the letter of agreement. If the Payoff Amount was not paid by the Payoff Date, the lender’s agreement shall be deemed cancelled.

The Company was not able to make payment on or before June 30, 2014. As of September 30, 2014, the Company continues to be in default of the payment required on these convertible redeemable notes. The lender continues to have the option to convert all or a portion of its convertible redeemable note into common shares of the Company.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

(c)

On November 8, 2013, the Company entered into a third supplemental letter of agreement with the lender, pursuant to which the lender agreed to extend the Payoff Date for the convertible promissory notes owed from September 30, 2013 to March 31, 2014. In consideration for the extension to the Payoff Date, the Company agreed to increase the outstanding balance of the convertible promissory notes and other obligations by $10. All other terms and conditions of the original letter agreements remained in full force and effect.

On March 25, 2014, the Company and the lender agreed to replace all references to March 31, 2014 in the payoff letter with June 30, 2014. The Company paid the lender $10 in consideration for this extension to the Payoff Date. All other terms and conditions of the payoff letter remained in full force and effect.

In consideration of the foregoing, the lender agreed, from the date of the letter of agreement through the Payoff Date, to forbear from exercising any right or remedy in respect of the convertible promissory notes and certain other agreements between the parties, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or remedy arising as the result of any default or event of default. The parties had also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the Payoff Amount as set forth in the letter of agreement. If the Payoff Amount was not paid by the Payoff Date, the lender’s agreement shall be deemed cancelled.

The Company was not able to make payment on or before June 30, 2014. As of September 30, 2014, the Company continues to be in default of the required payment on the convertible promissory notes. The lender may impose penalties for non-payment. The lender continues to have the option to convert all or a portion of its convertible promissory notes into common shares of the Company.

On August 18, 2014, the lender converted a portion of one of their notes, totaling $28,125 for 2,500,000 common shares of the Company.

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

The Company was not able to make payment on or before June 30, 2014. As of September 30, 2014, the Company continues to be in default of the required payment on these convertible notes. The lender continues to have the option to convert all or a portion of its convertible notes into common shares of the Company.

From July 22, 2014 to August 20, 2014, the lender converted their notes in full, with accrued interest, a total of $108,460 for 9,884,147 common shares of the Company.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

12. Related Party Transactions and Balances

	September 30, 2014	December 31, 2013
Related party payable, non-interest bearing, due on demand and unsecured.	$155,365	$-

During the nine-month period ended September 30, 2014, the Company incurred $243,000 (2013 - $243,000) in management fees paid to Travellers, an Ontario Company controlled by a director and officer of the Company, for services as chief executive officer and $48,000 (2013-$54,000) of accrued fees to a director for management services. As at September 30, 2014, unpaid remuneration in the amount of $27,000 (December 31, 2013-$nil) is included in accounts payable and $162,000 (December 31, 2013-$nil) is included in accrued liabilities in relation to the chief executive officer and unpaid remuneration of $138,000 (December 31, 2013-$102,000) in relation to a director for management services is included in accrued liabilities.

During the nine-month period ended September 30, 2014, the Company incurred $46,945 (2013-$54,947) in rent paid to a company controlled by a director and officer. Included in prepaid expenses is a rental deposit of $4,567 (December 31, 2013-$4,809). Also included under prepaid expenses as at September 30, 2014, is a prepayment for the chief executive officer’s services paid to Travellers of $nil (December 31, 2013-$30,510).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

12. Related Party Transactions and Balances, continued

These transactions were in the normal course of operations and have been recorded at the exchange amounts which the parties believe to be fair value.

13. Capital Stock

Common Stock

On May 27, 2014, 650,000 shares of the Company were cancelled, without the return of cash or property. In addition, during the nine-month period ended September 30, 2014, a total of 12,384,147 shares of the Company were issued on the conversion of notes.

Warrants

As at September 30, 2014, 2,225,000 warrants were outstanding, having an exercise price of $0.06 per share with an average remaining contractual life of 0.47 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2013	12,235,000	$0.38
Expired during the nine-month period ended September 30, 2014	(10,010,000)	(0.45)
Balance, September 30, 2014	2,225,000	$0.06

14. Supplemental Cash Flow Information

			For the period from May 9,
Issuance of convertible notes payable	September 30,	September 30,	1996 (date of inception)
	2014	2013	through September 30, 2014
Issuance of convertible notes payable	$-	$122,500	$5,037,500
Cash advances	-	-	1,794,493
Interest accrued and other charges	415,055	285,206	1,082,739
Notes receivable	-	-	(4,952,500)
Cash repayments on notes receivable	-	-	2,392,143
Deferred charges	-	-	807,869
Settlement of notes payable and receivable	-	-	894,087
	$415,055	$407,706	$7,056,331

For the nine-month period ended September 30, 2014, there were no cash payments for income taxes (2013-$nil) and no cash payments for interest expense (2013-$nil). In addition, the Company converted $136,585 of convertible notes payable into 12,384,147 common shares as disclosed under note 13.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

15. Commitments and Contingencies

(a)

On December 19, 2011, the Company entered into a three year office lease agreement with a company controlled by a director and officer of the Company for office space, which was amended during the first quarter of 2012 to commence from June 1, 2012 and end on May 31, 2015. The future minimum commitments under the lease obligations for office premises are as follows:

2014	$15,285
2015	25,477
$40,762

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

(b)	The Company has committed to provide capital contributions to cover expenses proportionate to its equity interest in Sino-Top.

(c)

The Company’s Mexican subsidiary was subjected to irregularities that it was seeking to redress. Legal proceedings were heard and decided on an ex parte basis, without notice to the Company that resulted in its Mexican subsidiary losing title to its mineral assets. In December 2010, the Company became aware of this situation, and took steps through the courts in Mexico to redress the situation. It included a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities. On May 22, 2012, the Court ruled against the Constitutional Rights Claim. As a result, the Company determined that it will not pursue any further recourse with regard to this matter, and accordingly, will never recover the Mexican Concessions. Management is considering its options of whether to incur the costs of dissolving the Mexican subsidiary.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

16. Subsequent Events

(a)

On October 7, 2014, the Company announced that its Foreign Cooperative Joint Venture in China, Sino-Top, has signed an understanding with Shengda Mining Co., Ltd (“Shengda”) to be acquired subject to a third party evaluation and all other regulatory approvals and filings. Shengda is the majority shareholder of Sino-Top.

(b)	On November 4, 2014, the Company received a further advance of RMB200,000 (approximately $32,700) from Sino-Top for the Company’s operations in its China office.

17. Segmented Information

As at September 30, 2014	Corporate	Mexico	China	Total
Equity investment	$-	$-	$2,610,784	$2,610,784
Total assets	$187,133	$-	$2,610,784	$2,797,917

Nine-month period ended September 30, 2014	Corporate	Mexico	China	Total
Revenues	$-	$-	$-	$-
Depreciation	$(97,989)	$-	$-	$(97,989)
Loss before income tax	$(1,248,070)	$(74,981)	$(1,069,990)	$(2,393,041)

As at December 31, 2013	Corporate	Mexico	China	Total
Equity investment	$-	$-	$3,680,774	$3,680,774
Total assets	$588,711	$-	$3,680,774	$4,269,485

Nine-month period ended September 30, 2013	Corporate	Mexico	China	Total
Revenues	$-	$-	$-	$-
Depreciation	$(95,338)	$-	$-	$(95,338)
Loss before income tax	$(1,270,556)	$(74,981)	$(767,228)	$(2,112,765)

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

CHINESE PROPERTIES

Overview

By virtue of our 40% equity interest in Sino-Top Resources & Technologies, Ltd. (“Sino-Top”), we currently have an interest in the following six silver poly-metallic exploration properties owned by Sino-Top, which properties are located in the Erbahuo Silver District in Northern China (Inner Mongolia): Dadi; Laopandao; Aobaotugonao; Shididonggou; Yuanlinzi; and Zhuanxinhu. Prior to July 5, 2012, we also had a 70% interest in Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng”), which owned the Erbahuo property, also located in the Erbahuo Silver District in Northern China (Inner Mongolia).

Sale of Interest in Chifeng

On May 28, 2012, the Company entered into a definitive agreement to sell its 70% interest in Chifeng, which then owned the Erbahuo silver mine located on the boundary of Wengniute County and Keshiketeng County, Inner Mongolia. The Company sold such interest to Deng Zuoping, a private Chinese investor, for RMB 7.4 million or approximately US$1,164,000, of which RMB1.0 million or approximately $157,000 was to be paid within three business days after signing the agreement, RMB5.0 million or approximately $787,000 was to be paid before July 15, 2012 and RMB1.4 million or approximately $220,000 was to be paid by November 1, 2012. On June 1, 2012, an initial deposit of RMB1.0 million or approximately $157,000 was received, of which $12,584 was contributed to Chifeng for expenses incurred until the date of the sale. Concurrently with such payment, we transferred to the purchaser title to our interest in Chifeng. Of the remaining payments, RMB5.0 million or approximately $791,000 was paid to the Company during the fourth quarter of 2012. During 2013, RMB900,000 or approximately $146,000 was paid. In addition, in the third quarter of 2013, RMB400,000 or $64,880 was added to the costs in connection with the Chifeng sale. As at December 31, 2013, RMB100,000 or approximately $16,500 remained outstanding. This balance was received on January 3, 2014. All amounts approximate the noon exchange rate on the date of the transactions, as reported by the Bank of Canada.

Status of Sino-Top Joint Venture Funding

At the recent Sino-Top board of directors meeting held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 is RMB171.0 million or approximately $27,907,000 and the Company's contribution is RMB76.0 million or approximately $12,403,000. Approximately 85% of the budget is dedicated to exploration activity. The Company's investment in Sino-Top would be diluted to 20% if it did not make a contribution of RMB50.0 million or $8,160,000 by April 8, 2014 (on April 1, the Company was granted an extension from April 8, 2014 until April 15, 2014) and a further contribution of RMB26.0 million or $4,243,000 by June 15, 2014, with no further required contributions. These are cumulative amounts and include past contributions which were not made by the Company. All amounts approximate the noon exchange rate as reported by the Bank of Canada on November 12, 2014.

The Company was not able to meet the deadlines and had been in discussions with Sino-Top and the private investor (the “Investor”) (noted below), to satisfactorily make its required contributions. No assurance can be provided that such discussions will be successful or that the Company will be able to prevent the dilution of its interest in Sino-Top to 20%, even if financing becomes available. The dilution of the Company’s equity interest in Sino-Top, should it occur, would have to be approved by the Ministry of Commerce, now that registration has taken place through the Administration of Industry and Commerce. If the Company’s interest is diluted, or if it is otherwise asserted or determined that the Company is an investment company under the United States Investment Company Act of 1940, as amended, the Company may be required to file for bankruptcy and dissolve.

Since the dates to make the required contributions for the equity investment have elapsed, it is now the option of the other equity investors whether to dilute the Company’s 40% interest to 20%. The Company continues to have discussions with Sino-Top.

On October 7, 2014, the Company announced that Sino-Top had signed an understanding with Shengda Mining Co., Ltd (“Shengda”) to be acquired subject to a third party evaluation and all other regulatory approvals and filings. Shengda is the majority shareholder of Sino-Top.

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

The Investor and the Company had continued to engage in additional discussions regarding the potential for further financing of the Company in order to prevent dilution of the Company’s 40% interest in Sino-Top. On April 8, 2014, the Investor provided RMB1.0 million or approximately $162,900 to Sino-Top directly, without the prior request or consent of the Company. The treatment of these funds, which remain in Sino-Top’s account as of November 13, 2014, is uncertain. All amounts approximate the noon exchange rate on the date of the transaction as reported by the Bank of Canada.

On April 18, 2014, the Investor demanded that the Company refund $1,014,140 of the initial advances made to the Company in 2013 and asserted that the Company’s use of such advances was unauthorized. The Company disputed the Investor’s assertions. Subsequent to making these assertions, on May 7, 2014, the Investor proposed to the Company the terms of a new transaction that would result in the prior advances being treated as a loan, and the provision of additional loans to the Company, subject to a change in the Company’s board of directors and management. The Company did not accept the terms proposed.

On September 19, 2014, the Investor filed a complaint in the Court of the Chancery of the State of Delaware (the “Court”), to recover the $1,014,140. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The investor has also named Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and chief executive officer of the Company and the director and chief executive officer of the Company. The Company retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, the Court proposed a date of November 26, 2014 for the plaintiff to file his answering brief in response to this Motion to Dismiss and the Company to file its reply brief to the plaintiff’s answering brief, on or before December 12, 2014.

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

At present, tunneling and mine development projects are underway at Dadi, with approximately 2,008m of tunneling (including 1,706m adit and 302m ventilation shaft), and 897m3 of mine development (tunnel expansion and consolidation), completed year to date. The total length of the tunnels at Dadi has reached approximately 12 kilometers since tunneling commenced in 2009. In addition, the shaft above the main mining tunnel, with the temporary head frame completed, has progressed to 200m deep and inclined shaft inside adit No.IV has progressed to 110m in total. Mine design and equipment procurement are in progress. The mining license application is in progress, currently in the stage of environmental appraisal.

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

  Designed workload: Tunneling 2,143m, drilling 3,000m, 600 general assays.

3.       Mill Construction Plan:

  The overall requirement is the completion of the construction of the mill and equipment installation for Dadi and its supporting projects by the end of the year and conducting a test run in 2015.

  Completing the equipment bidding for mill construction, preliminary assessment and design of tailings pond by the end of the year.

  Completing the design of mill and tailings pond before the end of the year; completing the design assessment of electric transmission and distribution circuits.

  Commencing in June, the construction work for power lines and substations, mill, tailings pond, water tanks, water pipes leading to the water source, etc. with the goal of completing the construction and installation before the end of the year;

  Completing the construction projects for the mill equipment storage, offices, boiler room, lab, workshop, roads, and transformer station, etc., before the end of the year;

  Conducting equipment installation beginning in August (civil engineering and installation work done at the same time) and completing and debugging the installation before the end of the year;

  Conducting test run of the mill and tailings pond and make necessary modifications in 2015.

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

  Drilling currently in progress with approximately 3,328m (13 holes) completed, year to date. Preparations are underway to commence the tunneling project.

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

  A total of 502m of drilling (2 holes) has been completed during the current year.

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

  A total of 845m of drilling (3 holes) has been completed during the current year.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net sales were $nil for both nine-month periods ended September 30, 2014 and September 30, 2013, as there was no production at any of the properties.

The net loss for the nine-month period ended September 30, 2014 was $2,393,041 compared to $2,112,765 for the nine-month period ended September 30, 2013, an increase of $280,276 primarily as a result of a higher net loss on the Company’s equity investment of $302,762, increased interest expense on the convertible notes of $129,849, offset by reduced general and administrative expenses of $103,078.

General and administrative expenses decreased to $832,161 for the nine-month period ended September 30, 2014 from $935,239 for the nine-month period ended September 30, 2013, primarily as a result of reduced payroll related costs as a result of not employing full-time staff and a reduction in expenses related to the operation of the China location. The Company continues to use the services of part-time contractors to carry out accounting and administrative responsibilities.

Total other expenses increased by $383,354 to $1,560,880 for the nine-month period ended September 30, 2014 from $1,177,526 for the nine-month period ended September 30, 2013, primarily as a result of a higher net loss on the Company’s equity investment of $302,762, additional interest expense of $129,849. on the convertible notes, offset by the absence of the loss on sale of interest in mining property of $64,880, incurred in the prior period.

The net loss on equity investment increased by $302,762, as noted above, primarily due to the increase in exploration activity.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net sales were $nil for both of the three-month periods ended September 30, 2014 and September 30, 2013, as there was no production at any of the properties.

The net loss for the three-month period ended September 30, 2014 was $706,572 compared to $724,668 for the three-month period ended September 30, 2013, a decrease of $18,096, primarily due to reduced interest expense of $102,110, the absence of the loss on sale of interest in mining property of $64,880, offset by higher general and administrative expenses of $99,307 and a higher net loss on equity investment of $49,587.

General and administration expenses increased by $99,307 to $234,979 for the three-month period ended September 30, 2014 from $135,672 for the three-month period ended September 30, 2013, primarily as a result of higher professional fees, including legal and audit, and filing fees in connection with the Company becoming relisted. The Company continues to use the services of part-time contractors to carry out accounting and administrative responsibilities.

Total other expenses decreased by $117,403 to $471,593 in the three-month period ended September 30, 2014 from $588,996 in the three-month period ended September 30, 2013, primarily as a result of a lower interest expense on the convertible notes resulting from the conversion of certain notes in the amount of $102,110, the absence of the loss on sale of interest in mining property incurred in the prior period of $64,880, offset by a higher net loss on the Company’s equity investment of $49,587.

The net loss on equity investment increased by $49,587, as noted above, primarily due to the increase in exploration activity.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for the exploration and acquisition of mining exploration properties, corporate and administrative costs and the payoff of our outstanding debt. At September 30, 2014, we had a working capital deficit of $6,585,546 (December 31, 2013-$5,622,503), cash on hand of $13,811 (December 31, 2013-$226,937) and current debt obligations in the amount of $6,662,700 (December 31, 2013-$5,961,246). To pay our debts and to fund any future operations, we require significant new funds, which we may not be able to obtain. As at September 30, 2014, in addition to the funds we require to liquidate our $6,662,700 in current debt obligations and the funds we require to satisfy our RMB76.0 million or approximately $12,403,000 contributions to Sino-Top, we estimate that we must raise approximately $1,200,000 million to fund capital requirements and general corporate and administrative costs for the next 12 months. See also above, “Status of Sino-Top Joint Venture Funding” and “Potential Transaction with Investor”. All amounts denominated in RMB’s are based on the noon exchange rate as reported by the Bank of Canada on November 12, 2014.

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

At September 30, 2014, the Company had a working capital deficit of $6,662,700 (December 31, 2013 – $5,622,503), had not yet achieved profitable operations, incurred a net loss of $2,393,041 for the nine-month period ended September 30, 2014 (2013 – $2,112,765), had accumulated losses of $50,590,189 since its inception, and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long run dependent upon achieving profitable operations.

Management has been unable to secure additional financing to meet its cash requirements, including ongoing capital, cash contributions for its equity investment and funds to repay all or certain of its convertible debt holders. There is no assurance of additional funding in any form, being available or available on acceptable terms.

In March of 2014, the Company received extensions of its obligations to repay the convertible debt holders from a date of March 31, 2014 to June 30, 2014. In addition, the Company had in place forbearance agreements with its convertible debt holders. The Company was not able to repay the obligations owing to the convertible debt holders on or before the June 30, 2014 deadline and thus continues to be default. Management continues to have discussions with the convertible debt holders in efforts to establish new deadlines for repayment and/or have them convert some or all of their convertible notes. The convertible debt holders continue to have the option to convert all or a portion of their notes. At the current trading price, the Company does not have sufficient common stock to allow for a conversion of all the remaining outstanding convertible debt.

If management is unable to secure additional financing and/or extend the payoff date for its convertible debt, the Company may be forced to dilute its equity investment which may still occur as a result of not having made the required contributions for its equity investment by June 15, 2014 or may ultimately file for bankruptcy. Since the dates to make the required contributions for the equity investment have elapsed, it is now the option of the other equity investors whether to dilute the Company’s 40% interest to 20%. The Company continues to have discussions with the other equity investors. Dilution may result in the Company’s operations being considered an investment company. The registration requirements for an investment company would be a significant financial and operational burden and is unlikely to be feasible for the Company. As a result of this risk, the Company may be required to significantly limit its business activities and dissolve.

In addition, although there had been discussions between the Company and the Investor, there was no resolution to the treatment of the $1,069,279 advance credit note received from the Investor. As noted above under “Potential Transaction with Investor”, a complaint has been filed by the Investor for a return of funds totaling $1,014,140, along with other damages being sought. The Company has retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, dates for the plaintiff’s answering brief in response the Company’s Motion to Dismiss and the Company’s response to this brief, were proposed by the court.

Realization values may be substantially different from carrying values as shown. These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”), we are currently subject to deferral agreements with our four convertible note lenders. Such deferral agreements generally provided that, if we were able to pay an aggregate of $3,319,144 to the lenders by June 30, 2014, such payments would have constituted payment in full of any and all obligations due and owing under our outstanding convertible notes owed to these lenders. We are currently in default on our deferral agreements with our convertible note lenders as a result of not having repaid our notes on or before June 30, 2014. Management is currently in discussions with the convertible note lenders concerning additional deferrals and/or note conversions. The convertible note lenders continue to have the option of converting all or a portion of their convertible notes. In addition, one or more, may impose penalties. Between July 22, 2014 and August 20, 2014, one of our convertible note lenders, Asher Enterprises, Inc., converted their notes, with accrued interest, a total of $108,460, for 9,884,147 common shares of the Company. And, on August 18, 2014, one of our convertible note lenders, JMJ Financial, converted a portion of one of their notes in the amount of $28,125 for 2,500,000 common shares of the Company.

At the current trading price, the Company does not have sufficient common stock to allow for a conversion of all the remaining outstanding convertible debt.

As discussed above under “Potential Transaction with Investor”, we have received advances of $1,069,279 from the Investor that has demanded the refund of $1,014,140 of such amount. In addition, on April 8, 2014, the Investor provided RMB1.0 million (approximately $162,900) directly to Sino-Top, without the prior request or consent of the Company. The treatment of these funds, which remained in Sino-Top’s account, is uncertain.

We do not have sufficient funds to satisfy the Investor’s demand for a refund. Thus, we face a risk of bankruptcy.

We are also party to the Travellers Facility with Travellers, a company controlled by the Company’s President, Chief Executive Officer and Principal Financial and Accounting Officer, Marc Hazout. Under the Travellers Facility, Travellers has made certain historical loans to or for the benefit of the Company and may in the future make further loans to or for the benefit of the Company. Such loans are unsecured, due on demand and non-interest bearing. As of the date of this filing, the net amount of loans outstanding under the Travellers Facility was CDN$195,000 or approximately $172,800 with CDN$10,000 or approximately $8,850 advanced on March 24, 2014, CDN$10,000 or approximately $8,850 advanced on May 1, 2014, CDN$75,000 or approximately $66,500 advanced on May 20, 2014, CDN$15,000 or approximately $13,300 advanced on July 2, 2014, $35,000 or approximately $31,000 advanced on August 1, 2014, CDN$29,000 or approximately $25,700 advanced on September 29, 2014, CDN$15,000 or approximately $13,300 advanced on October 1, 2014 and CDN$6,000 or approximately $5,300 advanced on October 22, 2014. All amounts approximate the noon exchange rate as reported by the Bank of Canada on November 12, 2014.

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

Changes in internal controls

There were no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 19, 2014, the Investor filed a complaint in the Court of the Chancery of the State of Delaware (the “Court”), to recover the $1,014,140. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The investor has also named Travellers and the director and chief executive officer of the Company. The Company retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, the Court proposed a date of November 26, 2014 for the plaintiff to file his answering brief in response to this Motion to Dismiss and the Company to file its reply brief to the plaintiff’s answering brief, on or before December 12, 2014.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. Exhibits

1.1	Entry into a Material Definitive Agreement (incorporated by reference to Exhibit 1.01 to form 8-K filed with the SEC on October 7, 2014)

31.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Dated: November 13, 2014

By: /s/ Marc Hazout
Marc Hazout,
President and Chief Executive Officer
(principal executive, financial and accounting officer)