Form 10-K
period 2014-12-31
Silver Dragon Resources Inc.
filed 2015-03-27
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes [   ]      No [X]

As of June 30, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of our common stock as quoted on the OTCQB was approximately $5,485,000. For purposes of the foregoing statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. As of March 25, 2015, there were 290,634,110 shares of the registrant’s common stock outstanding, par value $0.0001.

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

EXCHANGE RATES

The Company’s functional currency is the U.S. dollar. The Company also uses the Chinese Yuan (Renminbi or RMB) and Canadian dollars and converts to the U.S. dollar and states conversion rates where applicable.

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

We are a mineral exploration company focused on the exploration of six properties located in the Erbahuo Silver District in Northern China (Inner Mongolia), namely, the Dadi, Laopandao, Aobaotugounao, Shididonggou, Yuanlinzi and Zhuanxinhu properties (collectively, the “Sino-Top Properties”), in which we have a 20% indirect interest by virtue of our equity holdings in Sanhe Sino-Top Resources and Technologies, Ltd. (“Sino-Top’’). Our equity holdings in Sino-Top may be diluted. See below.

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

In March 2007, we increased our interest from 60% to 90% in exchange for 2 million restricted common shares of the Company. On July 4, 2008, we signed a definitive agreement to sell 50% of Sino-Top to five individual persons. Immediately prior to such time, such individuals collectively owned 10% of Sino-Top. Therefore, immediately following such sale, these five individuals collectively owned 60% of Sino-Top, and we owned the remaining 40%. On November 20, 2008, Shengda agreed to acquire 52% of the equity interests in Sino-Top from those five individuals. As a result of the foregoing conveyances, we had owned a 40% equity interest in Sino-Top, the aforementioned five individuals own an aggregate of 8%, and Shengda owns 52%. We understand that one of such five individuals, Zhou Lin (who owns 6.8%), holds such common shares on behalf of Huaguan Industrial Corp. Due to name changes and translation issues, the “Comprehensive Gross Exploration Department,” “North China Comprehensive Geological Brigade,” “North China non-ferrous geological survey brigade” and HIC all refer to the same organization, which is Silver Dragon Resources Inc.’s Chinese joint venture partner, now more formally called “Exploration Unit of Tianjin North China Geological Exploration Bureau” or “Huaguan Industrial Corp” (“HIC”).

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

Sino-Top renewed its business license on July 9, 2014. The license was issued by the Industrial and Commercial Administration Agency of Sanhe City, China, extending the business operating period to March 24, 2023 and increasing the registered capital to $15,590,000. The business license scope covers the exploration and development of deposits of copper, lead, zinc, silver, gold and associated metals and sales of developed products from the properties operated by Sino-Top.

On October 7, 2014, the Company announced that its Foreign Cooperative Joint Venture in China, Sino-Top, had signed an understanding with Shengda to be acquired subject to third party evaluation and all other regulatory approvals and filings. Shengda is the majority shareholder of Sino-Top. Sino-Top currently holds the exploration rights to the following six properties: Dadi, Laopandao, Aobaotugounao, Shididonggou, Yuanlinzi and Zhuanxinhu properties. For a description of the Sino-Top Properties and Sino-Top’s activities on such properties, see “Item 2 – Description of Properties”.

Status of Sino-Top Joint Venture Funding

The Sino-Top board met on March 29, 2014 and passed resolutions regarding corporate operation plans, the budget and the funding schedule for 2014. The 2014 funding gap is Renminbi (“RMB”)171.0 million or approximately $27,531,000. In accordance with the investment ratio of 5:4, the Company should contribute RMB76.0 million or approximately $12.236 million. Approximately 85% of the budget is dedicated to exploration activity. The Company’s investment in Sino-Top would be diluted to 20% if it did not make a contribution of RMB50.0 million or approximately $8.050 million by April 8, 2014 (on April 1, 2014, the Company was granted an extension from April 8, 2014 to April 15, 2014) and a further contribution of RMB26.0 million or approximately $4.186 million by June 15, 2014, with no further required contributions. These are cumulative amounts and include past contributions which were not made by the Company. All amounts approximate the noon exchange rate as reported by the Bank of Canada on March 25, 2015.The Company was not able to meet the deadlines noted and as a result, its investment in Sino-Top was diluted to 20% on June 30, 2014. The Company had been in discussions with Sino-Top and the private investor (the “Investor”) (noted below), to satisfactorily make its required contributions.

Potential Transaction with Investor

In 2013, the Company began to engage in discussions with an investor based in China, Man Kwan Fong, regarding a potential transaction that, if completed, would have involved the investor making a secured loan to the Company and taking over control of the management and board of directors (“Board”) of the Company. On November 29 and December 31, 2013, the Company received advances totaling $1,069,279 from the investor; however, the parties did not resolve definitive agreements, nor did the investor fund the remaining amounts required to complete the initial closing. Due to funding delays by the investor and changes in the Investor’s offer, the Company’s Board of Directors (the “Board”), determined in March 2014 not to proceed with the contemplated transaction. In this report, the Investor generally refers to Man Kwan Fong, an investor based in China; however, the Company believes that the Investor may be coordinating activities with one or more additional investors in China, and therefore, the term Investor is intended to refer to each such person. In the negotiations with the Investor, one of the Investor’s representatives has been Chan King Yuet, who has filed a Schedule 13D/A disclosing that pursuant to a voting agreement she has shared voting power over 23,481,584 shares of our common stock, in addition to sole voting and dispositive power over 150,000 shares of our common stock.

The Investor and the Company had continued to engage in additional discussions regarding the potential for further financing of the Company in order to prevent the dilution of the Company’s 40% interest in Sino-Top. On April 8, 2014, the Investor provided RMB1.0 million or approximately $162,900 to Sino-Top directly, without the prior request or consent of the Company. The treatment of these funds, which remain in Sino-Top’s account as of March 25, 2015, is uncertain. All amounts approximate the noon exchange rate on the date of the transaction as reported by the Bank of Canada.

On April 18, 2014, the Investor demanded that the Company refund $1,014,140 of the initial advances made to the Company in 2013 and asserted that the Company’s use of such advances was unauthorized. The Company disputed the Investor’s assertions. Subsequent to making these assertions, on May 7, 2014, the Investor proposed to the Company the terms of a new transaction that would result in the prior advances being treated as a loan and the provision of additional loans to the Company, subject to a change in the Company’s Board and management. The Company did not accept the terms proposed.

On September 19, 2014, the Investor filed a complaint in the Court of the Chancery of the State of Delaware (the ‘Court”), to recover the $1,014,140. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The Investor has also named Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and chief executive officer of the Company and the director and chief executive officer of the Company. The Company retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, the Court proposed a date of November 26, 2014 for the plaintiff to file his answering brief in response to this Motion to Dismiss and the Company to file its reply brief to the plaintiff’s answering brief, on or before December 12, 2014. The briefs were filed.

Subsequently, on January 7, 2015, the Company filed a counterclaim for $120,000,000, seeking damages for failure to meet funding obligations, as a consequence of its reliance on the Investor advancing the funds which would have resulted in the Company not having its equity investment diluted.

Sale of Interest in Chifeng

As previously disclosed, on May 28, 2012, the Company entered into a definitive agreement to sell its 70% interest in Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng”), which then owned the Erbahuo silver mine located on the boundary of Wengniute County and Keshiketeng County, Inner Mongolia. The Company sold such interest to Deng Zuoping, a private Chinese investor, for RMB 7.4 million or approximately US$1,164,020, of which RMB1 million or approximately $157,000 was to be paid within three business days after signing the agreement, RMB5.0 million or approximately $787,000 was to be paid before July 15, 2012 and RMB1.4 million or approximately $220,000 was to be paid by November 1, 2012. On June 1, 2012, an initial deposit of RMB1.0 million or approximately $157,000 was received, of which $12,584 was contributed to Chifeng for expenses incurred until the date of the sale. Concurrently with such payment, we transferred to the purchaser title to our interest in Chifeng. Of the remaining payments, RMB5 million or approximately $791,000 was paid to the Company during the fourth quarter of 2012. During 2013, RMB900,000 or approximately $146,000 was paid. In addition, in the third quarter of 2013, RMB0.4 million or $64,880 was added to the costs in connection with the Chifeng sale. As at December 31, 2013, RMB0.1 million or approximately $16,500 remained outstanding. This balance was received on January 3, 2014. All amounts approximate the noon exchange rate on the date of the transactions, as reported by the Bank of Canada.

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

Employees

As of March 25, 2015, the Company had no employees. The services of our Chief Executive Officer and other personnel are provided on a consulting basis.

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

As of December 31, 2014, we had a cash balance of $33,123 and current debt obligations in the amount of $7,409,451. We do not have sufficient funds to satisfy our current debt obligations. Should our creditors seek or demand payment, we do not have the resources to pay or satisfy any such claims. Thus, we face a risk of bankruptcy.

As discussed in Item 1, we received advances totaling $1,069,279 from the Investor in contemplation of a secured loan and change of control transaction that has not closed. This amount is included within our current debt obligations. Due to funding delays by the Investor and changes in the Investor’s offer, the Company's Board determined not to proceed with the contemplated transaction. The Company was seeking to resolve the treatment of the advance with the Investor; however, as previously noted, the Investor filed a complaint in the Court. On January 7, 2015, the Company filed a counterclaim in the amount of $120,000,000, seeking damages for failure to meet funding obligations. No assurance can be provided as to the resolution of this matter. The Company may be required to return the advances to the investor, with or without interest, and may incur additional costs and expenses with respect to this matter.

In addition to having insufficient cash to pay our debts, we have no funds to support any business operations. We have been unable to satisfy our commitment to fund 44.44% of owners’ contributions to Sino-Top and our funding of an aggregate of RMB76.0 million or approximately $12,236,000 to Sino-Top is overdue. As a result of not having funded Sino-Top for our share, our interest in Sino-Top has been reduced from 40% to 20%.

To pay our debts and to fund any future operations, we require significant new funds, which we may not be able to obtain. In addition to the funds we require to liquidate our $7,409,451 in current debt obligations, we estimate that we must raise approximately $1,200,000 to fund capital requirements and general corporate expenses for the next 12 months.

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

If we fail to obtain sufficient funds to satisfy our debt obligations before a valid demand for payment by our creditors, and/or if we fail to obtain sufficient funds to satisfy our capital requirements and general corporate expenses, we will need to sell certain or all of our property interests in China (assuming the existence of an interested buyer and our ability to do so under applicable regulations), refrain from financially contributing to the future operations of Sino-Top, should the acquisition of Sino-Top by Shengda not be completed or, as mentioned above, go into bankruptcy proceedings. In the event of bankruptcy, our creditors would assert claims that could result in the total liquidation of the Company or, failing that, our creditors could acquire control of the Company and our existing stockholders could lose their entire investment.

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

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of $3,275,919 and $2,907,682 for the fiscal years ended December 31, 2014 and 2013 respectively. We have accumulated losses since inception of $51,473,067. We anticipate that losses will continue until such time as revenue from operations is sufficient to offset our operating costs, which may never occur. If we are unable to generate our revenues and to increase them sufficiently to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

We have been named a party to a law suit which could have an adverse impact our business.

In 2013, the Company began to engage in discussions with an investor based in China, Man Kwan Fong, regarding a potential transaction that, if completed, would have involved the investor making a secured loan to the Company and taking over control of the management and board of directors (“Board”) of the Company. On November 29 and December 31, 2013, the Company received advances totaling $1,069,279 from the investor; however, the parties did not resolve definitive agreements, nor did the investor fund the remaining amounts required to complete the initial closing. Due to funding delays by the investor and changes in the Investor’s offer, the Company’s Board, determined in March 2014 not to proceed with the contemplated transaction. In this report, the Investor generally refers to Man Kwan Fong, an investor based in China; however, the Company believes that the Investor may be coordinating activities with one or more additional investors in China, and therefore, the term Investor is intended to refer to each such person. In the negotiations with the Investor, one of the Investor’s representatives has been Chan King Yuet, who has filed a Schedule 13D/A disclosing that pursuant to a voting agreement she has shared voting power over 23,481,584 shares of our common stock, in addition to sole voting and dispositive power over 150,000 shares of our common stock.

The Investor and the Company had continued to engage in additional discussions regarding the potential for further financing of the Company in order to prevent the dilution of the Company’s 40% interest in Sino-Top. On April 8, 2014, the Investor provided RMB1.0 million or approximately $162,900 to Sino-Top directly, without the prior request or consent of the Company. The treatment of these funds, which remain in Sino-Top’s account as of March 25, 2015, is uncertain. All amounts approximate the noon exchange rate on the date of the transaction as reported by the Bank of Canada.

On April 18, 2014, the Investor demanded that the Company refund $1,014,140 of the initial advances made to the Company in 2013 and asserted that the Company’s use of such advances was unauthorized. The Company disputed the Investor’s assertions. Subsequent to making these assertions, on May 7, 2014, the Investor proposed to the Company the terms of a new transaction that would result in the prior advances being treated as a loan and the provision of additional loans to the Company, subject to a change in the Company’s Board and management. The Company did not accept the terms proposed.

On September 19, 2014, the Investor filed a complaint in the Court of the Chancery of the State of Delaware (the ‘Court”), to recover the $1,014,140. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The Investor has also named Travellers and the director and chief executive officer of the Company. The Company retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, the Court proposed a date of November 26, 2014 for the plaintiff to file his answering brief in response to this Motion to Dismiss and the Company to file its reply brief to the plaintiff’s answering brief, on or before December 12, 2014. The briefs were filed. We have also filed a counterclaim against the Investor in the amount of $120,000,000, seeking damages for failure to meet funding obligations, however, there cannot be any assurance with respect to the outcome of this action and in light of the Company’s cash position any monetary award in favor of the Investor would likely have a negative impact our business.

Dilution of our interest in Sino-Top and the loss of other assets and operations may result in our company being deemed an investment company, which may require us to limit our activities and dissolve our company.

Operational difficulties and our inability to obtain adequate funding in recent years has resulted in our interests in certain assets being lost or diluted and our staff being reduced. Our principal asset is currently our 20% equity interest in Sino-Top. This dilution or loss of our assets may result in the SEC or other parties alleging that we are, or we may otherwise be deemed, an investment company that is required to register under the Investment Company Act of 1940, as amended, and analogous state laws. Registration under such Act would be a significant financial and operational burden and is unlikely to be feasible for our company. If we were deemed an investment company and we failed to register under such Act, we would be subject to significant legal restrictions, including being prohibited from engaging in the following activities, except where incidental to our dissolution: offering or selling any security or any interest in a security; purchasing, redeeming, retiring or otherwise acquiring any security or any interest in a security; controlling an investment company that engages in any of these activities; engaging in any business in interstate commerce; or controlling any company that is engaged in any business in interstate commerce. In addition, certain or all of our contracts might not be enforceable and civil and criminal actions could be brought against us and related persons. Our management and Board are assessing this risk and evaluating our alternatives. As a result of this risk, we may be required to significantly limit our business activities and dissolve.

Our breaches of covenants under our convertible financing arrangements may have material adverse effects.

We are currently in breach or default under the covenants for our convertible financing arrangements. Our forbearance agreements with such lenders, in the aggregate, provided that if we had paid such lenders $3,319,114 on or before June 30, 2014, such payments would have constituted payment in full of any and all obligations due and owing under our outstanding convertible notes owed to these lenders. However, we did not have the funds necessary to make such payments on or before June 30, 2014 and there can be no assurances that we will be able to make any or all of such payments. Depending upon the financing arrangement, a default may mean that the lender is entitled to default interest, acceleration of amounts due and/or other special rights, to impose additional penalties against us, and/or to refrain from taking certain actions such as advancing additional funds to us or converting existing indebtedness into equity. Such breaches or defaults may therefore increase the size of our indebtedness, increase our costs, and increase the amount of funding that we will require, accelerate our funding needs, prevent us from raising additional funds from the affected lenders and prevent such lenders from converting existing indebtedness into equity. We have not paid default interest in connection with the repayment of any notes. There may be a risk that a lender claims default interest on notes previously paid. Defaults may also make it more difficult for us to raise funding from other sources, and cause cross-defaults under other obligations. Defaults may result in litigation, bankruptcy, loss of assets or our ceasing operations altogether. Such defaults may also affect our stock price, which would increase the dilution resulting from any conversion of those convertible notes that convert at a discount to market. There can be no assurance that we will be successful in eliminating such defaults, paying our debts when due or negotiating other satisfactory arrangements with our lenders. With the trading price at December 31, 2014, and the share reserves held by certain lenders, the Company did not have sufficient common stock to issue for a conversion of all the outstanding convertible notes.

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

We have concluded that neither our disclosure controls and procedures nor our internal control over financial reporting was effective as of December 31, 2014. Failure to improve them could lead to errors in our financial statements and could adversely affect the Company.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose the requisite information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of disclosure controls and procedures and internal control over financial reporting. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a15 (e) and 15d15(e) under the Exchange Act) and our internal control over financial reporting, each as of December 31, 2014. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures and our internal controls over financial reporting were not effective. If we fail to improve our disclosure controls and procedures and internal control over financial reporting, we may not be able to produce reliable financial reports and investors may lose confidence in us, either of which could harm our business and negatively impact the trading price of our Common Stock.

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

Following this type of trading suspension, a broker-dealer generally may not solicit investors to buy or sell the previously-suspended over-the-counter stock until certain requirements are met. A broker-dealer must file and clear with the Financial Industry Regulatory Authority, Inc. (“FINRA”) a Form 211 representing that it has satisfied all applicable requirements, including those of Rule 15c2-11 and FINRA Rule 6432. Rule 15c2-11 requires, among other things, that broker-dealers review and maintain certain information regarding an issuer and have a reasonable basis under the circumstances for believing that the information is accurate in all material respects and the sources of the information are reliable. On July 11, 2014, FINRA approved the Form 211 filed by the Company and beginning July 21, 2014, the Company’s common stock began trading on the Over The Counter Market Group’s OTCQB Marketplace (“OTCQB”).

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

We have 300,000,000 shares of Common Stock authorized for issuance pursuant to our certificate of incorporation. As of March 25, 2015, there were 290,634,110 shares of Common Stock outstanding, leaving 9,365,890 shares of Common Stock available for issuance, subject to share reserves held by certain lenders, significantly less than the number of shares of Common Stock into which our outstanding convertible promissory notes payable and other rights to acquire Common Stock would have been convertible and may again become convertible if we are unable to pay the convertible notes under such agreements. This deficiency violates the terms of several of our financing arrangements. Our lenders may take actions against us, including demanding payment in cash or seeking other remedies. For a further discussion regarding these matters, see “Item 7 -Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Currently there is only a limited public market for our Common Stock on the OTCQB in the United States. Thus investors may be unable to resell their shares of our Common Stock. The development of an active public trading market depends upon the existence of willing buyers and sellers who are able to sell their shares as well as market makers willing to create a market in such shares. Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account. Such decisions of the market makers may be critical for the establishment and maintenance of a liquid public market in our Common Stock. Market makers are not required to maintain a continuous two-sided market and are free to withdraw firm quotations at any time. We cannot give you any assurance that an active public trading market for the shares will develop or be sustained.

The price of our Common Stock is volatile, which may cause investment losses for our shareholders.

The market for our Common Stock is highly volatile, having ranged in the last twelve months from a low of $0.000 to a high of $0.058 on the OTCQB. The trading price of our Common Stock on the OTCQB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our Common Stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

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

Our Common Stock has been subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. Our Common Stock is considered to be a “penny stock.” The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” As our Common Stock is considered to be “penny stock,” trading in our Common Stock will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. This may reduce the liquidity and trading volume of our shares.

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

We do not intend to pay dividends.

We do not anticipate paying cash dividends on our Common Stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our Board, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our Board may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

Introduction

We currently have an interest in the following six silver poly-metallic exploration properties in the Erbahuo Silver District located in Inner Mongolia, China: Dadi; Laopandao; Aobaotugounao; Shididonggou; Yuanlinzi; and Zhuanxinhu. The nature and extent of our interest in such properties is discussed above under the heading “Item 1 – Description of Business”. Only two of such properties are material to us at the current date: Dadi and Laopandao. We no longer consider Aobaotugounao to be material as a result of Sino-Top having determined not to further invest in Aobaotugounao, beginning in 2013. The following table briefly summarizes certain details relating to these properties

Property Name	Location	Size	Minerals Targeted	Operational Status

Silver,
Dadi	Keshiketeng County	12.48km2/	copper,	Active exploration
	Inner Mongolia,	3,083.88	tin,lead,	Mining license
	China	acres	zinc,	submitted
			cadmium	in November 2011

Silver,
Laopandao	Keshiketeng County	33.67km2/	copper,	Active exploration
Inner Mongolia,
	China	8,320acres	tin,lead,zinc

Aobaotugounao	Keshiketeng County	21.07km2/	Silver	Inactive
Inner Mongolia,
	China	5,207acres

Yuanlinzi
Beishan	Keshiketeng County	51.20km2/	Silver,tin	Inactive
Inner Mongolia,
	China	12,652acres

Shididonggou	Keshiketeng County	3.11km2/	Silver	Inactive
Inner Mongolia,
	China	768acres

Silver,
Zhuanxinhu	Keshiketeng County	6.24km2/	copper	Inactive
Inner Mongolia,
	China	1,542acres

Dadi Silver-Polymetallic Project

The Dadi silver-polymetallic property (“Dadi” or the “Dadi Property”) is owned by Sino-Top, in which the Company owns a 20% equity interest.

The Dadi Property is without known reserves. Five mineralized zones have been discovered at the Dada Property. Among them, mineralization zones I, II and IV are controlled by adits, transverse adits, surface trenches, surface drill holes and underground drill holes intensively.

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

In 2005, Sino-Top acquired Dadi and commenced work in 2006. Since, extensive surface and underground exploration was carried out.

Over the past eight plus years, as discussed below, exploration on the Dadi Property has included geological mapping at various scale, soil geochemistry, trenching, geophysics, diamond drilling, extensive underground exploration on two levels.

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

2013 Operations

Exploration and mine development were conducted in 2013 in preparation for mining and ore processing. Surface and underground exploration was conducted in 2013 to further probe the extensions of mineralization in mineralization zones I, II and IV, with 3,071.62m tunneling (incl. 2,120.92m adit, 225.1m ventilation shaft, 637.3m cutting and 88.3m winze), and 3,823.74m³ mine development (tunnel expansion and consolidation) completed. In addition, a shaft above the main mining tunnel was commenced and progressed to approximately 18 meters, and an inclined shaft inside adit No. IV progressed to 88.3 meters. Also 359.25m surface drilling and 4,122.1m in-pit drilling were completed in 2013. The total cost of exploration work completed by Sino-Top in 2013 was over RMB10.0 million.

In preparation for mill construction, 120,000 square meters (approximately 30 acres) of land was acquired for the sites of the mill and tailings pond.

Mining license application is in progress, currently in the stage of environmental appraisal (including water resource utilization review). The management expects to obtain the mining license in early 2015.

2014 Operations

During 2014, field projects for the yearly exploration season were completed, with 2,791.77m of tunneling (including 2,442.47m adit and 349.3m ventilation shaft), 753.46m in-pit drilling (3 holes) and 1,436.935m3 mine development (tunnel expansion and consolidation). Chemical analysis was completed for 381 samples. In addition, the shaft above the main mining tunnel progressed to 277.024m and the inclined shaft inside adit No.IV to 21.87m. Within mineralization zone IV, copper and tin mineralization was newly identified and a 6m wide mineralization belt was identified which contains lead, zinc, silver, tin and copper. Extraction preparation was completed for 85,000 tonnes of ore. Mine design and equipment procurement are currently in progress for the planned construction of a 1,000tpd mill. Mining license application is also progressing, currently in the stage of environmental appraisal, which includes water resource utilization review. The total cost of exploration work completed by Sino-Top in 2014 was approximately RMB13.661 million or approximately $2,217,000.

Exploration Plans for 2015

As of the filing of this report, the 2015 exploration plans at Dadi had not been finalized or approved by the board of directors of Sino-Top, although we expect the plans to include: core drilling, trenching and tunneling program; metallurgical study of the minerals; additional sample testing and assaying; and conducting test runs of the mill and tailings pond and make the necessary modifications once the mill is completed.

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

The Laopandao Property is without known reserves. An explosives magazine was newly built in 2011. Gravel and dirt roads have been constructed on the property and are in good condition. A total of 2,800 meters of tunneling have been completed. The total cost incurred to date by Sino-Top on exploration of Laopandao has exceeded RMB19.2 million. The source of power is on-site diesel generators. Water is transported from local water supply to the project by tankers.

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

Major elements in the sulphide bodies include Ag, Cu and Sn, with minor Au, As, Mo and Sb. The structure and texture is hypidiomorphic, allotriomorphic granular or irregular and granular cataclastic textures, and sparse, dense or strip-like dissemination or scattered or massive structures. The disseminated mineralization includes cassiterite, arsenopyrite, chalcopyrite, pyrrhotite, magnetite, pyrite, silver tetrahedrite, tennantite and anatase. Tin is the major element and ranges from 0.1% to 34.08% with minor Ag, Cu, As, Mo and Sb. The gangue minerals mainly include quartz, acid plagioclase, feldspar, biotite, fluorite and tourmaline.

Anomaly 95 has been the primary focus of the exploration activity over the years. This anomaly contains Zone I, Zone II and Zone III. Each structure contains mineralized pods or lenses of fracture filling type massive sulphide mineralization.

ZoneI Mineralization

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

A summary of the metallurgic test on Mineralization Zone III of Laopandao Sn-Polymetallic Property is as follows:

The results of chemical phase analysis show that tin mineralization mainly exists in cassiterite. The major metallic minerals include cassiterite, limonite, pyrite, arsenopyrite, etc. Gangue minerals are mainly quartz, white mica, feldspar, chlorite, rutile, zircon, monazite, xenotime, etc. Cassiterite in the mineral form ranges in size from micro grained to fine granular. Due to poor floatability of cassiterite and its fine-grained granularity, and the complexity of the minerals that affect cassiterite recovery by gravity separation method, the recovery of cassiterite is complicated.

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

2013

No exploration work was conducted in 2013. Mining license application is in progress, currently in the stage of mining area delimitation. Management expects to obtain the mining license by the end of next year. The total cost of exploration work completed by Sino-Top in 2013 was approximately RMB15,000.

2014

The plans for 2014 included completing the review and filing the geological report and completing the mining application. In addition, once the mining license is obtained, Sino-Top intends to sell the Laopandao property (assuming an interested party). At present, the mining application is still in progress and expected in 2015.The total cost of exploration work completed by Sino-Top in 2014 was approximately RMB33,770 or approximately $5,500.

Exploration Plans for 2015

As of the filing of this report, the 2015 exploration plans at Laopandao had not been finalized or approved by the board of directors of Sino-Top.

Other Exploration Properties

The following properties, which have no known reserves and are exploratory in nature, began exploration during the prior year.

•	Yuanlinzi Beishan

Located in Keshiketeng County, Inner Mongolia, China the property is 5,120 hectares (12,652 acres).

Identified commodities are silver and tin. The Company has a 20% interest in this property through its Sino-Top joint venture. The exploration license is held by HIC for the benefit of Sino-Top. It grants the right to detailed exploration over an area of 38.1 square kilometers in Keshiketeng County, Inner Mongolia. The validity period is from June 30, 2013 to June 30, 2015.

Surface exploration was conducted in 2013 to verify the existence of mineralization in the geophysical and geochemical anomalies, with 1,000m³trenching work completed, including three trenches (TC250-1, TC190-1 and TC31). Ordinary chemical analysis was conducted on 21 samples. The total cost incurred by Sino-Top on the exploration of Yuanlinzi in 2014 was approximately RMB77,000.

The planned exploration for 2014 was to further identify the deeper parts of the original tin bodies I and II, with the use of old data of the 1970’s, recalculating the economic values and identifying the promising anomalies.

At present, field projects for the yearly exploration season were completed with 502.45m drilling (2 holes) completed during 2014. In addition, chemical analysis was completed for 14 samples. No industrial-value mineralization was detected. The total cost of exploration work completed by Sino-Top in 2014 was approximately RMB192,000 or approximately $31,200.

•	Shididonggou

Located in Keshiketeng County, Inner Mongolia, China the property is 311 hectares (768 acres).

Identified commodities are silver lead and zinc. The Company has a 20% interest in this property through its Sino-top joint venture. The exploration license is under the name of Sino-Top. It grants the right to detailed exploration over an area of 3.11 square kilometers in Keshiketeng County, Inner Mongolia. The validity period was from April 4, 2012 to April 3, 2014. The license renewal application has been submitted to the local government for review and approval.

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

The exploration plans for 2014 included conducting trenching and drilling work to find out the ore-bearing potentials and continuity of major mineralization and verify the geophysical and geochemical anomalies based on the 2013 exploration work.

At present, field projects for the yearly exploration season were accomplished with 845.01m drilling (3 holes) having been drilled. In addition, 4.2km geophysical profiling was completed. Chemical analysis was completed for 51 samples. The Chinese estimated resources (category 333) were 136,460 tonnes of ore, containing 790kg silver, 362t lead, 322.5t zinc, 111.6t copper and 483.7t lead. Further, the Chinese inferred resources (category 334) were 950,000 tonnes of ore containing 52.5t silver, 3,300t tin, 5,000t lead and zinc and 700t copper. The total cost of exploration work completed by Sino-Top in 2014 was approximately RMB635,100 or approximately $103,000.

•	Zhuanxinhu

Located in Keshiketeng County, Inner Mongolia, China the property is 624 hectares (1,542 acres).

Identified commodities are silver and copper. The Company has a 20% interest in this property through its Sino- top joint venture. The exploration license is under the name of Sino-Top. It grants the right to detailed exploration over an area of 6.24 square kilometers in Keshiketeng County, Inner Mongolia. The validity period is from April 4, 2012 to April 3, 2014. The license renewal application has been submitted to the local government for review and approval.

Surface exploration was conducted in 2013 to probe the extensions of mineralization, with 3,022m drilling (12 holes) and 377m³trenching completed. Ordinary chemical analysis was conducted on 449 samples, and mineralogical analysis on 10 samples. The controlled mineralization zone No. I has a length of 650 meters and an along-hole depth of 300 – 400 meters. The exploration plans for 2014 included conducting drilling work to control the strike and dip of ore body 1 based on work completed in 2013; conducting other exploration work to understand its ore-controlling structure and find new mineralization zones; conducting drilling and tunneling work to increase the mineralization zones; and studying ore-processing parameters and economic values.

At present, field projects for the yearly exploration season were completed with 4,399.84m of drilling (16 holes). In addition, 6.24km2 geophysical prospecting was completed. Chemical analysis was completed for 375 samples. The Chinese estimated resources (category 333) were 1,815,000 tonnes of ore, containing 42.1t silver, 6,347.9t copper and 7,798.7t tin. The total cost of exploration work completed by Sino-Top in 2014 was approximately RMB2.520 million or approximately $409,000.

Aobaotugounao

In addition, Sino-Top owns the Aobaotugounao silver-polymetallic property. This property was previously considered material to us, but is no longer considered material because Sino-Top determined in 2013 not to fund further exploration. The Aobaotugounao Property is exploratory in nature. Sino-Top intends to sell the Aobaotugounao Property (assuming an interested buyer). The total cost of exploration work completed by Sino-Top in 2014 was approximately RMB971,000 or approximately $157,600.

The Aobaotugounao property covers a total of 21.07 km2. It is approximately 9km northwest of Tongxing Township, Keshiketeng County, Inner-Mongolia. Geologically, it is characterized by a hydrothermal vein Ag-polymetallic deposit within Jurassic volcanic series. Major alterations are limonitization, siliconization, chloritization and fluoritization.

The exploration license is held by Sino-Top. It grants the right to detailed exploration over an area of 21.07 square kilometers in Keshiketeng County, Inner Mongolia. The validity period is from January 15, 2013 to January 14, 2015 with a new exploration license application submitted.

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

Completed exploration projects in 2012

The exploration projects completed in 2012 include 14 drill holes and one surface trenching. The exploration work was focused on Ag-Pb-Zn mineralization zone no. I (particularly ore zone [1]), which was discovered by geophysical and geochemical detection, surface trenches, and 4 drill holes in 2011. The following table (Table 1) shows detailed exploration items of 2012. As a result, a total of 12 Ag-Pb-Zn ore zones and mineralized bodies were identified in the Property.

Table of Exploration work completed in 2012

no.	Exploration work		Completed work
	Item	Unit
1	1:2000 geological and topographic mapping	km2	2.0
2	Measurement of exploration lines	km	9.6
3	Drilling (14 drill holes)	m	5695.25
4	Trenching	m3	78
5	Sample assaying	piece	423
6	Petrologic study on samples	piece	4
7	engineering measurement	point	42

Item 3. Legal proceedings

On September 19, 2014, the Investor filed a complaint in the Court of the Chancery of the State of Delaware (the “Court”), to recover the $1,014,140 of the $1,069,279 advanced. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The investor has also named Travellers and the director and chief executive officer of the Company. The Company retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, the Court proposed a date of November 26, 2014 for the plaintiff to file his answering brief in response to this Motion to Dismiss and the Company to file its reply brief to the plaintiff’s answering brief, on or before December 12, 2014. These briefs were filed. On January 7, 2015, the Company filed a counterclaim as a consequence of its reliance on the Investor advancing the funds which would have resulted in the Company not having its equity investment diluted. The Company has filed a counterclaim for $120,000,000, seeking damages for failure to meet funding obligations.. There cannot be any assurance of the outcome of this litigation.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for common equity and other shareholder matters

Our Common Stock is quoted on the Over-the-Counter market (“OTCQB”) under the symbol “SDRG.” On March 25, 2015, the last reported sale of our Common Stock as reported on the OTCQB was $0.035 per share. Our Common Stock commenced trading on the OTCQB on January 1, 2001, and trading has been limited since then; there can be no assurance that a viable and active trading market will develop. There can be no assurance that even if a market were developed for our shares, there will be a sufficient market so that holders of Common Stock will be able to sell their shares, or with respect to any price at which holders may be able to sell their shares. Future trading prices of our Common Stock will depend on many factors, including, among others, our operating results and the market for similar securities.

The following table shows the quarterly high and low trade prices for one share of our Common Stock on the OTCQB. The prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	Sales Price on the
	Over-The-Counter ($)
	High	Low
Fiscal Year Ended December 31, 2014
First Quarter	0.008	0.003
Second Quarter	0.021	0.000
Third Quarter	0.05	0.015
Fourth Quarter	0. 058	0.03

Fiscal Year Ended December 31, 2013
First Quarter	0.000	0.000
Second Quarter	0.01	0.000
Third Quarter	0.02	0.000
Fourth Quarter	0.01	0.000

Holders

As of March 25, 2015, there were 384 shareholders of record of our Common Stock.

Dividends

We have never paid and do not intend to pay any cash dividends on our Common Stock for the foreseeable future. We currently intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements and other relevant factors.

Equity Compensation Plan Information

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2014:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	2,225,000	$0.06	N/A(1)
Total

(1)

All of the securities set forth in this row represent common shares underlying outstanding warrants that have been granted to past employees, directors and consultants for compensation purposes. These warrants were not granted pursuant to any formal written plan that authorizes or sets aside any particular number of securities for issuance. Instead, the amount of warrants and the recipients thereof are determined on an annual basis by the compensation committee of the board of directors based upon a variety of considerations, including, among other things, the availability of authorized capital, the dilutive impact of the grants and the performance of recipients.

Sales of Unregistered Securities during 2014 `

Not applicable

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

Plans for the Year 2015

Our management and Board are assessing recent developments, our financial position and related risks, and evaluating our alternatives. These alternatives may include dissolution or bankruptcy. See “Risk Factors”.

Subject to the foregoing, with respect to operations, Sino-Top’s primary plan is to obtain a mineral mining right and processing license at Dadi and Laopandao. In January 2013, Sino-Top obtained a mining area delimitation approval for Dadi issued by the Land & Resources Department of Inner Mongolia. The mining license application requirements were fulfilled in 2013 and submitted to receive a mining right license. In addition, Dadi, plans include mill and tailings pond construction; continue the core drilling, trenching and tunneling program; conduct a metallurgical study of the minerals; and perform additional sample testing and assaying. At Laopandao, while not yet finalized or approved by the board of directors of Sino-Top, plans are to find a buyer and sell the property once a mining right license is obtained. There is no assurance that a buyer may be found or that a mining right license may be obtained.

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

Investments in unproved properties and major exploration projects are not amortized until proven reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the capitalized cost of the property will be added to the costs to be amortized. We presently have no proven reserves. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses whether the carrying values can be recovered. If the carrying values exceed estimated recoverable values, then the costs are written-down to fair values with the write-down expensed in the period.

Equity Investment

Equity investments are entities over which we exercise significant influence but do not exercise control. These are accounted for using the equity method of accounting in accordance with APB 18 and are initially recognized at cost net of any accumulated impairment loss. Our share of these entities’ profits or losses after acquisition of our interest is recognized in the statement of operations and comprehensive loss and cumulative post-acquisition movements are adjusted against the carrying amount of the investment. When our share of losses on these investments equals or exceeds the carrying amount of the investment, we only recognize further losses where we have incurred obligations or made payments on behalf of the affiliate.

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

Results of Operations for the Years Ended December 31, 2014 and 2013

Net sales were $nil for both of the years ended December 31, 2014 and December 31, 2013, as there was no production at any of the properties.

The net loss for the year ended December 31, 2014 was $3,275,919, significantly higher than the net loss of $2,907,682 in the prior year, primarily due to increased interest expense on the convertible notes payable.

The general and administration expenses decreased significantly by $145,957 from $1,208,001 for the year ended December 31, 2013 compared to $1,062,044 for the year ended December 31, 2014, as we took measures to decrease operating costs relating to the head office, lower management fees due to a director’s contract expiring at the end of August and changes to the fees paid to one of our operations staff in China.

Total other expenses increased significantly by $514,194 from $1,699,681 for the year ended December 31, 2013, compared to $2,213,875 for the year ended December 31, 2014, primarily due to increased interest expense, including penalties, on the convertible notes payable.

Liquidity and Capital Resources

As of December 31, 2014, we had a cash balance of $33,123 and current debt obligations in the amount of $7,409,451. We do not have sufficient funds to satisfy our current debt obligations. Should our creditors seek or demand payment, we do not have the resources to pay or satisfy any such claims. Thus, we face a risk of bankruptcy.

As discussed in Item 1, we received advances totaling $1,069,279 from the Investor in contemplation of a secured loan and change of control transaction that had not closed. This amount is included within our current debt obligations. In addition to having insufficient cash to pay our debts, we have no funds to support any business operations. We have been unable to satisfy our commitment to fund 44.44% of owners’ contributions to the Sino-Top joint venture, and we did not meet the deadlines on required contributions for our equity investment. The result was a loss in the interest in our equity investment, currently at 20%. As noted above under “Sino-Top Joint Venture”, on October 7, 2014, the Company announced that its Foreign Cooperative Joint Venture in China, Sino-Top, had signed an understanding with Shengda to be acquired subject to third party evaluation and all other regulatory approvals and filings. Shengda is the majority shareholder of Sino-Top.

At the recent Sino-Top board of directors meeting held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 is RMB171.0 million or approximately $27.531million and the Company's contribution was supposed to be RMB76.0 million or approximately $12.236 million. The Company's investment in Sino-Top was diluted to 20% as a result of the Company’s inability to make a contribution of RMB50.0 million or approximately $8.050 million by April 8, 2014 and a further contribution of RMB26.0 million or approximately $4.186 million by June 15, 2014, with no further contributions. These are cumulative amounts and include past contributions which were not made by the Company.

To pay our debts and to fund any future operations, we require significant new funds, which we may not be able to obtain. In addition to the funds we require to liquidate our $7,409,451 in current debt obligations, we estimate that we must raise approximately $1,200,000 to fund capital requirements and general corporate expenses for the next 12 months.

Our primary cash requirements are for the exploration and acquisition of mining exploration properties and corporate and administrative costs. At December 31, 2014, we had a working capital deficit of $7,312,054 (2013-$5,622,503). During 2013 and 2014, we did not contribute funds to Sino-Top for exploration purposes. For the year ended December 31, 2014 we spent $1,801,778 (2013-$1,265,377) on operating activities.

During 2013, we received RMB900,000 or $146,141 relating to the sale of our interest in Chifeng. In addition, in the third quarter of 2013, RMB400,000 or $64,880 was added to the costs in connection with the Chifeng sale. As at December 31, 2013, RMB100,000 or $16,520 remained outstanding. This balance was received on January 3, 2014.

During 2010, 2011, 2012 and 2014, we undertook, and we had defaulted under the terms of a number of convertible note financings, as set forth below:

Tonaquint Note Financing

On February 15, 2011, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Tonaquint, Inc., a Utah corporation (“Tonaquint”) whereby the Company issued and sold for cash, and Tonaquint purchased: (i) a secured convertible promissory note of the Company in the original principal amount of $2,766,500 (the “Tonaquint Note”) and (ii) a warrant to purchase Common Stock of the Company (the “Tonaquint Warrant”). In connection with the transaction, the Company also issued to Tonaquint 50,000 shares of Common Stock. The Purchase Agreement, the Tonaquint Note and the Buyer Notes (defined below) are collectively referred to herein as the “Original Tonaquint Agreements”.

The original principal amount of the Tonaquint Note was $2,766,500 (“Maturity Amount”) and the Tonaquint Note was due 48 months from the issuance date of February 15, 2011. The Tonaquint Note has an interest rate of 5.5% per annum. The total amount funded (in cash and notes) at closing was $2,500,000, representing the Maturity Amount less an original issue discount of $251,500 and the payment of $15,000 to Tonaquint to cover its fees, with payment consisting of $500,000 in cash advanced at closing and $2,000,000 in a series of ten secured notes with interest rates of 5% described in more detail below. The Company also had the right to offset the payment of any of these notes and not receive payment for such notes or be obligated to pay such portion of the notes, subject to certain conditions and obligations.

Beginning six months after closing, Tonaquint has the right to convert, subject to restrictions described in the Tonaquint Note, all or a portion of the outstanding amount of the Tonaquint Note that is eligible for conversion into shares of the Company’s Common Stock. The number of common shares delivered to Tonaquint upon conversion will be calculated by dividing the amount of the Tonaquint Note that is being converted by the market price of the Common Stock, which is defined as 70% of the average of the volume weighted-average prices (“VWAP”) of the Common Stock for the three trading days with the lowest VWAPs during the 10 trading days prior to the conversion. The Company recognized $nil (2013 - $nil) as the beneficial conversion feature and recorded interest and penalties of $846,573 (2013-$363,922) and loss on settlement of $nil (2013-$nil) during the year. The beneficial conversion feature was being amortized over the period ending February 15, 2015.

Tonaquint also received a warrant to purchase 8.6 million shares of Common Stock of the Company at an exercise price of US$0.50 per share at any time within three years after February 15, 2011. The Tonaquint Warrant also contained a net exercise provision. The warrants were initially valued at $242,090 representing the relative fair value allocation of the warrants. The warrants were being charged to interest expense over the term of the secured convertible note payable and amounted to $nil (2013 - $nil) and a loss on settlement of $nil (2013-$nil) in the year. The warrants expired on February 15, 2014.

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

On October 4, 2012, the Company agreed with Tonaquint to redeem the outstanding balance on note 9 with two payments of $30,000 subject to certain conditions. $30,000 of the note receivable was redeemed and the remaining balance was not paid, due to the conditions not being met. In addition, the Company entered into a forbearance agreement to commence the settlement process of certain notes receivable and convertible promissory notes payable.

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

In addition, pursuant to a letter agreement dated December 20, 2012, as amended effective April 12, 2013, August 7, 2013, November 13, 2013 and November 27, 2013, between the Company and Tonaquint, Tonaquint had agreed that, if the Company paid Tonaquint $2,500,000 on or before a fixed time on March 31, 2014, such payment would constitute payment in full of any and all obligations due and owing to Tonquint under the convertible promissory note issued to Tonaquint and certain other agreements between the parties (collectively, the “Tonaquint Documentation”). In consideration of the foregoing, Tonaquint had agreed, through March 31, 2014, to forbear from exercising any right or remedy under the Tonaquint Documentation, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. If such payoff amount is not paid by March 31, 2014, Tonaquint’s agreements under such letter agreement shall be deemed canceled. The parties have also agreed to a mutual release of claims.

On March 27, 2014 Tonaquint agreed to replace reference to the Payoff Amount and accept an amount equal to $2,750,000, so long as such payment is made on or before June 30, 2014. All other terms and conditions of the payoff letter remain in full force and effect.

The Company was not able to make payment on or before June 30, 2014 and continues to be in default of the payment required on the secured convertible promissory note. Tonaquint continues to have the option to convert all or a portion of its secured convertible promissory note into common shares of the Company.

On November 7, 2014, Tonaquint requested the conversion of a portion of their secured convertible promissory note, in the amount of $371,700. The Company was not able to complete the conversion and as a result, has incurred penalties, as stipulated by the agreement between Tonaquint and the Company. During the fourth quarter of 2014, the Company was charged penalties of $505,512, by increasing the amount outstanding on the secured convertible promissory note. Tonaquint continues to charge penalties which accrue at approximately $76,000 per week. In addition, interest on the secured convertible promissory note continues to accrue at an annual rate of 12%, compounded daily.

On November 10, 2014, the Company received $200,000 on a private placement for 4,000,000 common shares of the Company. These funds were recorded as additional debt from Tonaquint on receipt. The private placement was completed on January 16, 2015 with the issuance of the common shares of the Company.

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

2012 Gel Financings

On February 10, 2012, the Company issued a convertible redeemable note payable in the principal amount of $150,000. As consideration the Company received cash. The unsecured convertible redeemable note payable bears interest at the rate of 6% per annum and was due February 10, 2014. On February 10, 2012, the Company defaulted on certain terms of the convertible redeemable note payable which required the Company to reserve a bank of 12,000,000 shares. The default called for an increase to the interest rate from 6% to 24% per annum.

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

Each of the foregoing two convertible redeemable note payables is convertible into common stock, at the lender’s option at a 30% discount on the lowest close bid price during any four trading days prior to and including the day of conversion. The Company recognized $nil (2013 -$nil) as the beneficial conversion feature and recorded interest expense of $nil (2013 - $nil) and loss on settlement of $nil (2013-$nil) during the year. The beneficial conversion feature was being amortized over the term of the convertible redeemable notes.

Each also reflected an original issue discount of 4% which the Company recorded as deferred financing costs in the amount of $nil (2013 - $nil). In addition the Company incurred transaction costs of $nil (2013 - $nil) which were capitalized to deferred financing costs. The deferred financing costs were being charged to interest expense over the term of the convertible redeemable notes payable and amounted to $nil (2013 - $nil) and a loss on settlement of $nil (2013-$nil) in the year. During the year, interest expense in the amount of $105,613 (2013-$nil) was charged.

Gel Deferral Agreements

Pursuant to a letter agreement dated December 6, 2012, as amended effective April 10, 2013, July 30, 2013, November 8, 2013 and March 25, 2014 between the Company and Gel, Gel had agreed that, if the Company paid Gel $271,520 by the earlier of (i) the closing of a sale of all or substantially all of the assets of the Company or a merger or acquisition of the Company or (ii) a fixed time on June 30, 2014 (as applicable, the “Gel Payoff Date”), such payment would constitute payment in full of any and all obligations due and owing to Gel under the convertible promissory notes issued to Gel by the Company and certain other agreements between the parties (collectively, the “Gel Documentation”). In consideration of the foregoing, Gel had agreed, through the Gel Payoff Date, to forbear from exercising any right or remedy in respect of the Gel Documentation, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. If such payoff amount is not paid by the Gel Payoff Date, Gel’s agreements shall be deemed canceled. The parties have also agreed to a mutual release of claims.

In addition, as a result of the letter agreement dated December 6, 2012, as amended, the promissory notes receivable were offset against the convertible redeemable notes payable.

The Company was not able to make payment on or before June 30, 2014 and continues to be in default of the payment required on the convertible redeemable notes. Gel continues to have the option to convert all or a portion of its convertible redeemable notes into common shares of the Company. In addition, interest on the convertible redeemable notes continue to accrue at the rate of 24% per annum.

On January 13, 2015, Gel converted one of their notes, including accrued interest, an amount totaling $170,111, for 5,400,352 common shares of the Company. Further, on March 18, 2015, Gel converted a portion of their remaining note, in the amount of $36,000, for 2,057,143 common shares of the Company.

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

The note matured on April 19, 2014. The note was subject to a 5% one-time interest charge payable at maturity. The principal and interest may be converted, at the election of the holder, into that number of shares of Common Stock equal to the then outstanding principal amount of the note divided by 75% of the average of the three lowest closing prices in the 20 trading days prior to the conversion (“JMJ Conversion Price”). Notwithstanding the foregoing, JMJ may not convert an amount of the notes into Common Stock that would result in JMJ owning more than 4.99% of the then total outstanding Common Stock. Upon a request by JMJ for conversion, if the shares of Common Stock are not timely delivered or if the Company does not timely deliver instructions to its transfer agent in respect thereto, the Company will be subjected to a penalty at a rate of $2,000 per day for each day the Company fails to satisfy each of the foregoing.

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

For each of the Additional Notes, (1) the Company recorded deferred financing costs in the amount of $nil (2013 -$nil) representing the difference between the face value of the secured convertible note payable and the consideration provided and (2) the Company incurred transactions costs of $nil (2013 - $nil), which were capitalized to deferred financing costs. The deferred financing costs were being charged to interest expense over the term of the secured convertible note payable and the Company recorded interest expense of $63,082 (2013 - $nil) and a loss on settlement of $nil (2013-$nil) during the year.

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

Pursuant to a letter agreement dated December 13, 2012, as amended effective April 9, 2013, August 7, 2013, November 8, 2013 and March 25, 2014 between the Company and JMJ, JMJ had agreed that, if the Company paid JMJ $204,104 on or before a fixed time on June 30, 2014, such payment would constitute payment in full of any and all obligations due and owing to JMJ under the convertible notes issued to JMJ by the Company and certain other agreements between the parties (collectively, the “JMJ Documentation”). In consideration of the foregoing, JMJ had agreed, through June 30, 2014, to forbear from exercising any right or remedy in respect of the JMJ Documentation, including without limitation any right to conversion, right to delivery of shares or any remedy arising as the result of any default or event of default. If such payoff amount is not paid by June 30, 2014, JMJ’s agreements shall be deemed canceled. The parties have also agreed to a mutual release of claims.

The Company was not able to make payment on or before June 30, 2014 and continues to be in default of the payment required on the convertible promissory notes. JMJ continues to have the option to convert all or a portion of its convertible promissory notes into common shares of the Company. In addition, no interest is accruing on the remaining convertible promissory notes.

On August 18, 2014, JMJ converted a portion of one of their notes, totaling $28,215 for 2,500,000 common shares of the Company.

Asher Note Financing

During 2010, 2011 and 2012, we issued a series of unsecured convertible promissory notes to Asher Enterprises, Inc. (“Asher”) for cash consideration pursuant to securities purchase agreements. The notes issued to Asher and the notes that matured are summarized in the following table:

Issue Date	Principal Amount	Maturity	Date Repaid in Full / Outstanding as of 12/31/13
06/18/2010	$75,000	03/21/2011	Repaid on 01/24/2011
07/20/2010	$45,000	04/22/2011	Repaid on 02/15/2011
11/09/2010	$50,000	08/11/2011	Repaid on 05/27/2011
01/11/11	$65,000	10/13/11	Repaid on 07/25/11
03/01/11	$55,000	12/02/11	Repaid on 09/27/11
04/08/11	$50,000	01/12/12	Repaid on 10/27/11
08/24/11	$55,000	05/29/12	Repaid on 03/13/12
11/20/11	$75,000	09/05/12	Repaid on 07/05/12
01/27/12	$42,500	Part III 10/30/12	Repaid on 8/22/12
03/15/12	$51,000	12/19/12	Subject to deferral agreement (see below)
05/16/12	$42,500	02/21/13	Subject to deferral agreement (see below)

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

Several defaults occurred commencing in 2011 under the terms of several Asher notes, including certain of the notes that we have since repaid, as a result of which all amounts outstanding under our Asher notes become immediately due and payable. However, pursuant to a letter agreement dated November 29, 2012, as amended effective April 12, 2013, June 27, 2013, November 8, 2013 and March 25, 2014 between the Company and Asher, Asher had agreed that, if the Company paid Asher $93,520 before a fixed time on June 30, 2014, such payment would constitute payment in full of any and all obligations owing under the convertible promissory notes issued to Asher by the Company and certain other agreements between the parties (collectively, the “Asher Documentation”). In consideration of the foregoing, Asher had agreed, through June 30, 2014, to forbear from exercising any right or remedy under the Asher Documentation, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the payoff amount as set forth in the letter agreement. If such payoff amount is not paid by June 30, 2014, Asher’s agreements under such letter agreement shall be deemed canceled.

The Company was not able to make payment on or before June 30, 2014 and continues to be in default of the payment required on the convertible notes. Asher continues to have the option to convert all or a portion of its convertible notes into common shares of the Company.

From July 22, 2014 through to August 20, 2014, Asher converted their notes in full, with accrued interest, a total of $108,460 for 9,884,147 common shares of the Company.

Summary of Status of Outstanding Notes

The outstanding notes described above, which include principal, interest and penalties totaling $4,391,687, are currently due, as a result of our breach of various applicable covenants. Each lender continues to have the option to convert all or a portion of their convertible notes into common shares of the Company. But, with the current trading price, the Company does not have sufficient common stock to issue for a conversion of all the outstanding convertible notes.

Potential Transaction with Investor

In 2013, the Company began to engage in discussions with an Investor based in China, Man Kwan Fong, regarding a potential transaction that, if completed, would have involved the Investor making a secured loan to the Company and taking over control of the management and the Board of the Company. In November and December 2013, the Company received advances totaling $1,069,279 from the Investor; however, the parties had not resolved definitive agreements, nor had the Investor funded the remaining amounts required to complete the initial closing. Due to funding delays by the Investor and changes in the Investor’s offer, the Company’s Board had determined not to proceed with the contemplated transaction. The Company was seeking to resolve the treatment of the initial $1,069,279 with the Investor, and may be required to return such funds, with or without interest, to the Investor.

On September 19, 2014, the Investor filed a complaint in the Court of the Chancery of the State of Delaware (the “Court”), to recover $1,014,140 of the $1,069,279 advanced. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The investor has also named Travellers and the director and chief executive officer of the Company. The Company retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, the Court proposed a date of November 26, 2014 for the plaintiff to file his answering brief in response to this Motion to Dismiss and the Company to file its reply brief to the plaintiff’s answering brief, on or before December 12, 2014. These briefs were filed.

Subsequently, on January 7, 2015, the Company filed a counterclaim for $120,000,000, seeking damages for failure to meet funding obligations, as a consequence of its reliance on the Investor advancing the funds which would have resulted in the Company not having its equity investment diluted.

Loan Facility with Travellers

On November 19, 2012, by resolution and without a written agreement, the Company’s Board approved a loan facility pursuant to which Travellers ), a company controlled by the Company’s President, Chief Executive Officer and Principal Financial and Accounting Officer, Marc Hazout, had made certain historical loans to or for the benefit of the Company and may in the future make future loans to or for the benefit of the Company. The Board resolved (1) to treat all historical loans, and any potential future loans, as unsecured, due on demand and non-interest bearing and (2) to retain the discretion to terminate its prospective approval of potential future loans at any time. During 2012, Travellers loaned the Company $200,600 and the Company repaid $ 12,600. The amounts loaned by Travellers and repaid by the Company from January 1, 2013 through to March 25, 2015, in Canadian dollars, are as follows:

Date	Loan Amount Advanced	Loan Amount Repaid

January 15, 2013	3,000
January 18, 2013	2,000
February 4, 2013	2,000
February 15, 2013	3,000
February 20, 2013	6,500
March 1, 2013	7,500
March 5, 2013	2,500
March 28, 2013	28,500
April 2, 2013	12,000
April 12, 2013	17,000
April 15, 2013	1,000
April 30, 2013	29,000
June 4, 2013	6,000
June 4, 2013		6,000
July 2, 2013	6,500
July 15, 2013	1,500
July 15, 2013	1,000
July 22, 2013		1,000
July 25, 2013	1,000
August 7, 2013		1,500
August 16, 2013	50,000
September 3, 2013	8,000
September 3, 2013	1,000
September 12, 2013		8,000
September 16, 2013	1,000
October 1, 2013	9,000
October 24, 2013	2,000
October 25, 2013		2,000
December 31, 2013		370,500
March 24, 2014	10,000
May 1, 2014	10,000
May 20, 2014	75,000
July 2, 2014	15,000
August 1, 2014	35,000
September 2, 2014	29,000
October 1, 2014	15,000
October 22, 2014	6,000
November 27, 2014	15,000
January 2, 2015	1,000
January 19, 2015		1,000
February 2, 2015	3,500
February 11, 2015		3,500
February 20, 2015		3,000
March 2, 2015	10,000

As of December 31, 2014, the amount owing to Travellers was $210,000 (CAD) or $167,832. As of March 25, 2015, the amount owing to Travellers was $217,000 (CAD) or $173,426, based on the noon exchange rate reported by the Bank of Canada on March 25, 2015.

2014 Equity Issuances

During the year, a total of 12,384,147 shares were issued on the conversion of notes. In addition, 650,000 shares were cancelled.

Going Concern

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At December 31, 2014, the Company had a working capital deficit of $7,312,054 (December 31, 2013 –$5,622,503), has not achieved profitable operations, incurred a net loss of $3,275,919 for the year ended December 31, 2014 (2013 – $2,907,682), has accumulated losses of $51,473,067 since its inception and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations.

Management has been unable to secure additional financing to meet its cash requirements, including ongoing working capital, cash contributions for its equity investment and funds to repay all or certain of its convertible note holders. There is no assurance of additional funding in any form, being available or available on acceptable terms.

In March of 2014, the Company received extensions of its obligations to repay the convertible note holders from a date of March 31, 2014 to June 30, 2014. In addition, the Company had in place forbearance agreements with its convertible note holders. The Company was not able to repay the obligations owing to the convertible note holders on or before the June 30, 2014 deadline and thus is in default. Management continues to have discussions with the convertible debt holders in efforts to establish new deadlines for repayment and/or have them convert some or all of their convertible notes. The convertible note holders continue to have the option to convert all or a portion of their notes, as some have during the current year and subsequent to the year-end. With the trading price at December 31, 2014, the Company did not have sufficient common stock to issue for a conversion of all the outstanding convertible notes.

As management was unable to secure additional financing and/or extend the payoff date for its convertible debt holders, the Company may be forced to further dilute its equity investment or may ultimately file for bankruptcy. Since the dates to make the required contributions for the equity investment have elapsed, the Company’s investment has been diluted to 20% on June 30, 2014, the date on which certain shareholders made contributions. This recent dilution may result in the Company’s operations being considered an investment company. The registration requirements for an investment company would be a significant financial and operational burden and is unlikely to be feasible for the Company. As a result of this risk, the Company may be required to significantly limit its business activities and dissolve. On October 7, 2014, the Company announced that Sanhe Sino-Top Resources & Technologies Ltd., China, its equity investment, had signed an understanding with Shengda, to be acquired subject to a third party evaluation and all other regulatory approvals and filings. As a result, there is no current effort to raise additional financing for its equity investment.

In addition, although there had been discussions between the Company and the private Investor, there has been no resolution to the treatment of the $1,069,279 advance credit note received from the Investor during the prior year. The Company may be required to return such funds, with or without interest, to the Investor. On September 19, 2014, the Investor filed a complaint to recover $1,014,140 of the advance credit note. The Company has retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, dates for the plaintiff’s answering brief in response the Company’s Motion to Dismiss and the Company’s response to this brief, were proposed by the court. These briefs were filed. Subsequently, on January 7, 2015, the Company filed a counterclaim for $120,000,000, seeking damages for failure to meet funding obligations. If the Company is required to return the funds to the Investor, the Company may not have available funds and as such the Company’s business will be adversely impacted.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2014 (the “Evaluation Date”). Based on this evaluation, Marc Hazout, our chief executive officer and principal financial officer, concluded as of the Evaluation Date that such disclosure controls and procedures were not effective as of the Evaluation Date. Such conclusions were based on missing a Form 8-K during the third quarter..

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The framework used by management to evaluate internal controls over financial reporting is Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Marc Hazout, our chief executive officer and principal financial officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2014. The matters involving internal controls over financial reporting that may be considered material weaknesses included missing a Form 8-K during the third quarter, as noted about under “Evaluation of Disclosure Controls and Procedures”..

Management continues to monitor events that may result in a Form 8-K filing through the assistance of the Company’s legal advisor.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission which permanently exempt smaller reporting companies.

Changes in internal controls

There were no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

The Company failed to file a Form 8-K, regarding the dilution of its equity investment from 40% to 20%.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Information about our directors and executive officers as of March 25, 2015 is set forth below:

			Date of first election or
	Age	Position	appointment
Name

Executive Officers

Marc Hazout	50	Chief Executive Officer, President, Principal Financial and Accounting Officer and Director	May 31, 2002

Directors
Manuel Chan	65	Director	August 7, 2007
Charles McAlpine	81	Director	September 28, 2010
Haijun Tang	41	Director	April 9, 2013

A brief biography of our directors and executive officers follows. Each director has been elected to serve until our next annual meeting of shareholders and until his successor has been elected and qualified. Each executive officer serves at the discretion of our board of directors.

Mr. Marc Hazout, age 50, founded Silver Dragon Resources Inc. in 2005 and currently serves as a Director, President, CEO and Principal Financial and Accounting Officer . Mr. Hazout brings over 15 years of experience in public markets, finance and business operations to Silver Dragon Resources Inc. Over the past several years, Mr. Hazout has been involved in acquiring, restructuring and providing management services as both a director and an officer to several publicly traded companies. Specifically, from 2014 to the present, Mr. Hazout was a director, chairman and president with SusGlobal Energy Corp., a company that is involved in renewable energy. In 1998, Mr. Hazout founded and has been President and CEO of Travellers, a private investment banking firm headquartered in Toronto. Over the past few years, Travellers has focused on building relationships in China with the objective of participating in that country’s growth opportunities. Mr. Hazout attended York University in Toronto studying International Relations and Economics. Mr. Hazout speaks English, French, Hebrew and Arabic as well as some Spanish and Italian. The determination was made that Mr. Hazout should serve on our Board of Directors due to the fact that he is a founding member and CEO of the company, possesses significant experience in securities and capital markets and brings an extensive network of relationships in China.

Mr. Manuel Chan, age 65, is a real estate agent and has over 20 years of experience in this field. Through his business dealings, Mr. Chan has established an extensive network of business and personal relationships throughout the Hong Kong and China investment community. Mr. Chan is also a member of the Board of Directors of Sino-Top, of which the Company owns a 20% equity interest. He holds a Bachelor of Commerce Degree in Management Information Systems and Accounting from the University of British Columbia, Canada. The determination was made that Mr. Chan should serve on our Board of Directors due to his experience and extensive professional relationships in China.

Mr. Charles McAlpine, age 81 and retired for the last 8 years, brings over 50 years of experience at executive-level positions in the mining industry. Mr. McAlpine was President of Campbell Chibougamau Mines Ltd., (a listed Canadian copper-gold mining company) in 1973 when Campbell won The Ryan Trophy for Best Safety Record of all metalliferous mines in Canada. From 1989 to 2007 he was a Director of Hecla Mining Company, now the largest and one of the lowest cost silver producers in the USA. He holds a Business Administration degree from The Ivey School, University of Western Ontario and is a Chartered Accountant. The determination was made that Mr. McAlpine should serve on our Board of Directors due to his understanding of the precious metals industry, his financial background and qualifications and his extensive experience in the mining sector.

Mr. Haijun Tang, age 41, is currently the head of HIC, a.k.a. Exploration Unit of North China Geological Exploration Bureau. Mr. Tang has been head of HIC since July 2012. Prior to that, he served with Tianjin North China Geological Exploration Bureau, the parent of HIC, for six years, taking various posts such as director of the general office and director of the asset management department. HIC holds approximately 8.6 million shares of the Company. HIC is also a joint venture partner of the registrant. The determination was made that Mr. Tang should serve on our Board of Directors due to the following: Mr. Tang replaced Mr. Guoqiang Hao, a former director of the company, as Head of HIC. Mr. Hao resigned from the Board of Silver Dragon on April 7, 2013 thereby creating a vacancy and recommending Mr. Tang to be appointed, as the new head of HIC, to the Board of Silver Dragon. The Board of Silver Dragon deemed it advisable and in the best interests of the Company and its stockholders to appoint Mr. Haijun to fill the current vacancy on the Board and replace Director Hao.

Involvement in Certain Legal Proceedings

Other than as set forth below,

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.

being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

.As set forth above, on September 19, 2014, the Investor filed a complaint (the “Complaint”) in the Court of the Chancery of the State of Delaware (the “Court”), against the Company to recover the $1,014,140 of the $1,069,279 advanced. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The Complaint also named as defendants in the action, Travellers and Mr. Hazout.

The Company, Travellers and Mr. Hazout retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, the Court proposed a date of November 26, 2014 for the plaintiff to file his answering brief in response to this Motion to Dismiss and the Company to file its reply brief to the plaintiff’s answering brief, on or before December 12, 2014. These briefs were filed. On January 7, 2015, the Company filed a counterclaim for $120,000,000, seeking damages for failure to meet funding obligations.as a consequence of its reliance on the Investor advancing the funds which would have resulted in the Company not having its equity investment diluted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than ten percent of a registered class of equity securities to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of these reports.

Based solely on a review of the reports received by the SEC, furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a) for 2014.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee was established by the Board of Directors in accordance with Section 3(a)(58)(A) of Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The sole member of our Audit Committee is Charles McAlpine. Mr. McAlpine is chairman of the Audit Committee, and the Board of Directors has determined that he qualifies as an audit committee financial expert, as defined in the applicable rules of the SEC. Each committee member qualifies as independent director under the applicable NASDAQ standards and SEC rules. The Audit Committee held one meeting during the fiscal year ended December 31, 2014.

We have established an Audit Committee Charter that deals with the establishment of the Audit Committee and sets out its duties and responsibilities. The Audit Committee reviews and reassesses the adequacy of the Audit Committee Charter on an annual basis. The Audit Committee Charter is available on our Company website at www.silverdragonresources.com.

Item 11. Executive compensation

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended December 31, 2014 and 2013 of the named executive officers.

						Non-Equity	Nonqualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position		($)	($)	($)	($)	($)	($)	($)	($)
Marc Hazout,(1) President and Chief	2014	324,000(2)	-	-	-	-	-	-	324,000

Executive Officer, Chief Financial Officer and Principal Accounting Officer	2013	324,000(2)	-	-	-	-	-	-	324,000

(1)	A summary of the consulting agreement governing the terms of Mr. Hazout’s compensation is set forth under the heading “Consulting Agreements.”
(2)	Payments were made to Travellers, a corporation owned by Mr. Hazout. As of December 31, 2014, $135,000 of these amounts remain unpaid. As of the date of this filing, $216,000 remains unpaid.

Outstanding Equity Awards at 2014 Fiscal Year End

The following table provides information related to the outstanding warrants held by our Named Executive Officers “NEOs” at December 31, 2014.

	Option Awards(1)
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Marc Hazout	300,000 (2)	-	-	$0.06	March 21, 2015

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

(2)

Represents warrants granted to Travellers, a corporation owned by Mr. Hazout. The 300,000 warrants were issued on March 21, 2012 at an exercise price of $0.06 and expire March 21, 2015. $15,900 reflects the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718 using a stock price of $0.06; a volatility of 227.32% and a discount rate of 0.56%.

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

No compensation was paid or earned by our directors for their services as directors of our Company during the fiscal year ended December 31, 2014.

Consulting Agreements

On November 1, 2010, we entered into a consulting agreement with Travellers, a corporation owned by Mr. Hazout, to provide consulting services including all activities required to direct, oversee, and manage us including providing the services that would be provided by a chief executive officer. The consulting agreement provides that Mr. Hazout is entitled to an annual fee of $288,000 for a term of five years, a travel allowance of $3,000 per month, and eight weeks paid holidays each calendar year. The consulting agreement terminates on October 31, 2015 unless renewed earlier by the company on 3 months prior written notice. Upon termination of the consulting agreement, Mr. Hazout will be provided with his fee for the remaining period of the agreement, plus medical coverage for 12 months following the effective termination date. The agreement contains provisions prohibiting him from competing with us or soliciting customers or employees for a period of one year following the termination of the agreement.

Effective September 1, 2012, we entered into a consulting agreement with Manuel Chan, one of our directors, in which Mr. Chan agreed to provide services to us in China as agreed from time to time, at a rate of $6,000 per month. The consulting agreement was in effect until August 31, 2014. As of the date of this filing, $102,000 remains unpaid.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 25, 2015, by: (1) our directors, named executive officers set forth in the summary compensation table under Item 11 above and beneficial holders of more than 5% of our Common Stock, and (2) all of our current directors and executive officers as a group. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

	Number of Shares	Percentage of
Name and Address of Beneficial Owner(1)	Beneficially Owned	Shares (2)

Marc Hazout (3)	17,573,206	6.05%
Manuel Chan (4)	452,500	0.16%
Executive Officers and Directors as a group (2 persons)	18,025,706	6.21%
Tonaquint, Inc.(5)	27,945,402	9.62%
Chan King Yuet(6)	23,631,584	8.13%
Barry King Hon Chan(6)	16,124,238	5.55%

(1)

Each officer and director’s business address is, 200 Davenport Road, Toronto, Ontario, M5R 1J2. The business address of Tonaquint, Inc. is set forth in footnote 5 below. The business address of Chan King Yuet and Barry King Hon Chang is provided in footnote 6 below.

(2)	Based on 290,634,110 shares outstanding as of March 25, 2015.

(3)	Includes 17,573,206 shares of Common Stock owned by Travellers, which is solely owned by Mr. Hazout. Mr. Hazout is the President and CEO of Travellers.

(4)	Includes 452,500 shares of Common Stock owned by Manuel Chan.

(5)

Based on a Schedule 13G/A jointly filed on January 28, 2015 by Tonaquint, Inc., Utah Resources International, Inc., Inter-Mountain Capital I Corp, JFV Holdings, Inc. and John M. Fife, each such person beneficially owns 27,945,402 shares of Common Stock, or 9.62% of the Common Stock, due to Tonaquint’s ownership of a secured convertible promissory note. The Schedule 13G/A reports the address for each such person is 303 East Wacker Drive, Suite 1200, Chicago, IL 60601.

(6)

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

Item 13. Certain relationships and related transactions, and Director Independence

Charles McAlpine is considered independent under the independence standards of the NASDAQ Stock Market Rule 5605 during the past fiscal year. Mr. McAlpine currently sits on the audit committee and on the compensation committee.

On December 19, 2011, the Company’s wholly-owned subsidiary, Silver Dragon Resources Ltd. (“Silver Dragon Canada”), and Haute Inc., a company owned and controlled by Marc Hazout, the Company’s President and Chief Executive Officer (“Landlord”), entered into a commercial lease pursuant to which, for a three year term starting April 1, 2012, Silver Dragon Canada will lease the premises at 200 Davenport Road, Toronto, Ontario from Landlord for the purposes of general office space. Silver Dragon Canada covenants to maintain the premises in good condition, and agrees to pay base and additional rent. Base rent for the initial three year term is CAD$68,475 (as amended) per annum plus taxes. Additional rent, which is intended to cover all costs, charges, expenses and outlays of Landlord with respect to the premises, including, without limitation, costs for utilities, taxes, licenses, maintenance and insurance, commences at CAD$16,600 (as amended) per annum plus taxes during the first year and is to be adjusted annually based on Landlord’s actual costs. Silver Dragon Canada is required to deliver to Landlord 10 post-dated checks for CAD$5,706 each prior to the commencement of the term, and to deliver 12 postdated checks for CAD$5,706 each year thereafter. Silver Dragon Canada is also required to deliver upon signing a deposit of CAD$10,230 for first and last months’ basic and additional rent, plus taxes. During the first quarter of 2012, the commercial lease was amended to provide that the three year term would commence on June 1, 2012 instead of April 1, 2012.

The Company is currently party to a loan facility pursuant to which Travellers, which has made certain historical loans to or for the benefit of the Company and may in the future make future loans to or for the benefit of the Company. As of the date of this filing, the net amount of loans outstanding under the facility was CAD$217,000. For more information regarding this loan facility, please see “Liquidity and Capital Resources”.

In 2013, the Company began to engage in discussions with the Investor based in China, Man Kwan Fong, regarding a potential transaction that, if completed, would have involved the Investor making a secured loan to the Company and taking over control of the management and Board of the Company. On November 29 and December 31, 2013, the Company received advances totaling $1,069,279 from the Investor; however, the parties had not resolved definitive agreements, nor had the Investor funded the remaining amounts required to complete the initial closing. Due to funding delays by the Investor and changes in the investor's offer, the Company’s Board had determined not to proceed with the contemplated transaction. The Company is seeking to resolve the treatment of the initial $1,069,279 with the Investor, and may be required to return such funds, with or without interest, to the Investor. In the negotiations relating to this transaction, one of the investor’s representatives has been Chan King Yuet, who has filed a Schedule 13D/A disclosing that pursuant to a voting agreement she has shared voting power over 23,481,584 shares of our common stock, in addition to sole voting and dispositive power over 150,000 shares of our common stock.

On September 19, 2014, the Investor filed a complaint to recover $1,014,140 of the advance credit note. The complaint also names Travellers and Mr. Hazout as defendants. The Company has retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, dates for the plaintiff’s answering brief in response the Company’s Motion to Dismiss and the Company’s response to this brief, were proposed by the court. These briefs were filed and on January 7, 2015, the Company filed a counterclaim.

The Company is currently party to the Tonaquint Documentation with Tonaquint, the beneficial owner of 9.62% of the shares of the Company’s Common Stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tonaquint Note Financing” for a full discussion of the Company’s obligations under the Tonaquint Documentation.

Item 14. Principal accountant fees and services

The aggregate fees billed by the Company’s external auditors in each of the last two fiscal years are as follows:

	2014	2013
Audit fees	$31,587	$42,116
Audit-related fees (1) (2)	16,320	93,708
Tax fees	-	-
All other fees	-	-
Total	$47,907	$135,824

(1)	Included in the audit- related fees for 2014 is $nil (2013 - $57,910) of fees charged related to the financial statement restatement for the fiscal year ended December 31, 2011.
(2)	The balance of these fees was for reviews of quarterly financial statements.

The Audit Committee Charter provides that the Audit Committee is responsible for the pre-approval of all audit and non-audit services to be provided to the Company by the independent public accountants. The Audit Committee has not, however, adopted any specific policies and procedures for the engagement of non-audit services. For 2014 and 2013, none of the services related to amounts billed by the Company’s independent public accountants were pre-approved by the Audit Committee.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

Exhibit	Name of Exhibit
No.

3.1(1)	Certificate of Incorporation of American Electric Automobile Company, Inc., dated May 9, 1996
3.2(2)

Certificate of Amendment to Certificate of Incorporation of American Electric Automobile Company, Inc., dated July 16, 2002 Certificate of Amendment to Certificate of Incorporation of American Entertainment & Animation Corporation, dated February

3.3(3)	25, 2005
3.4(3)	Certificate of Amendment of Certificate of Incorporation of Silver Dragon Resources Inc., dated September 23, 2011
3.5(9)	Amended and Restated Bylaws
4.1(8)	Form of Warrant
4.2(4)	Company Note dated February 15, 2011 between Silver Dragon Resources Inc. and Tonaquint, Inc.
4.3(4)	Warrant to Purchase Shares of Common Stock issued to Tonaquint, Inc. and dated February 15, 2011
10.1(5)	Asset Purchase Agreement dated as of March 16, 2006 among Silver Dragon Resources Inc., Sino Silver Corp. and Sanhe Sino- Top Resources and Technologies, Ltd.
10.2(7)	Consulting Services Agreement dated November 1, 2010 between Silver Dragon Resources Ltd., Silver Dragon Resources Inc. and Travellers International Inc. and Marc Hazout
10.3(7)	Equity Transfer Contract dated July 4, 2008 by and between Silver Dragon Resources Inc. and Exploration Unit of North China Nonferrous Geological Exploration Bureau
10.4(7)	Equity Transfer Agreement dated July 4, 2008 regarding Sanhe Sino-Top Resources & Technologies, Ltd. between Silver Dragon Resources Inc. and Zhou Lin
10.5(6)	Order Approving Stipulation for Settlement of Claim in the matter entitled Socius CG II, Ltd. v. Silver Dragon Resources Inc. filed on January 27, 2011
10.6(4)	Note and Warrant Purchase Agreement dated February 15, 2011 by and between Silver Dragon Resources Inc. and Tonaquint, Inc.
10.7(4)	Form of Buyer Trust Deed Note dated February 15, 2011 between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.8(4)	Form of Secured Buyer Note dated February 15, 2011 between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.9(4)	Form of Deed of Reconveyance
10.10(10)	Amendment dated June 10, 2011 to outstanding Buyer Trust Deed Notes between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.11(4)	Form of Request for Full Reconveyance
10.12(4)	Security Agreement dated February 15, 2011 between Silver Dragon Resources Inc. and Tonaquint, Inc.
10.13(8)	Convertible Promissory Note A-04192011 issued to JMJ Financial
10.14(8)	Convertible Promissory Note B-04192011a issued to JMJ Financial
10.15(8)	Convertible Promissory Note B-04192011b issued to JMJ Financial
10.16(8)	Convertible Promissory Note B-04192011c issued to JMJ Financial
10.17(8)	Secured & Collateralized Promissory Note C-04192011a from JMJ Financial
10.18(8)	Secured & Collateralized Promissory Note C-04192011b from JMJ Financial
10.19(8)	Secured & Collateralized Promissory Note C-04192011c issued by JMJ Financial
10.20(8)	Letter Agreement between JMJ Financial and Silver Dragon Resources Inc. dated April 19, 2011
10.21(8)	Additional Default Provisions related to the Convertible Promissory Notes issued to JMJ Financial
10.22(12)	Promissory Note issued April 6, 2011 from GEL Properties, LLC
10.23(12)	Promissory Note issued April 11, 2011 to GEL Properties, LLC ($300,000)
10.24(12)	Amendment #1 dated October 12, 2011 to Promissory Note issued April 11, 2011 to GEL Properties, LLC ($300,000)
10.25(12)	Promissory Note issued April 11, 2011 to GEL Properties, LLC ($100,000)
10.26(12)	Promissory Note issued December 15, 2011 to GEL Properties, LLC ($250,000)
10.27(12)	Promissory Note issued December 15, 2011 to GEL Properties, LLC ($150,000)
10.28(12)	Commercial lease dated December 19, 2011 between Silver Dragon Resources Ltd. and Haute Inc., as amended
10.29(12)	Amendment dated January 31, 2012 between Tonaquint, Inc. and the Company
10.30(12)	Promissory Note issued February 10, 2012 from GEL Properties, LLC
10.31(12)	Promissory Note issued February 10, 2012 to GEL Properties, LLC ($200,000)
10.32(12)	Promissory Note issued February 10, 2012 to GEL Properties, LLC ($150,000)
10.33(12)	Equity Transfer Agreement dated May 28, 2012 between the Company and Den Zuoping

10.34(12)

Joint Venture Contract related to Sino-Top dated January 20, 2005, together with amendments and related agreements dated March 16, 2006, October 31, 2006, July 4, 2008, March 20, 2009, July 3, 2009, December 12, 2009 and September 13, 2011

10.35(12)	Amendment dated April 25, 2012 between JMJ Financial and the Company
10.36(12)	Convertible Promissory Note B-04192011c issued to JMJ Financial
10.37(12)	Secured & Collateralized Promissory Note C-04192011c from JMJ Financial
10.38(12)	Forbearance Agreement dated July 16, 2012 between the Company and Tonaquint, Inc.
10.39(12)	Standstill Agreement dated July 16, 2012 between the Company and JMJ Financial.
10.40(12)	Amended and Restated Forbearance Agreement dated August 23, 2012 between the Company and Tonaquint, Inc.
10.41(12)	First Amendment to Amended and Restated Forbearance Agreement dated October 4, 2012 between the Company and Tonaquint, Inc.
10.42(11)	Loan facility between the Company and Travellers International Inc.
10.43(10)	Letter agreement dated November 29, 2012 between the Company and Asher Enterprises, Inc.
10.44(10)	Letter agreement dated December 6, 2012 between the Company and GEL Properties, LLC
10.45(10)	Letter agreement dated December 13, 2012 between the Company and JMJ Financial
10.46(10)	Letter agreement dated December 20, 2012 between the Company and Tonaquint, Inc.
10.47(10)	Letter agreement effective April 12, 2013 between the Company and Asher Enterprises, Inc.
10.48(10)	Letter agreement effective April 12, 2013 between the Company and GEL Properties, LLC
10.49(10)	Letter agreement effective April 12, 2013 between the Company and JMJ Financial
10.50(10)	Letter agreement effective April 12, 2013 between the Company and Tonaquint, Inc.
10.51(12)	Amendment dated June 3, 2013 between the Company and Tonaquint, Inc.
10.52(12)	Letter agreement effective July 10, 2013 between the Company and Asher Enterprises, Inc.
10.53(12)	Letter agreement effective August 8, 2013 between the Company and GEL Properties, LLC
10.54(12)	Letter agreement effective August 8, 2013 between the Company and JMJ Financial
10.55(12)	Letter agreement effective August 8, 2013 between the Company and Tonaquint, Inc.
10.56(12)	Letter agreement effective November 8, 2013 between the Company and GEL Properties, LLC
10.57(12)	Letter agreement effective November 8, 2013 between the Company and JMJ Financial
10.58(12)	Letter agreement effective November 8, 2013 between the Company and Asher Enterprises, Inc.
10 59(12)	Letter agreement effective November 13, 2013 between the Company and Tonaquint, Inc.
10.60(12)	Letter agreement effective November 27, 2013 between the Company and Tonaquint, Inc.
10.61(12)	Consulting agreement effective September 1, 2012 between the Company and Manuel Chan
10.62(12)	Letter agreement effective March 27, 2014 between the Company and Tonaquint, Inc.
10.63(12)	Letter agreement effective March 25, 2014 between the Company and Gel Properties, LLC.
10.64(12)	Letter agreement effective March 25, 2014 between the Company and JML Financial
10.65(12)	Letter agreement effective March 25, 2014 between the Company and Asher Enterprises, Inc.
10.66(13)	Departure of director R. Glen MacMullin on March 31, 2014
10.67(14)	Loan facility between the Company and Travellers International Inc.
10.68(15)	Press release on Joint Venture receiving new business license
10.69(16)	Announcement of agreement between the Joint Venture and Shengda Mining Co.
10.70(17)	Loan facility between the Company and Travellers International Inc.
10.71(18)	Filing of Schedule 13G/A
21.1	Subsidiaries of the Company (included in item 1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH* XBRL	Taxonomy Extension Schema Document
101.CAL*XBRL	Taxonomy Extension Calculation Linkbase Document
101.DEF* XBRL	Taxonomy Extension Definition Linkbase Document
101.LAB*XBRL	Taxonomy Extension Label Linkbase Document
101.PRE* XBRL	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Form 10-SB filed on February 23, 2000
(2)	Incorporated by reference to Form 10-SB/A filed on July 17, 2002
(3)	Incorporated by reference to Form 8-K filed September 26, 2011
(4)	Incorporated by reference to Form 8-K filed February 18, 2011
(5)	Incorporated by reference to Form 8-K filed March 24, 2006
(6)	Incorporated by reference to Form 8-K filed on January 28, 2011
(7)	Incorporated by reference to Form 10-K for the year ended December 31, 2010 filed on March 22, 2011
(8)	Incorporated by reference to Form 8-K filed on April 21, 2011
(9)	Incorporated by reference to Form 8-K filed on August 4, 2011
(10)	Incorporated by reference to Form 10-K for the year ended December 31, 2012 filed on April 26, 2013
(11)	Incorporated by reference to Item 1.01 of Form 8-K filed on November 26, 2012, as supplemented by the Item 1.01 disclosure of Form 8-Ks filed on March 6, 2013 and April 30, 2013
(12)	Incorporated by reference to Form 10-K for the year ended December 31, 2013 filed on March 31, 2014
(13)	Incorporated by reference to Form 8-K filed April 3, 2014
(14)	Incorporated by reference to Form 8-K filed August 1, 2014
(15)	Incorporated by reference to Form 8-K filed on August 11, 2014
(16)	Incorporated by reference to Form 8-K filed on October 8, 2014
(17)	Incorporated by reference to Form 8-K filed on November 28, 2014
(18)	Incorporated by reference to Form 8-K filed on January 28, 2015

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

Dated: March 25, 2015

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc M. Hazout	President and Chief Executive Officer, and	March 25, 2015
Marc M. Hazout	Director (principal executive, financial and accounting officer)

/s/ Charles McAlpine	Director	March 25, 2015
Charles McAlpine

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

(EXPRESSED IN UNITED STATES FUNDS)

CONTENTS

Report of the Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2014 and 2013, and Cumulative for the Period from May 9, 1996 (Date of Inception) Through to December 31, 2014	F-4
Consolidated Statements of Stockholders’ (Deficit) Equity, Cumulative for the Period from May 9, 1996, (Date of Inception) Through December 31, 2014	F-5-F-9
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013, and Cumulative for the Period from May 9, 1996, (Date of Inception) Through December 31, 2014	F-10
Notes to the Consolidated Financial Statements	F-11-F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
Silver Dragon Resources Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Silver Dragon Resources Inc. and Subsidiaries (a Delaware corporation in the exploration stage) as of December 31, 2014 and 2013, and the consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2014, and cumulative from inception (May 9, 1996) through to December 31, 2014, except as explained as follows: we did not audit the cumulative data from May 9, 1996 to December 31, 2004. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2004, is based solely on the report of other auditors. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Dragon Resources Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has experienced operating losses since inception and expects to incur further losses in the development of its business. Management has been unable to secure additional financing to meet its cash requirements, including ongoing working capital requirements, cash contributions for its equity investment and funds to repay all or certain of its convertible notes. There is no assurance of additional funding in any form, being available or available on acceptable terms. As management is unable to secure additional funding and or extend the pay off dates for its convertible note obligations beyond June 30, 2014, the Company may be forced to further dilute its equity investment or may ultimately have to file for bankruptcy. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization values may be substantially different from Carrying values as shown. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/SF Partnership, LLP
CHARTERED ACCOUNTANTS

Toronto, Canada
March 25, 2015

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash	$33,123	$226,937
Other receivables (note 6)	16,442	20,488
Deferred expenses	41,999	55,999
Prepaid expenses	5,833	35,319
Total current assets	97,397	338,743

Deferred expenses	-	42,000
Plant and equipment, net (note 7)	77,316	207,968
Equity investment (note 8)	2,599,906	3,680,774

Total assets	$2,774,619	$4,269,485

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank indebtedness	$463	$-
Advance credit note (note 9)	1,069,279	1,069,279
Accounts payable	624,861	722,700
Accrued liabilities	975,518	704,590
Promissory note payable (note 10)	166,623	166,623
Convertible notes payable (note 12)	4,391,687	3,298,054
Related party payable (note 13)	181,020	-
Total current liabilities	7,409,451	5,961,246

Related party long-term debt (note 11)	128,880	-

Total Liabilities	$7,538,331	$5,961,246

Capital stock (note 14)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized (2013 – 300,000,000), 279,733,758 shares issued and outstanding (2013 – 267,999,611 issued and outstanding)	28,088	26,915
Additional paid-in capital	46,495,421	46,569,009
Treasury (nil shares; 2013-550,000 shares)	-	(209,000)
Deficit accumulated during the exploration stage	(51,473,067)	(48,197,148)
Accumulated comprehensive income	185,846	118,463
Stockholders’ deficit	(4,763,712)	(1,691,761)

Total liabilities and stockholders’ deficit	$2,774,619	$4,269,485

Going concern (note 2)
Commitments and contingencies (note 17)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Years ended December 31, 2014 and 2013, and
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2014

			For the period
			from May 9,
			1996 (date of
	December	December	inception) to
	31, 2014	31, 2013	December 31,
			2014

Operating expenses
Exploration	$-	$–	$7,174,048
General and administrative	1,062,044	1,208,001	31,850,263
Write-off of Mexican assets	-	–	3,242,039
Total operating expenses	1,062,044	1,208,001	42,266,350
Loss from operations	(1,062,044)	(1,208,001)	(42,266,350)

Other (expenses) income
Gain on disposal of plant and equipment	-	14,769	14,769
Interest expense	(1,133,007)	(586,395)	(4,664,668)
Interest income	-	-	85,553
Loss on settlement	-	-	(2,195,458)
Net loss on equity investment (note 8)	(1,080,868)	(1,063,175)	(4,618,005)
Forgiveness of debt	-	-	38,871
Gain on sale of interest in subsidiary	-	-	1,816,733
(Loss) gain on sale of interest in mining property	-	(64,880)	1,078,491
Non-recurring items	-	-	(713,269)
Total other (expenses) income	(2,213,875)	(1,699,681)	(9,156,983)

Loss before income taxes	(3,275,919)	(2,907,682)	(51,,423,333)
Provision for income taxes (note 16)	-	-	–

Net loss from continuing operations, after tax	(3,275,919)	(2,907,682)	(51,423,333)
Minority interest	-	-	253,021
Loss from discontinued operations (net of tax)	-	-	(302,755)

Net loss	(3,275,919)	(2,907,682)	(51,473,067)
Other comprehensive income
Foreign exchange gain	67,383	39,864	185,846

Comprehensive loss	$(3,208,536)	$(2,867,818)	$(51,287,221)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	272,422,268	267,999,611

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ (Deficit) Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2014 (continued)

				Deficit
	Common Stock			Accumulated			Accumulated	Total
			Additional	During the			Comprehensive	Stockholders’
			Paid-in	Exploration	Stock	Treasury	Income	(Deficit)
	Number	Amount	Capital	Stage	Subscription	Stock	(Loss)	Equity
	of Shares	$	$	$	$	$	$	$

Shares issued to founders	388,334	39	1,126	-	-	-	-	1,165
Share issued	413,333	41	47,564	(1,060)	-	-	-	46,545
Net loss, 1996	-	-	-	(14,198)	-	-	-	(14,198)
Balance, December 31, 1996	801,667	80	48,690	(15,258)	-	-	-	33,512

Share issued	116,999	12	88,638	-	-	-	-	88,650
Net loss, 1997	-	-	-	(142,622)	-	-	-	(142,622)
Balance, December 31, 1997	918,666	92	137,328	(157,880)	-	-	-	(20,460)

Share issued	69,334	7		-	-	-	-	58,001
Net loss, 1998	-	-		(54,404)	-	-	-	(54,404)
Balance, December 31, 1998	988,000	99		(212,284)	-	-	-	(16,863)

Share issued	203,918	20	191,999	-	(4,000)	-	-	188,019
Forgiveness of debt of related party	-	-	23,000	-	-	-	-	23,000
Net loss, 1999	-	-	-	(181,898)	-	-	-	(181,898)
Balance, December 31, 1999	1,191,918	119	410,321	(394,182)	(4,000)	-	-	12,258

Share issued for services	4,950,333	495	695,435	-	(278,539)	-	-	417,391
Shares cancelled	(453,100)	(45)	(169,867)	-	157,791	-	-	(12,121)
Forgiveness of debt
reclassification	-	-	(23,000)	-	-	-	-	(23,000)
Net loss, 2000	-	-	-	(419,296)	-	-	-	(419,296)
Balance, December 31, 2000	5,689,151	569	912,889	(813,478)	(124,748)	-	-	(24,768)

Share issued for services	1,179,415	118	89,784	-	-	-	-	89,902
Cash received for subscription	-	-	-	-	124,748	-	-	124,748
Other adjustment	-	-	-	1	-	-	-	1
Net loss, 2001	-	-	-	(339,546)	-	-	-	(339,546)
Balance, December 31, 2001	6,868,566	687	1,002,673	(1,153,023)	-	-	-	(149,663)

Shares issued	29,859,173	2,986	386,394	-	-	-	-	389,380
Shares cancelled	(21,978,215)	(2,198)	7	-	-	-	-	(2,191)
Stock warrants issued	-	-	31,000	-	-	-	-	31,000
Stock warrants exercised	3,255,880	326	-	-	-	-	-	326
Net loss, 2002	-	-	-	(570,874)	-	-	-	(570,874)
Balance, December 31, 2002	18,005,404	1,801	1,420,074	(1,723,897)	-	-	-	(302,022)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ (Deficit) Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2014 (continued)

	Common Stock			Deficit
				Accumulated			Accumulated	Total
			Additional	During the			Comprehensive	Stockholders’
			Paid-in	Exploration	Stock	Treasury	Income	(Deficit)
	Number	Amount	Capital	Stage	Subscription	Stock	(Loss)	Equity
	of Shares	$	$	$	$	$	$	$
Balance, December 31, 2002 (carried forward)	18,005,404	1,801	1,420,074	(1,723,897)	-	-	-	(302,022)

Share issued for services	4,927,411	493	150,833	-	-	-	-	151,326
Shares returned	(66,300)	(7)	(1,319)	-	-	-	-	(1,326)
Net loss, 2003	-	-	-	(414,601)	-	-	-	(414,601)
Balance, December 31, 2003	22,866,515	2,287	1,569,588	(2,138,498)	-	-	-	(566,623)

Share issued	575,000	58	24,942	-	-	-	-	25,000
Short swing profits of shareholder	-	-	50,496	-	-	-	-	50,496
Net loss, 2004	-	-	-	(399,028)	-	-	-	(399,028)
Balance, December 31, 2004	23,441,515	2,345	1,645,026	(2,537,526)	-	-	-	(890,155)

Shares issued	15,729,018	1572	2,612,433	-	(9,500)	-	-	2,604,505
Shares cancelled	(3,500,000)	(350)	(724,650)	-	-	-	-	(725,000)
Net loss, 2005	-	-	-	(584,879)	-	-	-	(584,879)
Balance, December 31, 2005	35,670,533	3,567	3,532,809	(3,122,405)	(9,500)	-	-	404,471

Share issued	25,790,000	2,579	13,949,985	-	458,500	-	-	14,411,064
Warrants issued	-	-	4,941,036	-	-	-	-	4,941,036
Share issuance costs	-	-	(63,237)	-	-	-	-	(63,237)
Treasury stock	-	-	-	-	-	(392,830)	-	(392,830)
Other comprehensive loss	-	-	-	-	-	-	(1,562)	(1,562)
Net loss, 2006	-	-	-	(8,692,208)	-	-	-	(8,692,208)
Balance, December 31, 2006	61,460,533	6,146	22,360,593	(11,814,613)	449,000	(392,830)	(1,562)	10,606,734

Shares issued	8,362,000	836	7,114,194	-	(334,000)	-	-	6,781,030
Treasury stock	(276,545)	(27)	(392,803)	-	-	392,830	-	-
Warrants issued	-	-	2,717,020	-	-	-	-	2,717,020
Options issued	-	-	459,959	-	-	-	-	459,959
Share issuance costs			(75,000)					(75,000)
Other comprehensive loss	-	-	-	-	-	-	(18,141)	(18,141)
Net loss, 2007	-	-	-	(10,665,000)	-	-	-	(10,665,000)
Balance, December 31, 2007	69,545,988	6,955	32,183,963	(22,479,613)	115,000	-	(19,703)	9,806,602

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ (Deficit) Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2014 (continued)

	Common Stock			Deficit
				Accumulated			Accumulated	Total
			Additional	During the			Comprehensive	Stockholders’
			Paid-in	Exploration	Stock	Treasury	Income	(Deficit)
	Number	Amount	Capital	Stage	Subscription	Stock	(Loss)	Equity
	of Shares	$	$	$	$	$	$	$
Balance, December 31, 2007 (carried forward)	69,545,988	6,955	32,183,963	(22,479,613)	115,000	-	(19,703)	9,806,602

Shares issued for cash	8,349,167	835	1,141,023	-	-	-	-	1,141,858
Shares issued for settlement	2,833,333	283	398,050	-	(165,000)	-	-	233,333
Shares issued for services	1,450,000	145	156,855	-	-	-	-	157,000
Shares issued for compensation	875,000	87	135,663	-	-	-	-	135,750
Shares issued for settlement of due to related parties	1,200,000	120	107,880	-	-	-	-	108,000
Shares issued for cash pursuant to exercise of warrants	500,000	50	74,950	-	-	-	-	75,000
Warrants issued for cash	-	-	260,642	-	-	-	-	260,642
Warrants issued for settlement of due to related parties	-	-	192,000	-	-	-	-	192,000
Warrants issued for services	-	-	44,600	-	-	-	-	44,600
Options issued for services	-	-	82,200	-	-	-	-	82,200
Share issuance costs	-	-	(6,562)	-	-	-	-	(6,562)
Shares to be returned	-	-	-	-	(67,500)	-	-	(67,500)
Other comprehensive loss	-	-	-	-	-	-	77,949	77,949
Net loss, 2008	-	-	-	(3,969,299)	-	-	-	(3,969,299)
Prior period adjustment	-	-	-	(417,477)	-	-	-	(417,477)
Balance, December 31, 2008	84,753,488	8,475	34,771,264	(26,866,389)	(117,500)	-	58,246	7,854,096

Share issued for cash	4,729,198	473	489,232	-	-	-	-	489,705
Shares issued for services	2,490,000	249	347,909	-	-	-	-	348,158
Shares issued for compensation	175,000	18	14,857	-	-	-	-	14,875
Shares issued for property	550,000	55	208,945	-	-	(209,000)	-	-
Warrants issued for cash	-	-	728,771	-	-	-	-	728,771
Warrants issued for services	-	-	1,442,484	-	-	-	-	1,442,484
Options issued for services	-	-	24,134	-	-	-	-	24,134
Share issuance costs	-	-	(54,877)	-	-	-	-	(54,877)
Shares returned	(1,100,000)	(110)	(201,390)	-	117,500	-	-	(84,000)
Accumulated comprehensive loss	-	-	-	-	-	-	(17,742)	(17,742)
Net loss, 2009	-	-	-	(4,869,373)	-	-	-	(4,869,373)
Balance, December 31, 2009	91,597,686	9,160	37,771,329	(31,735,762)	-	(209,000)	40,504	5,876,231

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ (Deficit) Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2014 (continued)

	Common Stock			Deficit
				Accumulated			Accumulated	Total
			Additional	During the			Comprehensive	Stockholders’
			Paid-in	Exploration	Stock	Treasury	Income	(Deficit)
	Number	Amount	Capital	Stage	Subscription	Stock	(Loss)	Equity
	of Shares	$	$	$	$	$	$	$
Balance, December 31, 2009 (carried forward)	91,597,686	9,160	37,771,329	(31,735,762)	-	(209,000)	40,504	5,876,231

Share issued for cash	4,038,237	404	468,298	-	-	-	-	468,702
Shares issued for services	3,092,094	309	790,076	-	-	-	-	790,385
Warrants issued for cash	-	-	264,298	-	-	-	-	264,298
Warrants issued for services	-	-	274,067	-	-	-	-	274,067
Share issuance costs	-	-	(26,497)	-	-	-	-	(26,497)
Beneficial conversion feature	-	-	99,841	-	-	-	-	99,841
Accumulated comprehensive loss	-	-	-	-	-	-	(19,150)	(19,150)
Net loss, 2010	-	-	-	(4,318,318)	-	-	-	(4,318,318)
Balance, December 31, 2010	98,728,017	9,873	39,641,412	(36,054,080)	-	(209,000)	21,354	3,409,559

Shares issued for cash	2,812,500	281	249,719	-	-	-	-	250,000
Shares issued for services	1,490,000	149	174,426	-	-	-	-	174,575
Shares issued on conversion of notes	27,736,036	2,774	1,352,849	-	-	-	-	1,355,623
Shares issued for settlement of debt	5,883,896	588	434,085	-	-	-	-	434,673
Shares cancelled	(750,000)	(75)	(83,550)	-	-	-	-	(83,625)
Warrants issued for cash	-	-	80,389	-	-	-	-	80,389
Warrants issued for services	-	-	373,695	-	-	-	-	373,695
Shares issued on financing	500,000	50	24,950	-	-	-	-	25,000
Share issuance costs	-	-	(8,750)	-	-	-	-	(8,750)
Beneficial conversion feature	-	-	1,641,770	-	-	-	-	1,641,770
Accumulated comprehensive loss	-	-	-	-	-	-	93,633	93,633
Net loss, 2011	-	-	-	(3,996,201)	-	-	-	(3,996,201)

Balance, December 31, 2011	136,400,449	13,640	43,880,995	(40,050,281)	-	(209,000)	114,987	3,750,341

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ (Deficit) Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2014 (continued)

	Common Stock			Deficit
				Accumulated			Accumulated	Total
			Additional	During the			Comprehensive	Stockholders’
			Paid-in	Exploration	Stock	Treasury	Income	(Deficit)
	Number	Amount	Capital	Stage	Subscription	Stock	(Loss)	Equity
	of Shares	$	$	$	$	$	$	$

Balance, December 31, 2011	136,400,449	13,640	43,880,995	(40,050,281)	-	(209,000)	114,987	3,750,341

Shares issued for cash	700,000	70	20,930	-	-	-	-	21,000
Shares issued for services	457,143	46	25,954	-	-	-	-	26,000
Shares issued on conversion of notes	130,442,019	13,159	1,574,634	-	-	-	-	1,587,793
Warrants issued for services	-	-	117,925	-	-	-	-	117,925
Beneficial conversion feature	-	-	948,571	-	-	-	-	948,571
Accumulated comprehensive loss	-	-	-	-	-	-	(36,388)	(36,388)
Net loss, 2012	-	-	-	(5,239,185)	-	-		(5,239,185)
Balance, December 31, 2012	267,999,611	26,915	46,569,009	(45,289,466)	-	(209,000)	78,599	1,176,057
						-
Accumulated comprehensive loss	-	-	-	-	-	-	39,864	39,864
Net loss, 2013	-	-	-	(2,907,682)	-	-	-	(2,907,682)
Balance, December 31, 2013	267,999,611	26,915	46,569,009	(48,197,148)	-	(209,000)	118,463	(1,691,761)

Shares cancelled	(100,000)	(10)	10	-	-	-	-	-
Treasury stock	(550,000)	(55)	(208,945)	-	-	209,000	-	-
Shares issued on conversion of notes	12,384,147	1,238	135,347	-	-	-	-	136,585
Accumulated comprehensive loss	-	-	-	-	-	-	67,383	67,383
Net loss, 2014	-	-	-	(3,275,919)	-	-	-	(3,275,919)
Balance, December 31, 2014	279,733,758	28,088	46,495,421	(51,473,067)	-	-	185,846	(4,763,712)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years ended December 31, 2014 and 2013, and
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2014

			For the period
			from May 9, 1996
			(date of inception)
	December 31,	December 31,	through December
	2014	2013	31, 2014
Cash flows from operating activities
Net loss	$(3,275,919)	$(2,907,682)	$(51,473,067)
Net loss from discontinued operations	-	-	302,755
Net loss from continuing operations excluding minority interest	(3,275,919)	(2,907,682)	(51,170,312)
Adjustments for:
Gain on disposal of plant and equipment	-	(14,769)	(14,769)
Depreciation	130,652	127,140	919,872
Amortization of deferred costs	56,000	56,000	447,825
Loss (gain) on sale of investment	-	64,880	(1,078,491)
Net loss from equity investment	1,080,868	1,063,175	4,618,005
Interest on convertible notes payable	-	-	145,060
Shares issued for services	-	-	8,590,071
Warrants and options issued for services	-	-	3,991,090
Amortization of beneficial conversion feature	-	-	2,337,940
Write-down of mineral rights	-	-	3,411,309
Write-down of assets	-	-	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivables	4,046	204,212	(23,297)
Prepaid expenses	29,486	(5,178)	77,898
Accounts payable	(97,839)	28,657	2,262,034
Accrued liabilities	270,928	118,188	944,683
Other	-	-	778,688
Net cash used in operating activities	(1,801,778)	(1,265,377)	(25,153,145)
Cash flows from investing activities
Investments in mineral rights	-	-	(1,920,441)
(Disbursements) proceeds from sale of investment	-	(64,880)	1,099,140
Proceeds on disposal of plant and equipment	-	14,769	14,769
Additional contribution to Sino-Top	-	-	(5,281,795)
Acquisition of plant and equipment	-	-	(1,362,959)
Other	-	-	4,364,090
Net cash used in investing activities	-	(50,111)	(3,087,196)
Cash flows from financing activities
Bank indebtedness	463	-	463
Advances on credit note	-	1,069,279	1,069,279
Proceeds from issuance of common stock and warrants	-	-	18,168,492
Share issuance costs	-	-	(206,686)
Related party payable	181,020	-	1,562,988
Repayments of related party payable		(189,046)	(911,859)
Minority interest	-	-	253,021
Advances on long-term debt	128,880	-	128,880
Promissory note payable	-	-	516,623
Write-down of promissory note payable	-	-	(350,000)
Issuance of convertible notes payable	1,230,218	608,922	7,871,494
Other	-	-	(59,609)
Net cash provided by financing activities	1,540,581	1,489,155	28,043,086
Effect of exchange rate on cash	67,383	39,864	230,378
(Decrease) increase in cash	(193,814)	213,531	33,123
Cash - beginning of year	226,937	13,406	-
Cash - end of year	$33,123	$226,937	$33,123
Supplemental cash flow information (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

1. Nature of Business and Basis of Presentation

Silver Dragon Resources Inc. was incorporated on May 9, 1996 in the State of Delaware and its executive office is in Toronto, Canada. It carries out operations in Canada and China. Silver Dragon Resources Inc. and its subsidiaries (collectively referred to as “Silver Dragon” or the “Company”) are in the exploration stage as defined by Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 915 “Development Stage Entities.”

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

At December 31, 2014, the Company had a working capital deficit of $7,312,054 (December 31, 2013 –$5,622,503), had not yet achieved profitable operations, incurred a net loss of $3,275,919 for the year ended December 31, 2014 (2013 – $2,907,682), has accumulated losses of $51,473,067 since its inception and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations.

Management has been unable to secure additional financing to meet its cash requirements, including ongoing working capital, cash contributions for its equity investment and funds to repay all or certain of its convertible note holders. There is no assurance of additional funding in any form, being available or available on acceptable terms.

In March of 2014, the Company received extensions of its obligations to repay the convertible note holders from a date of March 31, 2014 to June 30, 2014. In addition, the Company had in place forbearance agreements with its convertible note holders. The Company was not able to repay the obligations owing to the convertible note holders on or before the June 30, 2014 deadline and thus is in default. Management continues to have discussions with the convertible debt holders in efforts to establish new deadlines for repayment and/or have them convert some or all of their convertible notes. The convertible note holders continue to have the option to convert all or a portion of their notes, as some have during the current year and subsequent to the year-end. With the trading price at December 31, 2014, the Company did not have sufficient common stock to issue for a conversion of all the outstanding convertible notes.

As management was unable to secure additional financing and/or extend the payoff date for its convertible debt holders, the Company may be forced to further dilute its equity investment or to ultimately file for bankruptcy. Since the dates to make the required contributions for the equity investment have elapsed, the Company’s interest has been diluted to 20%. As a result of the dilution, the Company’s operations may be considered an investment company. The registration requirements for an investment company would be a significant financial and operational burden and is unlikely to be feasible for the Company. As a result of this risk, unless the Company can increase mining operations, it may be required to significantly limit its business activities and dissolve. On October 7, 2014, the Company announced that Sanhe Sino-Top Resources & Technologies Ltd., China, its equity investment, had signed an understanding with Shengda Mining Co., Ltd. (“Shengda”), to be acquired subject to a third party evaluation and all other regulatory approvals and filings. As a result, there is no current effort to raise additional financing for the Company’s equity investment.

In addition, although there had been discussions between the Company and the private investor (“Investor”), there has been no resolution to the treatment of the $1,069,279 advance credit note received from the Investor during the prior year. The Company may be required to return such funds, with or without interest, to the Investor. On September 19, 2014, the Investor filed a complaint to recover $1,014,140 of the advance credit note. The Company has retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, dates for the plaintiff’s answering brief in response the Company’s Motion to Dismiss and the Company’s response to this brief, were proposed by the court. The briefs were filed and subsequent to the year-end on January 7, 2015, the Company filed a counterclaim against the Investor for $120,000,000, seeking damages for failure to meet funding obligations.

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
December 31, 2014 and 2013

3. Summary of Significant Accounting Policies

a) Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Silver Dragon Resources Ltd. (a Canadian corporation) and Silver Dragon Mining De Mexico S.A. de C.V and Silver Dragon Resources de Mexico S.A. de C.V. ( Mexican corporations) . All significant inter-company balances and transactions have been eliminated on consolidation. The Company’s (July 1, 2014 to December 31, 2014-20%; January 1, 2014 to June 30, 2014-40%, 2013-40%) ownership in Sanhe Sino-Top Resources & Technology, Ltd. (a China corporation) (“Sino-Top”) is recorded on the equity basis.

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

The Company has designated its cash as held for trading, which is measured at fair value. Advance credit note, accounts payable, accrued liabilities, promissory and convertible notes payable and related party payables are classified as other liabilities, which are measured at amortized cost, which approximates fair value due to their short-term nature. Related party long-term debt is also classified as other liabilities, which approximates fair value due to its market interest rate. Other receivables are classified as loans and receivables, which are measured at amortized cost, which approximates fair value due to their short-term nature.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

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
December 31, 2014 and 2013

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
December 31, 2014 and 2013

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

l) Stock-based compensation

From time to time the Company grants options and/or warrants to management, directors, employees and consultants. The Company recognizes compensation expense at fair value. Under this method, the fair value of each warrant is estimated on the date of the grant and amortized over the vesting period, with the resulting amortization credited to accumulated paid in capital. The fair value of each grant is determined using the Black-Scholes option-pricing model. Consideration paid upon the exercise of stock options and/or warrants is recorded in equity as share capital.

m) Asset retirement obligations

The Company recognizes liabilities for statutory, contractual or legal obligations associated with the reclamation of mineral properties. Initially, a liability for an asset retirement obligation is recognized at its fair value in the period in which it is incurred and the corresponding asset retirement cost is added to the carrying amount of the related asset. The cost is amortized over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability is adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation. As at December 31, 2014, the Company had not incurred any asset retirement obligations related to the exploration of its mineral properties.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

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

4. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities-Elimination of Certain Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” or ASU 2014-10, which eliminates the definition of a development stage entity, the development stage presentation and disclosure requirements under ASC 915, “Development Stage Entities”, and amends provisions of existing variable interest guidance under ASC 810, “Consolidation”. As a result of the changes, the financial statements of entities which meet the former definition of development stage entity will no longer: (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Furthermore, ASU 2014-10 clarifies disclosures about risks and uncertainties under ASC Topic 275, “Risks and Uncertainties” that apply to companies that have not commenced planned principal activities. Financially, variable interest entity rules no longer contain an exception for development stage entities and, as a result, development stage entities will have to be evaluated for consolidation in the same manner as non-development stage entities. These changes are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein for public companies. Early adoption is permitted for any annual reporting period or interim period for which the entity’s financial statements have not been issued (public business entities) or made available for issuance (other entities). The Company has elected not to early adopt and is currently evaluating the impact of adopting ASU 2014-10, but does not expect there to be any material impact on its financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” or ASU 2014-15, amending FASB Accounting Standards Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. These changes are effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter, and early adoption is permitted. The Company has elected not to early adopt and is currently evaluating the impact of adopting ASU 2014-15, but does not expect there to be any material impact on its financial position, results of operations or cash flows.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

5. Financial Instruments

The carrying value of cash, other receivables, bank indebtedness, advance credit note, accounts payable, accrued liabilities, promissory note payable, convertible notes payable and related party payables approximated their fair value as of December 31, 2014 and December 31, 2013 due to their short-term nature.

Interest and Credit Risk

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from its financial instruments.

Currency Risk

While the reporting currency is the United States Dollar, $99,974 of consolidated expenses for the year ended December 31, 2014 are denominated in Mexican Pesos; and $358,295 of consolidated expenses for the year ended December 31, 2014 are denominated in Canadian Dollars. As at December 31, 2014, $1,195,513 of the net monetary liabilities are denominated in Mexican Pesos; and $249,052 of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Other Receivables

The current balance in other receivables includes commodity taxes receivable in the amount of $16,442 (2013-$3,968).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

7. Plant and Equipment, net

			December 31,	December 31,
		Accumulated	2014	2013
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$37,594	$2,965	$4,221
Office equipment	45,720	36,834	8,886	11,098
Leasehold improvements	381,558	316,093	65,465	192,649
	$467,837	$390,521	$77,316	$207,968

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

8. Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China (“Sino-Top”)

The Company is required to fund its equity share of ongoing operations at Sino Top, whose assets mainly consist of six exploration properties. At a meeting of the board of directors of Sino-Top held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 is RMB171.0 million (approximately $27,548,000) and the Company’s contribution is supposed to be RMB76.0 million (approximately $12,244,000). It was further agreed that the Company’s investment in Sino-Top will be diluted to 20% if it does not make certain contributions by specific dates during the year, with no further required contributions. The required contributions are cumulative amounts and include past contributions which were not made by the Company. The Company was not able to meet the required contributions by the specified dates and after discussions with Sino-Top and attempts to secure financing for the required contributions failed, the Company’s interest has been reduced to 20% on June 30, 2014, the date on which certain other shareholders provided contributions.

On October 7, 2014, the Company announced that its Foreign Co-operative Joint Venture in China, Sino-Top, had signed an understanding with Shengda to be acquired subject to third party evaluation and all other regulatory approvals and filings. Shengda is the majority shareholder of Sino-Top.

	2014	2013
Carrying value of investment at December 31, 2013	$3,680,774	$4,743,949
40% share of net loss for the six month period ended June 30, 2014 (2013-year ended December 31, 2013)	(706,922)	(1,063,175
20% share of net loss for the six month period ended December 31, 2014	(373,946)
Carrying value of investment at December 31, 2014	$2,599,906	$3,680,774

Share of loss for the year ending December 31:

	2014	2013
Exploration expenses	$(870,835)	$(807,877)
General and administrative expenses	(210,033)	(255,298)
Share of loss for the year	$(1,080,868)	$(1,063,175)

Summarized unaudited financial data of Sino-Top for the years ended December 31:

	2014	2013
Revenue	$-	$-
Net loss	$(3,637,035)	$(2,657,938)
Current assets	$3,279,544	$1,217,696
Total assets	$4,334,169	$2,173,338
Current liabilities	$4,301,148	$6,875,663
Total liabilities	$4,301,148	$6,875,663

9. Advance Credit Note

During the prior year’s fourth quarter, the Company received advances on a note, in the amount of $1,069,279, from a private investor. A significant portion of the funds were disbursed before the 2013 year-end, to settle certain outstanding obligations and payables. The Company and the private investor have not resolved definitive agreements, nor has the investor funded the remaining amounts required to complete the initial closing. Due to funding delays by the investor and changes in the investor's offer, the Company’s board of directors had determined not to proceed with the contemplated transaction. The Company was seeking to resolve the treatment of the initial $1,069,279 with the investor, and may be required to return such funds, with or without interest, to the investor.

On September 19, 2014, the Investor filed a complaint in the Court of the Chancery of the State of Delaware (the “Court”), to recover $1,014,140 of the $1,069,279 advanced. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The investor has also named Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and chief executive officer of the Company and the director and chief executive officer of the Company. The Company retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, the Court proposed a date of November 26, 2014 for the plaintiff to file his answering brief in response to this Motion to Dismiss and the Company to file its reply brief to the plaintiff’s answering brief, on or before December 12, 2014. These briefs were filed. As noted under Subsequent Events (note 19(a)), on January 7, 2015, the Company filed a counterclaim as a consequence of its reliance on the Investor advancing the funds which would have resulted in the Company not having its equity investment diluted. This counterclaim, in the amount of $120,000,000, was for damages for failure to meet funding obligations.

10. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 with a carried interest rate of 5% per month, unsecured, with no maturity date. During the year ended December 31, 2014, the Company accrued interest of $99,974 (2013 - $99,974).

11. Related Party Long-Term Debt

The Company has in place an agreement with Sino-Top, who will provide up to RMB1.0 million (approximately $161,000), repayable within two years from date of advance. The debt bears interest at the rate of 12% per annum and is unsecured. Between July 24, 2014 and December 3, 2014, the Company received a total of RMB800,000 ($128,880) in four tranches of RMB200,000 ($32,220). The funds are being used to fund the operations at the Company’s China office.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

12. Convertible Notes Payable

	Secured	Convertible	Convertible
	Convertible	Redeemable	Promissory	Convertible	Total
	Promissory	Notes (b)	Notes (c)	Notes (d)
	Note (a)

Balance, December 31, 2012	$2,130,048	$271,500	$194,084	$93,500	$2,689,132
Interest and other charges	476,392	10	10,010	10	486,422
Issued	122,500	-	-	-	122,500
Balance, December 31, 2013	2,728,940	271,510	204,094	93,510	3,298,054
Conversion of notes for shares	-	-	(28,125)	(108,460)	(136,585)
Interest, penalties and other charges	846,573	105,613	63,082	14,950	1,030,218
Issued	200,000	-	-	-	200,000
Balance, December 31, 2014	$3,775,513	$377,123	$239,051	$-	$4,391,687

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

12. Convertible Notes Payable, continued

(a)

On April 12, 2013, the Company entered into a supplemental letter of agreement with the holder of the convertible note providing, amount other things, that if the Company agrees to pay $2,130,048 by June 30, 2013, such payment would constitute payment in full of any and all obligations due and owing under the secured convertible promissory note.

On June 3, 2013, the Company entered into an Amendment to the original agreements which consist of the note and warrant purchase agreement dated February 15, 2011 with the lender, secured convertible promissory note of the Company in the principal amount of $2,766,500, 10 secured notes in favor of the Company (each, a “Buyer Note”) and a warrant to purchase common stock of the Company. Under the Amendment, the lender agreed to accelerate payment of a portion of the amounts payable to the Company under the tenth Buyer Note. The aggregate amount the lender agreed to accelerate was $120,000 (the “Payoff Amount”), which the parties agreed was satisfaction in full of the aggregate principal amount owing under the tenth Buyer Note of $200,000. The Company and the buyer agreed that the amount, $120,000, once paid to the Company, will become a Conversion Eligible Tranche under the Note in the amount of $220,000 plus interest and other amounts accrued under the Note.

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

In each case, in consideration of the foregoing supplemental letter agreements, the lender agreed, from the date of the letter of agreement through the Payoff Date, to forbear from exercising any right or remedy in respect of the secured convertible promissory note and certain other agreements between the parties, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the Payoff Amount as set forth in the letter of agreement. If the Payoff Amount is not paid by the Payoff Date, the lender’s agreement shall be deemed cancelled.

The Company was not able to make payment on or before June 30, 2014 and continues to be in default of the payment required on this secured convertible promissory note. The lender continues to have the option to convert all or a portion of its secured convertible promissory note into common shares of the Company.

On November 7, 2014, the lender requested the conversion of a portion of their secured convertible promissory note, in the amount of $371,700. The Company was not able to complete the conversion and as a result, has incurred penalties, as stipulated by the agreement between the lender and the Company. During the fourth quarter of 2014, the Company was charged penalties of $505,512, by increasing the amount outstanding on the secured convertible promissory note. The lender continues to charge penalties which accrue at approximately $76,000 per week. In addition, interest on the secured convertible promissory note continues to accrue at an annual rate of 12%, compounded daily.

On November 10, 2014, the Company received $200,000 on a private placement for 4,000,000 shares of the Company. On receipt, the funds were recorded as additional debt from the lender. The private placement was completed subsequent to the year-end, on January 16, 2015, with the issuance of the 4,000,000 shares of the Company (as noted under Subsequent Events, note 19(c)).

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

12. Convertible Notes Payable, continued

(b)

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

In each case, in consideration of the foregoing supplemental lender agreements, the lender agreed, from the date of the letter of agreement through the Payoff Date, to forbear from exercising any right or remedy in respect of the convertible redeemable notes and certain other agreements between the parties,, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the Payoff Amount as set forth in the letter of agreement. If the Payoff Amount is not paid by the Payoff Date, the lender’s agreement shall be deemed cancelled.

The Company was not able to make payment on or before June 30, 2014 and continues to be in default of the payment required on these convertible redeemable notes. The lender continues to have the option to convert all or a portion of its convertible redeemable notes into common shares of the Company. In addition, interest on the convertible redeemable notes continue to accrue at the rate of 24% per annum.

As noted under Subsequent Events (note 19(b)), on January 13, 2015, the lender converted one of their notes, including accrued interest, an amount totaling $ 170,111, for 5,400,352 common shares of the Company. Further, on March 18, 2015, the lender converted a portion of their remaining note, in the amount of $36,000, for 2,057,143 common shares of the Company.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

12. Convertible Notes Payable, continued

(c)

On April 9, 2013, the Company entered into a supplemental letter of agreement with the holder of the convertible promissory notes providing, amount other things, that if the Company agrees to pay $194,084 by June 30, 2013, such payment would constitute payment in full of any and all obligations due and owing under the convertible promissory notes.

On August 7, 2013, the Company and the lender entered into a second supplemental letter of agreement, pursuant to which the lender agreed to extend the Payoff Date to September 30, 2013. In consideration for the extension to the payoff date, the Company agreed to increase the outstanding balance of the convertible promissory notes and other obligations to the lender by $10,000. All other terms and conditions of the original Letter Agreements remain in full force and effect.

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

In each case, in consideration of the foregoing, the lender agreed, from the date of the letter of agreement through the Payoff Date, to forbear from exercising any right or remedy in respect of the convertible promissory notes and certain other agreements between the parties, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the Payoff Amount as set forth in the letter of agreement. If the Payoff Amount is not paid by the Payoff Date, the lender’s agreement shall be deemed cancelled.

The Company was not able to make payment on or before June 30, 2014 and continues to be in default of the required payment on the convertible promissory notes. The lender may impose penalties for non-payment. The lender continues to have the option to convert all or a portion of its convertible promissory notes into common shares of the Company. In addition, no interest is accruing on the remaining convertible promissory notes.

On August 18, 2014, the lender converted a portion of one of their notes, totaling $28,125 for 2,500,000 common shares of the Company.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

12. Convertible Notes Payable, continued

(d)

On April 12, 2013, the Company entered into a supplemental letter of agreement with the holder of the convertible notes providing amount other things, that if the Company agrees to pay $93,500 by June 30, 2013, such payment would constitute payment in full of any and all obligations due and owing under the convertible notes.

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

In each case, in consideration of the foregoing, the lender agreed, from the date of the letter of agreement through the Payoff Date, to forbear from exercising any right or remedy in respect of the convertible notes and certain other agreements between the parties, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the Payoff Amount as set forth in the letter of agreement. If the Payoff Amount is not paid by the Payoff Date, the lender’s agreement shall be deemed cancelled.

The Company was not able to make payment on or before June 30, 2014 and continues to be in default of the required payment on these convertible notes. The lender continues to have the option to convert all or a portion of its convertible notes into common shares of the Company.

From July 22, 2014 to August 20, 2014, the lender converted their notes in full, with accrued interest, a total of $108,460 for 9,884,147 common shares of the Company.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

13. Related Party Transactions and Balances

	December 31, 2014	December 31, 2013
Related party payable, non-interest bearing, due on demand and unsecured.	$181,020	$-

During the year, the Company incurred $324,000 (2013 - $324,000) in management fees paid to Travellers for services as chief executive officer and $48,000 (2013-$72,000) of accrued fees to a director for management services. As at December 31, 2014, unpaid remuneration in the amount of $135,000 (December 31, 2013-$nil) is included in accrued liabilities in relation to the chief executive officer and unpaid remuneration of $120,000 (December 31, 2013-$102,000) in relation to a director for management services is included in accrued liabilities.

During the year, the Company incurred $61,977 (2013-$77,595) in rent paid to a company controlled by a director and officer. Included in prepaid expenses is a rental deposit of $4,409 (December 31, 2013-$4,809). Also included under prepaid expenses as at December 31, 2014, is a prepayment for the chief executive officer’s services paid to Travellers of $nil (December 31, 2013-$30,510).

These transactions were in the normal course of operations and have been recorded at the exchange amounts which the parties believe to be fair value.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

14. Capital Stock

On May 27, 2014, 650,000 shares of the Company, including 550,000 treasury stock, were cancelled, without the return of cash or property. And, during the year, a total of 12,384,147 shares of the Company were issued on the conversion of convertible notes. Refer to note 12(c) and (d).

Warrants

As at December 31, 2014, 2,225,000 warrants were outstanding, having an exercise price between $0.06 per share with an average remaining contractual life of 0.22 years.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2012	13,703,000	$0.36
Expired during the year	(1,468,000)	(0.27)
Balance, December 31, 2013	12,235,000	$0.38
Expired during the year	(10,010,000)	(0.45)
Balance, December 31, 2014	2,225,000	$0.06

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

15. Supplemental Cash Flow Information

Issuance of convertible notes payable

			For the period
			from May 9,
			1996 (date of
			inception) through
	December 31,	December 31,	December 31,
	2014	2013	2014
			(Unaudited)

Issuance of convertible notes payable	$200,000	$122,500	$5,237,500
Cash advances	-	-	1,794,493
Interest and other charges	1,030,218	486,422	1,697,902
Notes receivable	-	-	(4,952,500)
Cash repayments on notes receivable	-	-	2,392,143
Deferred charges	-	-	807,869
Settlement of notes payable and receivable	-	-	894,087
	$1,230,218	$608,922	$7,871,494

16. Income Taxes

The Company’s income tax provision has been calculated as follows:

	2014	2013

Loss before income taxes	$(3,275,919)	$(2,907,682)
Deferred: Expected tax income tax recovery at the combined average statutory rates of 32.32% (2013 – 31.72%)	(1,058,714)	(922,424)
Permanent differences	387,281	383,694
Change in valuation allowance	671,433	538,730
Provision for income taxes	$-	$-

The following summarizes the principal temporary differences and related future tax:

Losses carried forward	$12,531,524	$11,860,091
Valuation allowance	(12,531,524)	(11,860,091)
Deferred income tax asset	$-	$-

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
December 31, 2014 and 2013

16. Income Taxes, continued

The Company’s tax returns have not yet been filed and when they are filed they will be subject to audit and potential penalties and reassessment by taxation authorities. The outcome of the audits cannot be reasonably determined and the potential impact on the consolidated financial statements is not determinable.

17. Commitments and Contingencies

(a)

On December 19, 2011, the Company entered into a three-year lease agreement with a related party for an office, which was amended during the first quarter to commence from June 1, 2012 and end on May 31, 2015. The future minimum commitment under the lease obligations for office premises are as follows:

2015	$24,594

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

(b)	The Company has committed to provide capital contributions to cover expenses proportionate to its equity interest into Sino-Top.

The Company’s Mexican subsidiary was subjected to irregularities that it was seeking to redress. Legal proceedings were heard and decided on an ex parte basis, without notice to the Company that resulted in its Mexican subsidiary losing title to its mineral assets. In December 2010, the Company became aware of this situation, and took steps through the courts in Mexico to redress the situation. It included a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities. On May 22, 2012, the Court ruled against the Constitutional Rights Claim. As a result, we have determined that we will not pursue any further recourse with regard to this matter, and accordingly, we will never recover the Mexican Concessions. Management is considering its options, including whether to incur the costs of dissolving the Mexican subsidiary.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

18. Segmented Information

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

As at December 31, 2014	Corporate	Mexico	China	Total
Equity investment	$-	$-	$2,599,906	$2,599,906
Total assets	$174,713	$-	$2,599,906	$2,774,619

Year ended December 31, 2014	Corporate	Mexico	China	Total
Revenues	$-	$-	$-	$-
Depreciation	$(130,652)	$-	$-	$(130,652)
Loss before income taxes	$(2,095,077)	$(99,974)	$(1,080,868)	$(3,275,919)

As at December 31, 2013	Corporate	Mexico	China	Total
Equity investment	$-	$-	$3,680,774	$3,680,774
Total assets	$588,711	$-	$3,680,774	$4,269,485

Year ended December 31, 2013		Corporate		Mexico	China	Total
Revenues		$-		$-	$-	$-
Depreciation	$	(127,140)		$-	$-	$(127,140)
Loss before income taxes		$(1,744,533)	$	(99,974)	$(1,063,175)	$(2,907,682)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

19. Subsequent Events

(a)

On January 7, 2015, the Company filed a counterclaim to the Investor’s complaint filed on September 19, 2014, as a consequence of its reliance on the Investor advancing the funds which would have resulted in the Company not having its equity investment diluted. The Company has estimated the loss in value of its equity investment at $120,000,000 and filed a counterclaim for the same amount.

(b)

On January 13, 2015, one of the Company’s convertible note holders, Gel Properties, LLC (‘Gel”), converted one of their notes with accrued interest, an amount totaling $170,111 for 5,400,352 shares of the Company. Further, on March 18, 2015, Gel converted a portion of their remaining note, in the amount of $36,000 for 2,057,143 common shares of the Company.

(c)

On January 16, 2015, the Company and one of its convertible note holders, Tonaquint, Inc., completed a private placement initiated on November 10, 2014 for $200,000, with the issuance of 4,000,000 common shares of the Company.