Form 10-Q
period 2015-03-31
Silver Dragon Resources Inc.
filed 2015-05-14
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________ to _____________

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
[   ] Yes [X] No

As of May 14, 2015, there were 290,634,110 shares of common stock outstanding, par value $0.0001.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)INDEX TO FORM 10-Q
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2015
(EXPRESSED IN UNITED STATES FUNDS)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Current assets
Cash	$1,977	$33,123
Other receivables (note 5)	8,497	16,442
Deferred costs-current	27,999	41,999
Prepaid expenses	4,284	5,833
Total current assets	42,757	97,397

Plant and equipment, net (note 6)	44,854	77,316
Equity investment (note 7)	2,549,660	2,599,906

Total assets	$2,637,271	$2,774,619

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank indebtedness	$1,047	$463
Advance credit note (note 8)	1,069,279	1,069,279
Accounts payable	598,418	624,861
Accrued liabilities	1,010,145	975,518
Promissory note payable (note 9)	166,623	166,623
Convertible notes payable (note 11)	4,464,380	4,391,687
Related party payable (note 12)	171,105	181,020
Total current liabilities	7,480,997	7,409,451

Long-term debt (note 10)	129,040	128,880
Total liabilities	7,610,037	7,538,331

Capital stock (note 13)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized (2014 – 300,000,000), 290,634,110 shares issued and outstanding (2014 – 279,733,758 issued and outstanding)	29,178	28,088
Additional paid-in capital	46,900,442	46,495,421
Accumulated deficit	(52,116,937)	(51,473,067)
Accumulated comprehensive income	214,551	185,846
Stockholders’ deficit	(4,972,766)	(4,763,712)

Total liabilities and stockholders’ deficit	$2,637,271	$2,774,619

Going concern (note 2)
Commitments and contingencies (note 15)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three month periods ended March 31, 2015 and 2014
(Unaudited)

	For the three-month periods
	ended

	March 31,	March 31,
	2015	2014

Operating expenses
General and administrative	$187,195	$342,487
Total operating expenses	187,195	342,487
Loss from operations	(187,195)	(342,487)
Other expenses
Interest expense	(406,429)	(104,389)
Net loss on equity investment	(50,246)	(104,575)
Total other expenses	(456,675)	(208,964)
Net loss	(643,870)	(551,451)
Other comprehensive income (loss):
Foreign exchange gain (loss)	28,705	(3,842)
Comprehensive loss	$(615,165)	$(555,293)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	287,741,996	267,999,611

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Stockholders’ Deficit
For the three-month period ended March 31, 2015 and year end December 31, 2014
(Unaudited)

	Common Stock		Additional	Accumulated	Accumulated	Total
	Number of	Amount	Paid-in	Deficit	Comprehensive	Stockholders'
	Shares		Capital		Income	Deficit

		$	$	$	$	$

Balance, December 31, 2014	279,733,758	28,088	46,495,421	(51,473,067)	185,846	(4,763,712)

Shares cancelled	(557,143)	(56)	56
Shares issued on conversion of notes	11,457,495	1,146	404,965	-		406,111
Accumulated comprehensive income	-	-	-	-	28,705	28,705
Net loss, 2015	-	-	-	(643,870)	-	(643,870)
Balance, March 31, 2015	290,634,110	29,178	46,900,442	(52,116,937)	214,551	(4,972,766)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Cash Flows
For the three-month period ended March 31, 2015 and December 31, 2014
(Unaudited)

	March 31,	March 31,
	2015	2014

Cash flows from operating activities
Net loss	$(643,870)	$(551,451)
Adjustments for:
Depreciation	32,462	32,663
Amortization of deferred expenses	14,000	14,000
Net loss from equity investment	50,246	104,575
Interest and other on convertible notes payable	376,804	79,395
Changes in non-cash working capital:
Other receivables	7,945	15,612
Prepaid expenses	1,549	30,692
Accounts payable	(26,443)	(80,468)
Accrued liabilities	34,627	125,209
Net cash used in operating activities	(152,680)	(229,773)
Cash flows from financing activities
Bank indebtedness	584	-
Related party loans payable	(9,915)	9,046
Issuance of convertible notes payable	102,000	-
Advances on long-term debt	160	-
Net cash provided by financing activities	92,829	9,046
Effect of exchange rate on cash	28,705	(3,842)
Decrease in cash	(31,146)	(224,569)
Cash - beginning of period	33,123	226,937
Cash - end of period	$1,977	$2,368

Supplemental cash flow information (note 14)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

1. Nature of Business, Basis of Presentation and Development Stage

Nature of Business and Basis of Presentation

Silver Dragon Resources Inc. was incorporated on May 9, 1996 in the State of Delaware and its executive office is in Toronto, Canada. It is an exploration stage company and carries out operations in Canada and China. The Company’s strategy is to acquire and develop a portfolio of silver properties in proven silver districts globally. To date, the Company has generated no sales and has devoted its efforts primarily to financing, by issuing common shares and convertible debt, and exploring its properties.

The interim condensed consolidated financial statements include the accounts of Silver Dragon Resources Inc., and its wholly-owned subsidiaries, Silver Dragon Resources Ltd. (a Canadian corporation) and Silver Dragon Mining de Mexico S.A. de C.V. and Silver Dragon Resources de Mexico S.A de C.V. (Mexican corporations) (collectively referred to as “Silver Dragon” or the “Company”). All significant inter-company balances and transactions have been eliminated on consolidation. The Company’s 20% ownership in Sanhe Sino-Top Resources and Technology, Ltd. (a China corporation) (“Sino-Top”) is recorded on the equity basis.

The accompanying interim condensed consolidated financial statements of the Company have been prepared following accounting principles generally accepted in the United States (“US GAAP”), and are expressed in United States funds. In the opinion of management, all adjustments necessary for a fair presentation have been included. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended December 31, 2014 filed in the Company’s Annual Report on Form 10-K.

Development Stage

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements to improve financial reporting by reducing cost and complexity associated with the incremental reporting requirements of development stage entities, which includes exploration stage companies. The changes eliminate the need for inception to date reporting and other disclosure requirements. The amendments are effective for annual reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has elected early adoption of these amendments.

2. Going Concern

These interim condensed consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

At March 31, 2015, the Company had a working capital deficit of $7,438,240 (December 31, 2014 – $7,312,054), had not yet achieved profitable operations, incurred a net loss of $643,870 for the three-month period ended March 31, 2015 (2014 – $551,451), had accumulated losses of $52,116,937 since its inception, and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long run dependent upon achieving profitable operations.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

2. Going Concern, continued

Management has been unable to secure additional financing, other than $102,000 raised during the three months ended March 31, 2015, to meet its cash requirements, including ongoing capital, cash contributions for its equity investment and funds to repay all or certain of its convertible note holders. There is no assurance of additional funding in any form being available or available on acceptable terms.

In March of 2014, the Company received extensions of its obligations to repay the convertible note holders from a date of March 31, 2014 to June 30, 2014. In addition, the Company had in place forbearance agreements with its convertible note holders. The Company was not able to repay the obligations owing to the convertible note holders on or before the June 30, 2014 deadline and thus is in default. Management continues to have discussions with the convertible debt holders in efforts to establish new deadlines for repayment and/or have them convert some or all of their convertible notes. The convertible note holders continue to have the option to convert all or a portion of their notes, as some have during the current three month period ended March 31, 2015. With the trading price at March 31, 2015, the Company did not have sufficient common stock to issue for a conversion of all the outstanding convertible notes.

As management was unable to secure additional financing and/or extend the payoff date for its convertible debt holders, the Company may ultimately file for bankruptcy. Since the dates to make the required contributions for the equity investment in the prior year were not met, the Company’s interest was diluted to 20%. As a result of the dilution, the Company’s operations may be considered an investment company. The registration requirements for an investment company would be a significant financial and operational burden and is unlikely to be feasible for the Company. As a result of this risk, unless the Company can increase mining operations, it may be required to significantly limit its business activities and dissolve. On October 7, 2014, the Company announced that Sino-Top, its equity investment, had signed an understanding with Shengda Mining Co., Ltd. (“Shengda”), to be acquired subject to a third party evaluation and all other regulatory approvals and filings. As a result, there is no current effort to raise additional financing for the Company’s equity investment.

In addition, although there had been discussions between the Company and the private investor (“Investor”), there has been no resolution to the treatment of the $1,069,279 advance credit note received from the Investor during the fourth quarter of 2013. The Company may be required to return such funds, with or without interest, to the Investor. On September 19, 2014, the Investor filed a complaint to recover $1,014,140 of the advance credit note. The Company retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, dates for the plaintiff’s answering brief in response to the Company’s Motion to Dismiss and the Company’s response to this brief, were proposed by the court. The briefs were filed. On January 7, 2015, the Company filed a counterclaim against the Investor for $120,000,000, seeking damages for failure to meet funding obligations.

Realization values may be substantially different from carrying values as shown. These interim condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company was unable to continue as a going concern.

3. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the period ended March 31, 2015, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

4. Financial Instruments

The carrying value of cash, other receivables, bank indebtedness, advance credit note, accounts payable, accrued liabilities, promissory note payable, convertible notes payable and related party payable approximated their fair value as of March 31, 2015 and December 31, 2014, due to their short-term nature. The carrying value of the long-term debt approximated its fair value as of March 31, 2015, due to its market interest rate.

Interest and Credit Risk

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from its financial instruments.

Currency Risk

While the reporting currency is the United States Dollar, $24,994 of consolidated expenses for the three-month period ended March 31, 2015, are denominated in Mexican Pesos; and $69,503 of consolidated expenses for the three-month period ended March 31, 2015, are denominated in Canadian Dollars. As at March 31, 2015, $1,207,935 of the net monetary liabilities are denominated in Mexican Pesos; and $228,458 of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

5. Other Receivables

The current balance in other receivables includes commodity taxes receivable of $8,497 (December 31, 2014-$16,442).

6. Plant and Equipment, net

			March 31,	December 31,
		Accumulated	2015	2014
	Cost	depreciation	Net book	Net book
			value	value
Computer hardware	$40,559	$37,816	$2,743	$2,965
Office equipment	45,720	37,278	8,442	8,886
Leasehold improvements	381,558	347,889	33,669	65,465
	$467,837	$422,983	$44,854	$77,316

7. Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China (“Sino-Top”)

The Company owns 20% of Sino-Top, whose assets consist mainly of six exploration properties.

The Company was required to fund its equity share of ongoing operations at Sino Top. At a meeting of the board of directors of Sino-Top held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 was RMB171.0 million (approximately $27,582,000) and the Company’s contribution was RMB76.0 million (approximately $12,259,000). The Company was not able to meet the required contribution, as noted above, by the dates specified by the board of directors of Sino-Top and after discussions with Sino-Top and attempts to secure financing for the required contributions failed, the Company’s interest was reduced to 20% on June 30, 2014, the date on which certain other shareholders provided contributions.

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

7. Equity Investment, continued
March 31,
2015

Carrying value of investment at December 31, 2014	$2.599,906
20% share of net loss for the three-month period ended March 31, 2015	(50,246)
Carrying value of investment at March 31, 2015	$2,549,660

Share of loss for the three-month periods ended March 31:

	2015	2014
Exploration expenses	$(20,121)	$(44,979)
General and administrative expenses	(30,125)	(59,596)
Share of loss for the period at 20% (2014-40%)	$(50,246)	$(104,575)

Summarized unaudited financial data of Sino Top for the three-month periods ended March 31:

	2015	2014
Revenue	$-	$-
Net loss	$(251,230)	$(261,438)
Current assets	$3,048,618	$1,841,105
Total assets	$4,068,878	$2,849,828
Current liabilities	$4,288,457	$7,704,518
Total liabilities	$4,288,457	$7,704,518

8. Advance Credit Note

During the fourth quarter of 2013, the Company received advances on a note, in the amount of $1,069,279, from the Investor. A significant portion of the funds were disbursed before the 2013 year-end, to settle certain outstanding obligations and payables. The Company and the Investor have not resolved definitive agreements, nor has the Investor funded the remaining amounts required to complete the initial closing. Due to funding delays by the Investor and changes in the Investor's offer, the Company’s board of directors had determined not to proceed with the contemplated transaction. The Company was seeking to resolve the treatment of the initial $1,069,279 with the Investor, and may be required to return such funds, with or without interest, to the Investor.

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

9. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 which carried interest rate of 5% per month, unsecured, and no maturity date. During the three-month period ended March 31, 2015, the Company incurred interest of $24,994 (2014 - $24,994).

10. Long-Term Debt

The Company has in place an agreement with Sino-Top, who will provide up to RMB1.0 million (approximately $161,300), repayable within two years from date of advance. The debt bears interest at the rate of 12% per annum and is unsecured. As at March 31, 2015, the Company had received advances totaling RMB800,000 ($129,040). The funds are being used to fund the operations at the Company’s China office.

11. Convertible Notes Payable

	Secured	Convertible	Convertible
	Convertible	Redeemable	Promissory	Convertible	Total
	Promissory	Notes (b)	Notes (c)	Notes (d)
	Note (a)

Balance, December 31, 2014	$3,775,513	$377,123	$239,051	$-	$4,391,687

Issued	-	-	-	102,000	102,000
Conversion of notes for shares	(200,000)	(206,111)	-	-	(406,111)
Interest and other charges	367,471	9,333	-	-	376,804

Balance, March 31, 2015	$3,942,984	$180,345	$239,051	$102,000	$4,464,380

(a)

On April 12, 2013, the Company entered into a supplemental letter of agreement with the holder of the convertible note providing, among other things, that if the Company agrees to pay $2,130,048 by June 30, 2013, such payment would constitute payment in full of any and all obligations due and owing under the secured convertible promissory note.

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

11. Convertible Notes Payable, continued

On August 7, 2013, the Company and the lender entered into a second supplemental letter of agreement, pursuant to which the lender agreed to extend the Payoff Date to September 30, 2013. In consideration for the extension to the payoff date, the Company agreed to increase the outstanding balance of certain notes and other obligations to the lender by $30,000. All other terms and conditions of the original Letter of Agreement remains in full force and effect.

On November 13, 2013, the Company and the lender entered into a third supplemental letter of agreement, pursuant to which the lender agreed to extend the Payoff Date for the secured convertible promissory note from September 30, 2013 to December 31, 2013. All other terms and conditions of the original Letter of Agreement remains in full force and effect.

On March 27, 2014, the Company and the lender agreed to replace reference to the Payoff Amount and accept an amount equal to $2,750,000, so long as such payment was made on or before June 30, 2014. All other terms and conditions of the payoff letter remained in full force and effect.

In each case, in consideration of the foregoing supplemental letter of agreements, the lender agreed, from the date of the letter of agreement through the Payoff Date, to forbear from exercising any right or remedy in respect of the secured convertible promissory note and certain other agreements between the parties, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result of any default or event of default. The parties have also agreed to a mutual release of claims, subject to and effective upon receipt and collection of the Payoff Amount as set forth in the letter of agreement. If the Payoff Amount is not paid by the Payoff Date, the lender’s agreement shall be deemed cancelled.

The Company was not able to make payment on or before June 30, 2014 and continues to be in default of the payment required on this secured convertible promissory note. The lender continues to have the option to convert all or a portion of its secured convertible promissory note into common shares of the Company.

On November 7, 2014, the lender requested the conversion of a portion of their secured convertible promissory note, in the amount of $371,700. The Company was not able to complete the conversion and as a result, has incurred penalties, as stipulated by the agreement between the lender and the Company. During the fourth quarter of 2014, the Company was charged penalties of $505,512, by increasing the amount outstanding on the secured convertible promissory note. The lender continues to charge penalties which accrue at approximately $39,000 per week. In addition, interest on the secured convertible promissory note continues to accrue at an annual rate of 12%, compounded daily.

On November 10, 2014, the Company received $200,000 on a private placement for 4,000,000 common shares of the Company. On receipt, the funds were recorded as additional debt from the lender. On January 16, 2015, 4,000,000 common shares of the Company were issued on the conversion of $200,000 of convertible debt.

During the three months ended March 31, 2015, the lender charged late penalties of $263,907. This included an adjustment by the lender reducing the previous late penalties by $237,888.

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

11. Convertible Notes Payable, continued

On July 30, 2013, the Company and the lender entered into a second supplemental letter of agreement, pursuant to which the lender agreed to extend the Payoff Date to September 30, 2013. In consideration for the extension to the payoff date, the Company agreed to increase the outstanding balance of the convertible redeemable notes and other obligations to the lender by $10. All other terms and conditions of the Letter of Agreements remain in full force and effect.

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

The Company was not able to make payment on or before June 30, 2014 and continues to be in default of the payment required on these convertible redeemable notes. The lender continues to have the option to convert all or a portion of its convertible redeemable notes into common shares of the Company. In addition, interest on the convertible redeemable notes continues to accrue at the rate of 24% per annum.

On January 13, 2015, the lender converted one of their notes, including accrued interest, an amount totaling $ 170,111, for 5,400,352 common shares of the Company. Further, on March 18, 2015, the lender converted a portion of their remaining note, in the amount of $36,000, for 2,057,143 common shares of the Company.

(c)

On April 9, 2013, the Company entered into a supplemental letter of agreement with the holder of the convertible promissory notes providing, among other things, that if the Company agrees to pay $194,084 by June 30, 2013, such payment would constitute payment in full of any and all obligations due and owing under the convertible promissory notes.

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

On November 8, 2013, the Company entered into a third supplemental letter of agreement with the lender, pursuant to which the lender agreed to extend the Payoff Date for the convertible promissory notes owed from September 30, 2013 to March 31, 2014. In consideration for the extension to the payoff date, the Company agreed to increase the outstanding balance of the convertible promissory notes and other obligations to the lender by $10. All other terms and conditions of the original Letter of Agreements remain in full force and effect.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

11. Convertible Notes Payable, continued

On March 25, 2014, the Company and the lender agreed to replace all references to March 31, 2014 in the payoff letter with June 30, 2014. The Company paid the lender $10 in consideration for this extension to the Payoff Date. All other terms and conditions of the payoff letter remained in full force and effect.

In each case, in consideration of the foregoing, the lender agreed, from the date of the letter of agreement through the Payoff Date, to forbear from exercising any right or remedy in respect of the convertible promissory notes and certain other agreements between the parties, including without limitation any right to conversion, right to delivery of shares, right to assignment, purchase right or any remedy arising as the result effective upon receipt and collection of the Payoff Amount as set forth in the letter of agreement. If the Payoff Amount is not paid by the Payoff Date, the lender’s agreement shall be deemed cancelled.

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

(d)

On March 27, 2015, the Company closed a convertible financing agreement in the amount of $102,000. The convertible note bears interest at 8% per annum, due December 31, 2015. The convertible note is convertible at a 40% discount, based on the average of the lowest three trading days for the common shares during the ten trading day period ending on the latest complete trading day prior to the conversion date.

12. Related Party Transactions and Balances

	March 31,	December
	2015	31, 2014
Related party payable, non-interest bearing, due on demand and unsecured.	$171,105	$181,020

During the three-month period ended March 31, 2015, the Company incurred accrued fees of $81,000 (2014 - $81,000) in management fees charged by Travellers, an Ontario Company controlled by a director and officer of the Company, for services as chief executive officer and $nil (2014-$18,000) of accrued fees to a director for management services. As at March 31, 2015, unpaid remuneration in the amount of $162,000 (December 31, 2014-$135,000) is included in accrued liabilities in relation to the chief executive officer and unpaid remuneration of $102,000 (December 31, 2014-$120,000) in relation to a director for management services is included in accrued liabilities.

During the three-month period ended March 31, 2015, the Company incurred $13,799 (2014-$15,508) in rent paid to a company controlled by a director and officer. Included in prepaid expenses is a rental deposit of $4,284 (December 31, 2014-$4,409).

These transactions were in the normal course of operations and have been recorded at the exchange amounts which the parties believe to be fair value.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

13. Capital Stock

Common Stock

During the three months ended March 31, 2015, 557,143 of the Company’s common shares were cancelled and 11,457,495 common shares of the Company were issued on the conversion of convertible notes.

Warrants

As at March 31, 2015, there are no warrants outstanding.

		Weighted
		average
	Number of	exercise
	warrants	price
Balance, December 31, 2014	2,225,000	$0.06
Expired during the three-month period ended March 31, 2015	(2,225,000)	(0.06)
Balance, March 31, 2015	-	$-

14. Supplemental Cash Flow Information

Issuance of convertible notes payable	March 31,	March 31,
	2015	2014
Issuance of convertible notes payable	$102,000	$-
Interest accrued and other charges	376,804	79,395
	$478,804	$79,395

For the three-month period ended March 31, 2015, there were no cash payments for income taxes (2014-$nil) and no cash payments for interest expense (2014-$nil). In addition, the Company converted $406,111 of convertible notes into 11,457,495 common shares.

15. Commitments and Contingencies

(a)

On December 19, 2011, the Company entered into a three year office lease agreement with a company controlled by a director and officer of the Company for office space, which was amended during the first quarter of 2012 to commence from June 1, 2012 and end on May 31, 2015. The future minimum commitments under the lease obligation for office premises are as follows:

2015	$8,998

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
March 31, 2015 and December 31, 2014
(Unaudited)

15. Commitments and Contingencies, continued

(b)

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

16. Segmented Information

As at March 31, 2015	Corporate	Mexico	China	Total
Equity investment	$-	$-	$2,549,660	$2,549,660
Total assets	$87,611	$-	$2,549,660	$2.637,271

Three-month period ended March 31, 2015	Corporate	Mexico	China	Total
Revenues	$-	$-	$-	$-
Depreciation	$(32,462)	$-	$-	$(32,462)
Loss before income tax	$(568,630)	$(24,994)	$(50,246)	$(643,870)

As at December 31, 2014	Corporate	Mexico	China	Total
Equity investment	$-	$-	$2,599,906	$2,599,906
Total assets	$174,713	$-	$2,599,906	$2,774,619

Three-month period ended March 31, 2014	Corporate	Mexico	China	Total
Revenues	$-	$-	$-	$-
Depreciation	$(32,663)	$-	$-	$(32,663)
Loss before income tax	$(421,882)	$(24,994)	$(104,575)	$(551,451)

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

We are a mineral exploration company focused on the exploration of six properties located in the Erbahuo Silver District in Northern China (Inner Mongolia), in which we have a 20% indirect interest by virtue of our equity holdings in Sanhe Sino-Top Resources and Technologies, Ltd. (“Sino-Top’’).

CHINESE PROPERTIES

Overview

By virtue of our 20% equity interest in Sino-Top, we currently have an interest in the following six silver poly-metallic exploration properties owned by Sino-Top, which properties are located in the Erbahuo Silver District in Northern China (Inner Mongolia): Dadi; Laopandao; Aobaotugonao; Shididonggou; Yuanlinzi; and Zhuanxinhu. Prior to June 2, 2012, we also had a 70% interest in Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng”), which owned the Erbahuo property, also located in the Erbahuo Silver District in Northern China (Inner Mongolia).

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

Status of Sino-Top Joint Venture Funding

At the recent Sino-Top board of directors meeting held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 was RMB171.0 million or approximately $27,548,000 and the Company's contribution was RMB76.0 million or approximately $12,244,000. Approximately 85% of the budget was dedicated to exploration activity. The Company's investment in Sino-Top was diluted to 20% on June 30, 2014, as a result of not having made the required contributions on the specified dates. There are no further contributions required by the Company. All amounts approximate the noon exchange rate as reported by the Bank of Canada on May 13, 2015.

With the Company’s interest now diluted, if it may be asserted or determined that the Company is an investment company under the United States Investment Company Act of 1940, as amended, and the Company may be required to file for bankruptcy and dissolve. On October 7, 2014, the Company announced that Sino-Top had signed an understanding with Shengda Mining Co., Ltd (“Shengda”) to be acquired subject to a third party evaluation and all other regulatory approvals and filings. Shengda is the majority shareholder of Sino-Top. Sino-Top is waiting for receipt of the mining license for the Dadi property, which is expected at the end of our second quarter.

Potential Transaction with Investor

In 2013, the Company began to engage in discussions with an investor based in China (the “Investor”), Man Kwan Fong, regarding a potential transaction that, if completed, would have involved the Investor making a secured loan to the Company and taking over control of the management and board of directors (“Board”) of the Company. On November 29 and December 31, 2013, the Company received advances totaling $1,069,279 from the Investor; however, the parties did not resolve definitive agreements, nor did the Investor fund the remaining amounts required to complete the initial closing. Due to funding delays by the Investor and changes in the Investor’s offer, the Board, determined in March 2014 not to proceed with the contemplated transaction. In this report, the Investor generally refers to Man Kwan Fong, an investor based in China; however, the Company believes that the Investor may be coordinating activities with one or more additional investors in China, and therefore, the term Investor is intended to refer to each such person. In the negotiations with the Investor, one of the Investor’s representatives has been Chan King Yuet, who has filed a Schedule 13D/A disclosing that pursuant to a voting agreement she has shared voting power over 23,481,584 shares of our common stock, in addition to sole voting and dispositive power over 150,000 shares of our common stock.

The Investor and the Company had continued to engage in additional discussions regarding the potential for further financing of the Company in order to prevent the dilution of the Company’s 40% interest in Sino-Top. On April 8, 2014, the Investor provided RMB1.0 million or approximately $161,100 to Sino-Top directly, without the prior request or consent of the Company. The treatment of these funds, which remain in Sino-Top’s account as of May 13, 2015, is uncertain. All amounts approximate the noon exchange rate on May 13, 2015, as reported by the Bank of Canada.

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

Due to the cold weather in the field and the lack of funds, the exploration activity has not yet commenced for 2015. Mining license application continued to be in progress. Recently, the environmental impact assessment had passed and we are awaiting approval imminently.

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

  Designed workload: Based on funding availability, designed tunneling of 1000m, vertical shaft construction, mill construction and ore mining.

3.	Mill Construction Plan:

  The overall plan is the completion of the mill construction and equipment installation for Dadi and its supporting projects and conducting a test run in 2015.

  Preliminary assessment and design of tailings pond was completed in the prior year. The completion of the equipment bidding for the mill construction will commence on receipt of the mining license and the receipt of funds.

  The design assessment of electrical transmission and distribution circuits was completed in the prior year.

  The construction work for power lines and substations, mill, tailings pond, water tanks, water pipes leading to the water source, etc., will commence on receipt of the mining license and the receipt of funds.

  The construction projects for the mill equipment storage, offices, boiler room, lab, workshop and transformer station, etc., were conducted in the prior year. The construction work will be completed on receipt of the mining license and the receipt of funds. The equipment installation, (civil engineering and installation work), will be completed on receipt of the mining license and the receipt of funds.

  Test run of the mill and tailings pond will be carried out once the mill construction is completed, expected after receipt of the mining license and the funds.

  The mining license application for Dadi continues to be in progress and is expected early in the third quarter.

Laopandao Property

  Completing the review and filing of the geological report.

  Obtaining the mining license by the end of 2015. Currently, the mining license is still in progress. Sino-Top expects to keep the exploration right of the peripheral mining area when the mining license is obtained. This expectation adds to the timeline for completing the mine license application.

  Upon obtaining the mining license, Sino-Top intends to sell the Laopandao property (assuming an interested buyer).

Aobaotugounao Property

  No investment in this property is planned for 2015.

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

  Drilling during 2014 resulted in the completion of approximately 3,328m (13 holes). Preparations are underway to commence the tunneling project.

2.	Planned workload:
  Based on funding availability, designed tunneling of 500m.

Yuanlinzi Property

1.	Objectives and tasks:

  Further identifying the deeper parts of the original tin bodies I and II with the use of the old data of the 1970’s, recalculating the economic values and identifying the promising anomalies.

  Drilling in 2014 resulted in the completion of approximately 502m (2 holes). No prospecting work has been planned for 2015.

Shididonggou Property

1.	Objectives and tasks:

  Conducting trenching and drilling work to find out the ore-bearing potentials and continuity of major mineralization and verify the geophysical and geochemical anomalies based on last year’s exploration work.

  Drilling in 2014 resulted in the completion of approximately 845m (3 holes).

2.	Planned workload:

No prospecting work has been planned for 2015.

Relocation and Reincorporation

  Sino-Top intends to relocate its office to the Shengda office building in downtown Beijing later in our second quarter and begin the registration process for changing the place of incorporation.

No assurance can be provided that the foregoing plans and objectives will be achieved.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net sales were $nil for both three-month periods ended March 31, 2015 and 2014 as there was no production at any of the properties.

The net loss for the three-month period ended March 31, 2015 was $643,870 compared to $551,451 for the three-month period ended March 31, 2014, an increase of $92,419 primarily as a result of increased interest expense and penalties on the convertible notes of $297,409, offset by a lower net loss on the Company’s equity investment of $54,329 and reduced general and administrative expenses of $155,292.

General and administrative expenses decreased to $187,195 for the three-month period ended March 31, 2015 from $342,487 for the three-month period ended March 31, 2014, primarily as a result of reduced professional fees and management fees. The Company continues to use the services of part-time contractors to carry out accounting and administrative responsibilities.

Total other expenses increased by $248,211 to $456,675 for the three-month period ended March 31, 2015 from $208,464 for the three-month period ended March 31, 2015, primarily as a result of increased interest expense and penalties on the convertible notes, including penalties of $263,907, offset by a lower net loss on the Company’s equity investment of $54,329, as a result of the lower 20% interest in the equity investment, compared to 40% for the three-month period ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for the exploration and acquisition of mining exploration properties, corporate and administrative costs and the payoff of our outstanding debt. At March 31, 2015, we had a working capital deficit of $7,438,240 (December 31, 2014-$7,312,054), cash on hand of $1,977 (December 31, 2014-$33,123) and current debt obligations in the amount of $7,480,997 (December 31, 2014-$7,409,451). To pay our debts and to fund any future operations, we require significant new funds, which we may not be able to obtain. As at March 31, 2015, in addition to the funds we require to liquidate our $7,480,997 in current debt obligations, we estimate that we must raise approximately $750,000 to fund capital requirements and general corporate and administrative costs for the next 12 months. See also above, “Status of Sino-Top Joint Venture Funding” and “Potential Transaction with Investor”.

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

At March 31, 2015, the Company had a working capital deficit of $7,438,240 (December 31, 2014 – $7,312,054), had not yet achieved profitable operations, incurred a net loss of $643,870 for the three-month period ended March 31, 2015 (2014 – $551,451), had accumulated losses of $52,116,937 since its inception, and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long run dependent upon achieving profitable operations.

Management has been unable to secure additional financing, other than the $102,000 raised during the three months ended March 31, 2015, to meet its cash requirements, including ongoing capital and funds to repay all or certain of its convertible debt holders and other creditors. There is no assurance of additional funding in any form, being available or available on acceptable terms.

In March of 2014, the Company received extensions of its obligations to repay the convertible note holders from a date of March 31, 2014 to June 30, 2014. In addition, the Company had in place forbearance agreements with its convertible note holders. The Company was not able to repay the obligations owing to the convertible note holders on or before the June 30, 2014 deadline and thus is in default. Management continues to have discussions with the convertible debt holders in efforts to establish new deadlines for repayment and/or have them convert some or all of their convertible notes. The convertible note holders continue to have the option to convert all or a portion of their notes, as one has during the current three month period ended March 31, 2015. With the trading price at March 31, 2015, the Company did not have sufficient common stock to issue for a conversion of all the outstanding convertible notes.

As management was unable to secure additional financing and/or extend the payoff date for its convertible debt holders, the Company may ultimately file for bankruptcy. Since the dates to make the required contributions for the equity investment in the prior year, were not met, the Company’s interest was diluted to 20%. As a result of the dilution, the Company’s operations may be considered an investment company. The registration requirements for an investment company would be a significant financial and operational burden and is unlikely to be feasible for the Company. As a result of this risk, unless the Company can increase mining operations, it may be required to significantly limit its business activities and dissolve. On October 7, 2014, the Company announced that Sino-Top, its equity investment, had signed an understanding with Shengda Mining Co., Ltd. (“Shengda”), to be acquired subject to a third party evaluation and all other regulatory approvals and filings. As a result, there is no current effort, nor a requirement, to raise additional financing for the Company’s equity investment.

In addition, although there had been discussions between the Company and the Investor, there has been no resolution to the treatment of the $1,069,279 advance credit note received from the Investor during the fourth quarter of 2013. The Company may be required to return such funds, with or without interest, to the Investor. On September 19, 2014, the Investor filed a complaint to recover $1,014,140 of the advance credit note. The Company retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, dates for the plaintiff’s answering brief in response to the Company’s Motion to Dismiss and the Company’s response to this brief, were proposed by the court. The briefs were filed and on January 7, 2015, the Company filed a counterclaim against the Investor for $120,000,000, seeking damages for failure to meet funding obligations.

As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”), we are currently in default on our deferral agreements with three of the four convertible note lenders, as a result of not having repaid our notes on or before June 30, 2014. Management is currently in discussions with the convertible note lenders concerning additional deferrals and/or note conversions. The convertible note lenders continue to have the option of converting all or a portion of their convertible notes. In addition, one or more, may impose penalties. During the three months ended March 31, 2015 and up to the filing of this report, a total of $206,111 in convertible notes, including accrued interest, were converted by GEL Properties, LLC, for 7,457,495 common shares of the Company. In addition, on March 27, 2015, the Company completed a convertible financing arrangement with Vis Veres, a New York corporation, for an amount of $102,000, with an interest rate of 8% per annum, due December 31, 2015. And, on January 16, 2015, the Company issued 4,000,000 common shares of the Company on the conversion of convertible debt in the amount of $200,000 with one of their lenders, Tonaquint, Inc. (an Idaho corporation).

As at March 31, 2015, the total outstanding on the convertible notes, including interest and penalties is $4,464,380.

At the current trading price, the Company does not have sufficient common stock to allow for a conversion of all the remaining outstanding convertible debt.

As discussed above under “Potential Transaction with Investor”, we had received advances of $1,069,279 from the Investor that has demanded the refund of $1,014,140 of such amount. In addition, on April 8, 2014, the Investor provided RMB1.0 million (approximately $161,100) directly to Sino-Top, without the prior request or consent of the Company. The treatment of these funds, which remained in Sino-Top’s account, is uncertain.

We do not have sufficient funds to satisfy the Investor’s demand for a return of the funds. Thus, we face a risk of bankruptcy.

We are also party to the Travellers Facility with Travellers, a company controlled by the Company’s President, Chief Executive Officer and Principal Financial and Accounting Officer, Marc Hazout. Under the Travellers Facility, Travellers has made certain historical loans to or for the benefit of the Company and may in the future make further loans to or for the benefit of the Company.

Such loans are unsecured, due on demand and non-interest bearing. As of the date of this filing, the net amount of loans outstanding under the Travellers Facility was CDN$217,000 or approximately $181,600 with CDN$3,000 or approximately $2,500 repaid on February 20, 2015 and CDN$10,000 or approximately $8,400 advanced on March 2, 2015. All amounts approximate the noon exchange rate as reported by the Bank of Canada on May 13, 2015.

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

We have identified below certain accounting policies that we believe are most important for the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to the Consolidated Financial Statements included in our 2014 Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, Marc Hazout, our chief executive officer and principal financial officer, concluded as of the Evaluation Date, that such disclosure controls and procedures were not effective as of the Evaluation Date. Such conclusions were based on our missing a Form 8-K during the fourth quarter of 2013 and failure to file a Form 8-K, regarding the dilution of our equity investment from 40% to 20%.

Changes in internal controls

There were no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As set forth above, on September 19, 2014, the Investor filed a Complaint in the Court , against the Company to recover the $1,014,140 of the $1,069,279 in funds advanced to the Company. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The Complaint also named as defendants in the action, Travellers and Mr. Hazout.

The Company, Travellers and Mr. Hazout retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, the Court proposed a date of November 26, 2014 for the plaintiff to file his answering brief in response to this Motion to Dismiss and the Company to file its reply brief to the plaintiff’s answering brief, on or before December 12, 2014. These briefs were filed. On January 7, 2015, the Company filed a counterclaim for $120,000,000, seeking damages for failure to meet funding obligations as a consequence of its reliance on the Investor advancing the funds which would have resulted in the Company not having had its equity investment diluted.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in our 2014 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have defaulted under the terms of some or all of our convertible financing arrangements, as disclosed under the heading “Liquidity and Capital Resources” in our 2014 Form 10-K, which discussion is incorporated herein by reference.

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

Dated: May 14, 2015

By: /s/ Marc Hazout
Marc Hazout,
President and Chief Executive Officer
(principal executive, financial and
accounting officer)