Form 10-Q
period 2015-06-30
Silver Dragon Resources Inc.
filed 2015-08-13
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

(416) 223-8500
(Registrant’s telephone number, including area code)\

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
[   ] Yes        [X] No

As of August 12, 2015, there were 293,301,066 shares of common stock outstanding, par value $0.0001.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)INDEX TO FORM 10-Q
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2015
(EXPRESSED IN UNITED STATES FUNDS)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Current assets
Cash	$454	$33,123
Other receivables (note 5)	1,309	16,442
Deferred costs-current	13,999	41,999
Prepaid expenses	4,101	5,833
Total current assets	19,863	97,397

Plant and equipment, net (note 6)	12,390	77,316
Equity investment (note 7)	2,361,656	2,599,906

Total assets	$2,393,909	$2,774,619

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank indebtedness	$34,942	$463
Advance credit note (note 8)	1,069,279	1,069,279
Accounts payable	622,681	624,861
Accrued liabilities	1,095,698	975,518
Promissory note payable (note 9)	166,623	166,623
Convertible notes payable (note 11)	5,076,659	4,391,687
Related party payable (note 12)	173,969	181,020
Total current liabilities	8,239,851	7,409,451

Long-term debt (note 10)	161,300	128,880
Total liabilities	8,401,151	7,538,331

Capital stock (note 13)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized (2014 – 300,000,000), 292,541,692 shares issued and outstanding (2014 – 279,733,758 issued and outstanding)	29,368	28,088
Additional paid-in capital	46,925,252	46,495,421
Accumulated deficit	(53,182,817)	(51,473,067)
Accumulated comprehensive income	220,955	185,846
Stockholders’ deficit	(6,007,242)	(4,763,712)

Total liabilities and stockholders’ deficit	$2,393,909	$2,774,619

Going concern (note 2)
Commitments and contingencies (note 15)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six-month periods ended June 30, 2015 and 2014
(Unaudited)

	For the three-month periods		For the six-month periods
	ended		ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Operating expenses
General and administrative	$211,743	$254,695	$398,938	$597,182
Total operating expenses	211,743	254,695	398,938	597,182
Loss from operations	(211,743)	(254,695)	(398,938)	(597,182)
Other expenses
Interest expense	(666,133)	(278,411)	(1,072,562)	(382,800)
Net loss on equity investment	(188,004)	(601,912)	(238,250)	(706,487)
Total other expenses	(854,137)	(880,323)	(1,310,812)	(1,089,287)
Net loss	(1,065,880)	(1,135,018)	(1,709,750)	(1,686,469)
Other comprehensive income (loss):
Foreign exchange gain (loss)	6,404	(10,482)	35,109	(14,234)
Comprehensive loss	$(1,059,476)	$(1,145,500)	$(1,674,641)	$(1,700,703)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	290,937,750	267,756,754	289,348,701	267,877,512

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Stockholders’ Deficit
For the six-month period ended June 30, 2015 and year end December 31, 2014
(Unaudited)

	Common Stock		Additional	Accumulated	Accumulated	Total
	Number of	Amount	Paid-in	Deficit	Comprehensive	Stockholders'
	Shares		Capital		Income	Deficit

		$	$	$	$	$

Balance, December 31, 2014	279,733,758	28,088	46,495,421	(51,473,067)	185,846	(4,763,712)

Shares cancelled	(557,143)	(56)	56	-----	-	-
Shares issued on conversion of notes	13,365,077	1,336	429,775	-	--	431,111
Accumulated comprehensive income	-	-	-	-	35,109	35,109
Net loss, 2015	-	-	-	(1,709,750)	-	(1,709,750)
Balance, June 30, 2015	292,541,692	29,368	46,925,252	(53,182,817)	220,955	(6,007,242)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Cash Flows
For the six-month period ended June 30, 2015 and 2014
(Unaudited)

	June 30,	June 30,
	2015	2014

Cash flows from operating activities
Net loss	$(1,709,750)	$(1,686,469)
Adjustments for:
Depreciation	64,926	65,326
Amortization of deferred expenses	28,000	28,000
Net loss from equity investment	238,250	706,487
Interest and other on convertible notes payable	1,014,083	-
Changes in non-cash working capital:
Other receivables	15,133	19,035
Prepaid expenses	1,732	30,525
Accounts payable	(2,180)	40,194
Accrued liabilities	120,180	160,393
Net cash used in operating activities	(229,626)	(636,509)
Cash flows from financing activities
Bank indebtedness	34,479	175
Related party loans payable	(7,051)	90,908
Issuance of convertible notes payable	102,000	332,813
Advances on long-term debt	32,420	-
Net cash provided by financing activities	161,848	423,896
Effect of exchange rate on cash	35,109	(14,324)
Decrease in cash	(32,669)	(226,937)
Cash - beginning of period	33,123	226,937
Cash - end of period	$454	$-

Supplemental cash flow information (note 14)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2015 and December 31, 2014
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

At June 30, 2015, the Company had a working capital deficit of $8,219,988 (December 31, 2014 – $7,312,054), had not yet achieved profitable operations, incurred a net loss of $1,709,750 for the six-month period ended June 30, 2015 (2014 – $1,686,469), had accumulated losses of $53,182,817 since its inception, and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long run dependent upon achieving profitable operations.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2015 and December 31, 2014
(Unaudited)

2. Going Concern, continued

Management has been unable to secure additional financing, other than $102,000 raised during the six months ended June 30, 2015, to meet its cash requirements, including ongoing capital and funds to repay all or certain of its convertible note holders. There is no assurance of additional funding in any form being available or available on acceptable terms.

In March of 2014, the Company received extensions of its obligations to repay the convertible note holders from a date of March 31, 2014 to June 30, 2014. In addition, the Company had in place forbearance agreements with its convertible note holders. The Company was not able to repay the obligations owing to the convertible note holders on or before the June 30, 2014 deadline and thus, is in default. Management continues to have discussions with the convertible debt holders in efforts to establish new deadlines for repayment and/or have them convert some or all of their convertible notes. The convertible note holders continue to have the option to convert all or a portion of their notes, as some have during the current six month period ended June 30, 2015 and subsequent to June 30, 2015. With the trading price at June 30, 2015, the Company did not have sufficient common stock to issue for a conversion of all the remaining outstanding convertible notes.

As management was unable to secure additional financing and/or extend the payoff date for its convertible debt holders, the Company may ultimately file for bankruptcy. Since the dates to make the required contributions for the equity investment in the prior year were not met, the Company’s interest was diluted to 20%. On October 7, 2014, the Company announced that Sino-Top, its equity investment, had signed an understanding with Shengda Mining Co., Ltd. (“Shengda”), to be acquired subject to a third party evaluation and all other regulatory approvals and filings. As a result, there is no current effort, nor a requirement, to raise additional financing for the Company’s equity investment. If the transaction with Shengda, to have it acquire our interest in Sino-Top is not completed successfully and if the Company does not increase its mining operations, it may be required to significantly limit its business activities and dissolve.

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

3. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the period ended June 30, 2015, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2015 and December 31, 2014
(Unaudited)

4. Financial Instruments

The carrying value of cash, other receivables, bank indebtedness, advance credit note, accounts payable, accrued liabilities, promissory note payable, convertible notes payable and related party payable approximated their fair value as of June 30, 2015 and December 31, 2014, due to their short-term nature. The carrying value of the long-term debt approximated its fair value as of June 30, 2015, due to its market interest rate and short-term nature.

Interest and Credit Risk

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from its financial instruments.

Currency Risk

While the reporting currency is the United States Dollar, $49,987 of consolidated expenses for the six-month period ended June 30, 2015, are denominated in Mexican Pesos; and $150,762 of consolidated expenses for the six-month period ended June 30, 2015, are denominated in Canadian Dollars. As at June 30, 2015, $1,222,071 of the net monetary liabilities are denominated in Mexican Pesos; and $297,551 of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

5. Other Receivables

The current balance in other receivables includes commodity taxes receivable of $1,309 (December 31, 2014-$16,442).

6. Plant and Equipment, net

			June 30,	December 31,
		Accumulated	2015	2014
	Cost	depreciation	Net book	Net book
			value	value
Computer hardware	$40,559	$38,039	$2,520	$2,965
Office equipment	45,720	37,723	7,997	8,886
Leasehold improvements	381,558	379,685	1,873	65,465
	$467,837	$455,447	$12,390	$77,316

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2015 and December 31, 2014
(Unaudited)

7. Equity Investment, continued

June 30,
2015

Carrying value of investment at December 31, 2014	$2.599,906
20% share of net loss for the six-month period ended June 30, 2015	(238,250)
Carrying value of investment at June 30, 2015	$2,361,656

Share of loss for the six-month periods ended June 30:

	2015	2014
Exploration expenses	$(174,324)	$(571,929)
General and administrative expenses	(63,926)	(134,558)
Share of loss for the period at 20% (2014-40%)	$(238,250)	$(706,487)

Summarized unaudited financial data of Sino Top for the six-month periods ended June 30:

	2015	2014
Revenue	$-	$-
Net loss	$(1,191,250)	$(1,766,218)
Current assets	$3,019,542	$1,604,466
Total assets	$4,006,151	$2,621,664
Current liabilities	$5,168,042	$8,983,603
Total liabilities	$5,168,042	$8,983,603

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

On September 19, 2014, the Investor filed a complaint in the Court of the Chancery of the State of Delaware (the “Court”), to recover $1,014,140 of the $1,069,279 advanced. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The Investor has also named Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and chief executive officer of the Company and the director and chief executive officer of the Company. The Court subsequently accepted the appeals for removal of these two parties from the complaint, on June 3, 2015 for Travellers and on August 6, 2015 for the director and chief executive officer of the Company (see under note 17(c), subsequent events). The Company retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, the Court proposed a date of November 26, 2014 for the plaintiff to file his answering brief in response to this Motion to Dismiss and the Company to file its reply brief to the plaintiff’s answering brief, on or before December 12, 2014. These briefs were filed. On January 7, 2015, the Company filed a counterclaim as a consequence of its reliance on the Investor advancing the funds which would have resulted in the Company not having its equity investment diluted. This counterclaim, in the amount of $120,000,000, was for damages for failure to meet funding obligations.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2015 and December 31, 2014
(Unaudited)

9. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 which carried interest of 5% per month, unsecured, and no maturity date. During the six-month period ended June 30, 2015, the Company incurred interest of $49,987 (2014 - $49,987).

10. Long-Term Debt

The Company has in place an agreement with Sino-Top, who will provide up to RMB1.0 million (approximately $161,300), repayable within two years from date of advance. The debt bears interest at the rate of 12% per annum and is unsecured. As at June 30, 2015, the Company had received advances in full, totaling RMB1,000,000 (approximately $161,300). The funds are being used to fund the operations at the Company’s China office. Included in the interim condensed consolidated statements of operations and comprehensive loss, are interest charges for the six-month period ended June 30, 2015 totaling $8,492 (2014-$nil).

11. Convertible Notes Payable

	Secured	Convertible	Convertible
	Convertible	Redeemable	Promissory	Convertible	Total
	Promissory	Notes (b)	Notes (c)	Notes (d)
	Note (a)

Balance, December 31, 2014	$3,775,513	$377,123	$239,051	$-	$4,391,687

Issued	-	-	-	102,000	102,000
Conversion of notes for shares	(200,000)	(231,111)	-	-	(431,111)
Interest and other charges	1,000,171	11,788	-	2,124	1,014,083

Balance, June 30, 2015	$4,575,684	$157,800	$239,051	$104,124	$5,076,659

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
June 30, 2015 and December 31, 2014
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

During the six months ended June 30, 2015, the lender charged late penalties of $771,278. This included an adjustment by the lender reducing the previous late penalties charged by $237,888.

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
June 30, 2015 and December 31, 2014
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

On January 13, 2015, the lender converted one of their notes, including accrued interest, an amount totaling $170,111, for 5,400,352 common shares of the Company. On March 18, 2015, the lender converted a portion of their remaining note, in the amount of $36,000, for 2,057,143 common shares of the Company.

On June 1, 2015, the lender converted a portion of their remaining note, in the amount of $10,000, for 703,730 common shares of the Company. Further, on June 24, 2015, the lender converted a portion of their remaining note, in the amount of $15,000, for 1,203,852 common shares of the Company.

As noted under note 17(a), subsequent events, on August 5, 2015, the lender converted a portion of their remaining note, in the amount of $12,811, for 759,374 common shares of the Company.

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
June 30, 2015 and December 31, 2014
(Unaudited)

11. Convertible Notes Payable, continued

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

12. Related Party Transactions and Balances

	June 30,	December
	2015	31, 2014
Related party payable, non-interest bearing, due on demand and unsecured.	$173,969	$181,020

During the six-month period ended June 30, 2015, the Company incurred accrued fees of $162,000 (2014 - $162,000) in management fees charged by Travellers, an Ontario Company controlled by a director and officer of the Company, for services as chief executive officer and $nil (2014-$36,000) of accrued fees to a director for management services. As at June 30, 2015, unpaid remuneration in the amount of $243,000 (December 31, 2014-$135,000) is included in accrued liabilities in relation to the chief executive officer and unpaid remuneration of $102,000 (December 31, 2014-$120,000) in relation to a director for management services is included in accrued liabilities.

During the six-month period ended June 30, 2015, the Company incurred $27,726 (2014-$31,218) in rent paid to a company controlled by a director and officer. Included in prepaid expenses is a rental deposit of $4,101 (December 31, 2014-$4,409).

These transactions were in the normal course of operations and have been recorded at the exchange amounts which the parties believe to be fair value.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2015 and December 31, 2014
(Unaudited)

13. Capital Stock

Common Stock

During the six-month period ended June 30, 2015, 557,143 of the Company’s common shares were cancelled and 13,365,077 common shares of the Company were issued on the conversion of convertible notes.

Warrants

As at June 30, 2015, there are no warrants outstanding.

		Weighted
		average
	Number of	exercise
	warrants	price
Balance, December 31, 2014	2,225,000	$0.06
Expired during the six-month period ended June 30, 2015	(2,225,000)	(0.06)
Balance, June 30, 2015	-	$-

14. Supplemental Cash Flow Information

Issuance of convertible notes payable	June 30,	June 30,
	2015	2014
Issuance of convertible notes payable	$102,000	$-
Interest accrued and other charges	1,014,083	332,813
	$1,116,083	$332,813

For the six-month period ended June 30, 2015, there were no cash payments for income taxes (2014-$nil) and no cash payments for interest expense (2014-$nil). In addition, the Company converted $431,111 of convertible notes, including interest, into 13,365,077 common shares.

15. Commitments and Contingencies

(a)

On December 19, 2011, the Company entered into a three year office lease agreement with a company controlled by a director and officer of the Company for office space, which was amended during the first quarter of 2012 to commence from June 1, 2012 and end on May 31, 2015.

The Company has been on a month to month lease arrangement since May 31, 2015.

In addition, the Company is required to pay its proportionate share of realty taxes and certain other occupancy costs under the terms of the lease.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
June 30, 2015 and December 31, 2014
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

16. Segmented Information

As at June 30, 2015	Corporate	Mexico	China	Total
Equity investment	$-	$-	$2,361,656	$2,361,656
Total assets	$32,253	$-	$2,361,656	$2,393,909

Six-month period ended June 30, 2015	Corporate	Mexico	China	Total
Revenues	$-	$-	$-	$-
Depreciation	$(64,926)	$-	$-	$(64,926)
Loss before income tax	$(1,421,513)	$(49,987)	$(238,250)	$(1,709,750)

As at December 31, 2014	Corporate	Mexico	China	Total
Equity investment	$-	$-	$2,599,906	$2,599,906
Total assets	$174,713	$-	$2,599,906	$2,774,619

Six-month period ended June 30, 2014	Corporate	Mexico	China	Total
Revenues	$-	$-	$-	$-
Depreciation	$(65,326)	$-	$-	$(65,326)
Loss before income tax	$(929,995)	$(49,987)	$(706,487)	$(1,686,469)

17. Subsequent Events

a)	On August 5, 2015, a lender converted a portion of their remaining note, in the amount of $12,811, for 759,374 common shares of the Company.

b)

On August 6, 2015, the Company closed a convertible financing arrangement in the amount of $50,000 with Adar Bays, LLC, (a Florida corporation). The convertible note bears interest at 6% per annum and is due August 6, 2016.

c)	On August 6, 2015, the Court accepted the appeal of the director and chief executive officer of the Company, to have his name removed from the complaint filed by the Investor on September 19, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), including statements regarding 2014 plans and objectives and statements regarding potential financing, dilution, change of control, bankruptcy and/or dissolution, or lack thereof, in the future. Forward-looking statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbor processes for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected, including, without limitation, inadequate capital; uncertainty of financing; uncertainty as to whether the understanding to have the Company’s interest in Sanhe Sino-Top Resources and Technologies, Ltd., acquired by Shengda Mining Co., Ltd, will be completed successfully; the risk that we will be subject to litigation or regulatory enforcement actions; the potential that we may be required to, or may elect to, file for bankruptcy and dissolve; and those further risks specified in our annual report on Form 10-K. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

Status of Sino-Top Joint Venture Funding

At the Sino-Top board of directors meeting held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 was RMB171.0 million or approximately $26,779,000 and the Company's contribution was RMB76.0 million or approximately $11,902,000. Approximately 85% of the budget was dedicated to exploration activity. The Company's investment in Sino-Top was diluted to 20% on June 30, 2014, as a result of not having made the required contributions on the specified dates. There are no further contributions required by the Company.

At the recent Sino-Top board of directors meeting held on May 31, 2015, the 2015 budget was finalized. The total budget for 2015 is RMB133,936,700 or approximately $20,974,000. Approximately 80% of the budget is dedicated to exploration activity.

All amounts approximate the noon exchange rate as reported by the Bank of Canada on August 12, 2015.

On October 7, 2014, the Company announced that Sino-Top had signed an understanding with Shengda Mining Co., Ltd (“Shengda”) to be acquired subject to a third party evaluation and all other regulatory approvals and filings. Shengda is the majority shareholder of Sino-Top. Sino-Top is waiting for receipt of the mining license for the Dadi property, which is expected by August 31, 2015.

If the transaction with Shengda, to have it acquire our interest in Sino-Top is not completed successfully and if the Company does not increase its mining operations, it may be required to significantly limit its business activities and dissolve.

Potential Transaction with Investor

In 2013, the Company began to engage in discussions with an investor based in China, Man Kwan Fong, (the “Investor”), regarding a potential transaction that, if completed, would have involved the Investor making a secured loan to the Company and taking over control of the management and board of directors (the “Board”) of the Company. On November 29 and December 31, 2013, the Company received advances totaling $1,069,279 from the Investor; however, the parties did not resolve definitive agreements, nor did the Investor fund the remaining amounts required to complete the initial closing. Due to funding delays by the Investor and changes in the Investor’s offer, the Board, determined in March 2014, not to proceed with the contemplated transaction. In this report, the Investor generally refers to Man Kwan Fong, an investor based in China; however, the Company believes that the Investor may be coordinating activities with one or more additional investors in China, and therefore, the term Investor is intended to refer to each such person. In the negotiations with the Investor, one of the Investor’s representatives has been Chan King Yuet, who has filed a Schedule 13D/A, disclosing that pursuant to a voting agreement she has shared voting power over 23,481,584 shares of our common stock, in addition to sole voting and dispositive power over 150,000 shares of our common stock.

The Investor and the Company had continued to engage in additional discussions regarding the potential for further financing of the Company in order to prevent the dilution of the Company’s 40% interest in Sino-Top. On April 8, 2014, the Investor provided RMB1.0 million or approximately $156,600 to Sino-Top directly, without the prior request or consent of the Company. The treatment of these funds, which remain in Sino-Top’s account as of August 12, 2015, is uncertain. All amounts approximate the noon exchange rate on August 12, 2015, as reported by the Bank of Canada.

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

On September 19, 2014, the Investor filed a complaint (the “Complaint”) in the Court of the Chancery of the State of Delaware (the “Court”), to recover the $1,014,140. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The Investor has also named Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and chief executive officer of the Company and the director and chief executive officer of the Company. The Court subsequently accepted our appeals for removal of these two parties from the complaint, on June 3, 2015 for Travellers and on August 6, 2015 for the director and chief executive officer of the Company. The Company retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, the Court proposed a date of November 26, 2014 for the plaintiff to file his answering brief in response to this Motion to Dismiss and the Company to file its reply brief to the plaintiff’s answering brief, on or before December 12, 2014. The briefs were filed.

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

At present, tunneling and mine development projects are underway at Dadi, with approximately 2,008m of tunneling (including 1,706m adit and 302m ventilation shaft), and 897m3 of mine development (tunnel expansion and consolidation), completed year to date. The total length of the tunnels at Dadi has reached approximately 12 kilometers since tunneling commenced in 2009. In addition, the shaft above the main mining tunnel, with the temporary head frame completed, has progressed to 200m deep and inclined shaft inside adit No.IV has progressed to 110m in total. Mine design and equipment procurement and vertical shaft installation are in progress.

Due to the cold weather in the field and the lack of funds, the exploration activity had not commenced until April 2015. Mining license application continues to be in progress. Recently, the environmental impact assessment report had passed and was received on June 2, 2015.

2015 Program and Capital Budget

At a meeting of the Sino-Top board, held on May 31, 2015, the 2015 exploration and work program was established, as follows:

Dadi Property

1.        Dadi mill and tailings construction:

  Obtaining mining license and safety production permit; accelerating the construction of water and electrical facilities, in order to establish the water, electrical and roads links.

2.        Dadi mining system construction and mining engineering:

  Installing shaft, surface headframe, elevator and auxiliary facilities to ensure the tunneling under the shaft and perfect the dewatering and power facilities.

  Complete sinking of the shaft, 3000m; conducting mining engineering and producing ore for test runs prior to mill construction.

3.        Exploration on Dadi property:

Exploration work runs through the whole mining process. Conduct tunneling (500m) projects on ore bodies III and IV to increase resources for sustainable production.

Laopandao Property

  Obtaining the mining license is still in progress and expected by the end of 2015. Upon obtaining the mining license, Sino- Top intends to sell the Laopandao property (assuming an interested buyer).

Aobaotugounao Property-no exploration activity is planned for 2015.

Zhuanxinhu Property

1.        Objectives and tasks:

  Conduct additional exploration work to define the ore-controlling structure, occurrence and ore-processing parameters, in order to assess whether the property has economic development value. Conduct tunneling and drilling work to control the ore body characteristics; sampling for assessment purposes; and conduct 4 profile surveys to verify the geophysical anomalous zones in the north section.

2.        Planned workload:

  Tunneling 600m; profile survey 3 lines, sampling 1; resulting engineering will depend on tunneling results

Yuanlinzi Property-no exploration activity is planned for 2015.

Shididonggou Property-whether to carry out any exploration work in 2015 is under review.

Relocation and Reincorporation

  Sino-Top has relocated its office to the Shengda office building in downtown Beijing and has begun the registration process for changing the place of incorporation.

No assurance can be provided that the foregoing plans and objectives will be achieved.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net sales were $nil for both six-month periods ended June 30, 2015 and June 30, 2014, as there was no production at any of the properties.

The net loss for the six-month period ended June 30, 2015 was $1,709,750 compared to $1,686,469 for the six-month period ended June 30, 2014, an increase of $23,281, primarily as a result of higher interest expense and penalties on the convertible notes of $689,762, offset by lower general and administrative expenses of $198,244 and a lower net loss on the Company’s equity investment of $468,237.

General and administrative expenses decreased by $198,244 to $398,938 for the six-month period ended June 30, 2015 from $597,182 for the six-month period ended June 30, 2014, primarily, as a result of reduced professional fees, including legal and audit and management fees. The Company continues to employ part-time contractors to carry out accounting and administrative responsibilities.

Total other expenses increased by $221,525 to $1,310,812 for the six-month period ended June 30, 2015 from $1,089,287 for the six-month period ended June 30, 2014, primarily as a result of higher interest expenses and penalties on the convertible notes of $689,762, offset by a lower net loss on the Company’s equity investment of $468,237, as a result of the lower equity interest for the six- month period ended June 30, 2015.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net sales were $nil for both three-month periods ended June 30, 2015 and 2014 as there was no production at any of the properties.

The net loss for the three-month period ended June 30, 2015 was $1,065,880 compared to $1,135,018 for the three-month period ended June 30, 2014, a decrease of $69,138 primarily, as a result of reduced general and administrative expenses of $42,952 and the net loss on equity investment of $413,908, offset by higher interest expense and penalties on the convertible notes of $387,722.

General and administrative expenses decreased to $211,743 for the three-month period ended June 30, 2015 from $254,695 for the three-month period ended June 30, 2014, primarily as a result of reduced professional fees and management fees. The Company continues to use the services of part-time contractors to carry out accounting and administrative responsibilities.

Total other expenses decreased by $26,186 to $854,137 for the three-month period ended June 30, 2015 from $880,323 for the three-month period ended June 30, 2014, primarily as a result of the lower net loss on the Company’s equity investment of $413,908, as a result of the lower equity interest for the three-month period ended June 30, 2015, offset by higher interest expense and penalties on the convertible notes of $387,722.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for the exploration and acquisition of mining exploration properties, corporate and administrative costs and the payoff of our outstanding debt. At June 30, 2015, we had a working capital deficit of $8,219,988 (December 31, 2014-$7,312,054), cash on hand of $454 (December 31, 2014-$33,123) and current debt obligations in the amount of $8,401,151 (December 31, 2014-$7,409,451). To pay our debts and to fund any future operations, we require significant new funds, which we may not be able to obtain. As at June 30, 2015, in addition to the funds we require to liquidate our $8,239,851 in current debt obligations, we estimate that we must raise approximately $750,000 to fund capital requirements and general corporate and administrative costs for the next 12 months. See also above, “Status of Sino-Top Joint Venture Funding” and “Potential Transaction with Investor”.

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

At June 30, 2015, the Company had a working capital deficit of $8,219,988 (December 31, 2014 – $7,312,054), had not yet achieved profitable operations, incurred a net loss of $1,709,750 for the six-month period ended June 30, 2015 (2014 – $1,686,469), had accumulated losses of $53,182,817 since its inception, and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long run dependent upon achieving profitable operations.

Management has been unable to secure additional financing, other than the $102,000 raised during the six months ended June 30, 2015 and a further $50,000 raised on August 6, 2015, to meet its cash requirements, including ongoing capital and funds to repay all or certain of its convertible debt holders and other creditors. There is no assurance of additional funding in any form, being available or available on acceptable terms.

In March of 2014, the Company received extensions of its obligations to repay the convertible note holders from a date of March 31, 2014 to June 30, 2014. In addition, the Company had in place forbearance agreements with its convertible note holders. The Company was not able to repay the obligations owing to the convertible note holders on or before the June 30, 2014 deadline and thus is in default. Management continues to have discussions with the convertible debt holders in efforts to establish new deadlines for repayment and/or have them convert some or all of their convertible notes. The convertible note holders continue to have the option to convert all or a portion of their notes, as one note holder has during the current six-month period ended June 30, 2015 and subsequent to June 30, 2015. With the trading price at June 30, 2015, the Company did not have sufficient common stock to issue for a conversion of all the outstanding convertible notes.

As management was unable to secure additional financing and/or extend the payoff date for its convertible debt holders, the Company may ultimately file for bankruptcy. Since the dates to make the required contributions for the equity investment in the prior year, were not met, the Company’s interest was diluted to 20%. On October 7, 2014, the Company announced that Sino-Top, its equity investment, had signed an understanding with Shengda Mining Co., Ltd. (“Shengda”), to be acquired subject to a third party evaluation and all other regulatory approvals and filings. As a result, there is no current effort, nor a requirement, to raise additional financing for the Company’s equity investment. If the transaction with Shengda, to have it acquire our interest in Sino-Top is not completed successfully and if the Company does not increase its mining operations, it may be required to significantly limit its business activities and dissolve.

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

As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”), we are currently in default on our deferral agreements with three of the four convertible note lenders, as a result of not having repaid our notes on or before June 30, 2014. Management is currently in discussions with the convertible note lenders concerning additional deferrals and/or note conversions. The convertible note lenders continue to have the option of converting all or a portion of their convertible notes. In addition, one or more, may impose penalties. During the six months ended June 30, 2015 and up to the filing of this report, a total of $243,922 in convertible notes, including accrued interest, were converted by GEL Properties, LLC, for 10,124,451 common shares of the Company. On January 16, 2015, the Company issued 4,000,000 common shares of the Company on the conversion of convertible debt in the amount of $200,000 with one of their lenders, Tonaquint, Inc. (a Utah corporation).

In addition, on March 27, 2015, the Company completed a convertible financing arrangement with Vis Veres (a New York corporation), for an amount of $102,000, with an interest rate of 8% per annum, due December 31, 2015. And a further convertible financing arrangement on August 6, 2015, with Adar Bays, LLC (a Florida corporation), for an amount of $50,000, with an interest rate of 6% per annum, due August 6, 2016. As at June 30, 2015, the total outstanding on the convertible notes, including interest and penalties was $5,076,659.

At the current trading price, the Company does not have sufficient common stock to allow for a conversion of all the remaining outstanding convertible debt.

As discussed above under “Potential Transaction with Investor”, we received advances of $1,069,279 from the Investor that has demanded the refund of $1,014,140 of such amount. In addition, on April 8, 2014, the Investor provided RMB1.0 million (approximately $156,600) directly to Sino-Top, without the prior request or consent of the Company. The treatment of these funds, which remains in Sino-Top’s account, is uncertain.

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

Such loans are unsecured, due on demand and non-interest bearing. As of the date of this filing, the net amount of loans outstanding under the Travellers Facility was CDN$193,500 or approximately $149,200 with CDN$3,000 or approximately $2,300 repaid on February 20, 2015, CDN$10,000 or approximately $7,700 advanced on March 2, 2015, CDN$4,000 or approximately $3,100 repaid on July 15, 2015, CDN$16,000 or approximately $12,300 repaid on August 4, 2015 and CDN$3,500 or approximately $2,700 repaid on August 11, 2015. All amounts approximate the noon exchange rate as reported by the Bank of Canada on August 12, 2015.

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

Changes in internal controls

There were no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As set forth above, on September 19, 2014, the Investor filed a Complaint in the Court, against the Company to recover the $1,014,140 of the $1,069,279 in funds advanced to the Company. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The Complaint also named as defendants in the action, Travellers and Mr. Hazout.

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

Travellers and Mr. Hazout are no longer named as defendants under this complaint effective June 3, 2015 and August 6, 2015, respectively, as the appeals have been accepted by the Court.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. Exhibits

1.1	Filing of schedule 13G/A (incorporated by reference to Form SC 13G/A filed with the SEC on January 28, 2015).

1.2	Departure of Director and appointment of new Director (incorporated by reference to Form 8-K filed with the SEC on April 8, 2015).

1.3	Filing of schedule 13G (incorporated by reference to Form SC 13G filed with the SEC on July 31, 2015).

31.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Dated: August 12, 2015

By: /s/ Marc Hazout
Marc Hazout,
President and Chief Executive Officer
(principal executive, financial and accounting officer)