Form 10-K/A
period 2014-12-31
Silver Dragon Resources Inc.
filed 2015-11-02
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Silver Dragon Resources Inc. (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to our annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 27, 2015 (the “Original Filing”) to remove all resource disclosures in compliance with Industry Guide 7. This Amendment contains changes to Part 1-Item 2 (Description of Properties) and Part IV-Item 15 (Exhibits, Financial Statement Schedules).

 In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of the Company’s principal executive officers and principal financial officers are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1. Part IV-Item 15 has not been amended in any respect from the Original Filing, except for the amended text of the aforementioned Exhibits.

No changes have been made to the Original Filing other than to add the information as described above. This Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing on March 27, 2015. The Original Filing has not been amended or updated to reflect events occurring after March 27, 2015, except as specifically set forth in this Amendment.

Part I

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

Dated: November 2, 2015

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc M. Hazout	President and Chief Executive Officer, and	November 2, 2015
Marc M. Hazout	Director (principal executive, financial and accounting officer)

/s/ Charles McAlpine	Director	November 2, 2015
Charles McAlpine