Form 10-Q/A
period 2014-09-30
Silver Dragon Resources Inc.
filed 2015-11-12
CIK 1017290

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

EXPLANATORY NOTE

Silver Dragon Resources Inc. (the “Company” or “Silver Dragon”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 (this “Amendment”) to (i) revise the disclosure in our original Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 (the “Original Form 10-Q”) in order to comply with Industry Guide 7 promulgated by the United States Securities and Exchange Commission (the “SEC”), (ii) include restated financial statements for the period ended September 30, 2014 (the “Financial Restatement”, and the original financial statements included in the Original Form 10-Q being referred to herein as the “Original Financials”), (iii) make corresponding changes to other disclosures, (iv) provide additional disclosures that were required to be disclosed in our Original Form 10-Q, and (v) enhance the overall readability and organization. As a result of the Company’s discovery of the error in the Original Financials, the Company determined that changes were needed to the Original Financials. Specifically, the Original Financial Statements contained an error in connection with the Company’s equity investment, including the following:

•	For the fiscal quarter ended September 30, 2014, the Company held a 20% interest in its equity investment, but incorrectly recorded its share of the loss in equity investment at 40% instead of 20%.

For more information concerning the Financial Restatement, please refer to Note 4 in the financial statements for the fiscal period ended September 30, 2014 included in this Amendment.

In addition, we are including in this Amendment (i) currently dated certifications from our principal executive, financial and accounting officer, as required, in Exhibits 31.1 and 31.2 and (ii) updated signature pages. Except as expressly set forth herein, this Amendment does not otherwise revise or restate the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q.

SILVER DRAGON RESOURCES INC.
INDEX TO FORM 10-Q
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2014
RESTATED
(EXPRESSED IN UNITED STATES FUNDS)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2014	2013
	(Restated note 4)
ASSETS
Current assets
Cash	$13,811	$226,937
Other receivables (note 6)	2,777	20,488
Deferred costs-current	55,999	55,999
Prepaid expenses	4,567	35,319
Total current assets	77,154	338,743

Deferred costs	-	42,000
Plant and equipment, net (note 7)	109,979	207,968
Equity investment (note 8)	2,792,535	3,680,774

Total assets	$2,979,668	$4,269,485

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank indebtedness	$918	$-
Advance credit note (note 9)	1,069,279	1,069,279
Accounts payable	724,951	722,700
Accrued liabilities	969,040	704,590
Promissory note payable (note 10)	166,623	166,623
Convertible notes payable (note 12)	3,576,524	3,298,054
Related party payable (note 13)	155,365	-
Total current liabilities	6,662,700	5,961,246

Long-term debt (note 11)	65,160	-
Total liabilities	6,727,860	5,961,246

Capital stock (note 14)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized (2013 – 300,000,000), 279,733,758 shares issued and outstanding (2013 – 267,999,611 issued and outstanding)	28,088	26,915
Additional paid-in capital	46,495,421	46,569,009
Treasury (nil shares; 2013-550,000 shares)	-	(209,000)
Deficit accumulated during the exploration stage	(50,408,438)	(48,197,148)
Accumulated comprehensive income	136,737	118,463
Stockholders’ deficit	(3,748,192)	(1,691,761)

Total liabilities and stockholders’ deficit	$2,979,668	$4,269,485

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
Cumulative for the period from May 9, 1996 (date of inception) to September 30, 2014
(Unaudited)

					For the
					period from
	For the three-month periods		For the nine-month periods		May 9, 1996
	ended		ended		(date of
					inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013	2014
	(Restated-note		(Restated-note		(Restated-note
	4)		4)		4)
Operating expenses
Exploration	$-	$-	$-	$-	$7,174,048
General and administrative	234,979	135,672	832,161	935,239	31,620,380
Write-off of Mexican assets	-	-	-	-	3,242,039
Total operating expenses	234,979	135,672	832,161	935,239	42,036,467
Loss from operations	(234,979)	(135,672)	(832,161)	(935,239)	(42,036,467)
Other (expenses) income
Gain on disposal of plant and equipment (note 6)	-	-	-	14,769	14,769
Interest expense	(108,090)	(210,200)	(490,890)	(360,187)	(4,022,551)
Interest income	-	-		-	85,553
Loss on settlement	-	-	-	-	(2,195,458)
Net loss on equity investment	(181,752)	(313,916)	(888,239)	(767,228)	(4,425,376)
Forgiveness of debt	-	-	-	-	38,871
Loss on sale of interest in subsidiary	-	-	-	-	1,816,733
(Loss) gain on sale of interest in mining property	-	(64,880)	-	(64,880)	1,078,491
Non-recurring items	-	-	-	-	(713,269)
Total other expenses	(289,842)	(588,996)	(1,379,129)	(1,177,526)	(8,322,237)
Loss before income taxes	(524,821)	(724,668)	(2,211,290)	(2,112,765)	(50,358,704)
Provision for income taxes	-	-	-	-	-
Net loss from continuing operations, after tax	(524,821)	(724,668)	(2,211,290)	(2,112,765)	(50,358,704)
Minority interest	-	-	-	-	253,021
Loss from discontinued operations (net of tax)	-	-	-	-	(302,755)
Net loss	(524,821)	(724,668)	(2,211,290)	(2,112,765)	(50,408,438)
Other comprehensive income (loss):
Foreign exchange gain (loss)	32,598	(3,107)	18,274	2,227	136,737
Comprehensive loss	$(492,223)	$(727,775)	$(2,193,016)	$(2,110,538)	$(50,271,701)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	274,139,927	267,999,611	269,987,923	267,999,611

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Stockholders’ Deficit
For the nine-month period ended September 30, 2014 and year end December 31, 2013
(Unaudited)

	Common Stock		Additional	Deficit	Treasury		Total
	Number of	Amount	Paid-in	Accumulated	Stock	Accumulated	Stockholders'
	Shares	$	Capital	During the	$	Comprehensive	Deficit
			$	Exploration		Income	$
				Stage		$
				$

Balance, December 31, 2013	267,999,611	26,915	46,569,009	(48,197,148)	(209,000)	118,463	(1,691,761)

Shares cancelled	(100,000)	(10)	10	-	-	-	-
Treasury stock	(550,000)	(55)	(208,945)	-	209,000	-	-
Shares issued on conversion of notes	12,384,147	1,238	135,347	-			136,585
Accumulated
comprehensive income	-	-	-	-	-	18,274	18,274
Net loss, 2014	-	-	-	(2,211,290)	-	-	(2,211,290)
Balance, September 30, 2014 (Restated – note 4)	279,733,758	28,088	46,495,421	(50,408,438)	-	136,737	(3,748,192)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2014 and 2013 and
Cumulative for the period from May 9, 1996 (date of inception) to September 30, 2014
(Unaudited)

			For the period
			from May 9, 1996
	September 30,	September 30,	(date of inception) through
	2014	2013	September 30, 2014
	(Restated-note 4)		(Restated-note 4)
Cash flows from operating activities
Net loss	$(2,211,290)	(2,112,765)	$(50,408,438)
Net loss from discontinued operations	-	-	302,755
Net loss from continuing operations excluding minority interest	(2,211,290)	(2,112,765)	(50,105,683)
Adjustments for:
Gain on disposal of plant and equipment	-	(14,769)	(14,769)
Depreciation	97,989	95,338	887,209
Amortization of deferred expenses	42,000	42,000	433,825
Gain on sale of investment	-	64,880	(1,078,491)
Net loss from equity investment	888,239	767,228	4,425,376
Interest on convertible notes payable	-	-	145,060
Shares issued for services	-	-	8,590,071
Warrants and options issued for services	-	-	3,991,090
Amortization of beneficial conversion feature	-	-	2,337,940
Write-down of mineral rights	-	-	3,411,309
Write-down of assets	-	-	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivables	17,711	179,329	(9,632)
Prepaid expenses	30,752	25,176	79,164
Accounts payable	2,251	64,683	2,362,124
Accrued liabilities	264,450	365,606	938,205
Other	-	-	778,688
Net cash used in operating activities	(867,898)	(523,294)	(24,219,265)
Cash flows from investing activities
Investments in mineral rights	-	-	(1,920,441)
Proceeds from sale of investment	-	(64,880)	1,099,140
Proceeds on disposal of plant and equipment	-	14,769	14,769
Additional contribution to Sino-Top	-	-	(5,281,795)
Acquisition of plant and equipment	-	10,675	(1,362,959)
Other	-	-	4,364,090
Net cash used in investing activities	-	(39,436)	(3,087,196)
Cash flows from financing activities
Advances on credit note	-	-	1,069,279
Bank indebtedness	918	-	918
Proceeds from issuance of common stock and warrants	-	-	18,168,492
Share issuance costs	-	-	(206,686)
Related party loans payable	155,365	161,927	1,537,333
Repayments of related party payables	-	-	(911,859)
Minority interest	-	-	253,021
Promissory note payable	-	-	516,623
Write-down of promissory note payable	-	-	(350,000)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2014 and 2013 and
Cumulative for the period from May 9, 1996 (date of inception) to September 30, 2014
(Unaudited)

			For the period
			from May 9, 1996
	September 30,	September 30,	(date of inception) through
	2014	2013	September 30, 2014
	(Restated-note 4)		(Restated-note 4)

Issuance of convertible notes payable	415,055	407,706	7,056,331
Advances on long-term debt	65,160	-	65,160
Other	-	-	(59,609)
Net cash provided by financing activities	636,498	569,633	27,139,003
Effect of exchange rate on cash	18,274	2,227	181,269
(Decrease) increase in cash	(213,126)	9,130	13,811
Cash - beginning of period	226,937	13,406	-
Cash - end of period	$13,811	$22,536	$13,811

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

At September 30, 2014, the Company had a working capital deficit of $6,585,546 (December 31, 2013 – $5,622,503), had not yet achieved profitable operations, incurred a net loss of $2,211,290 for the nine-month period ended September 30, 2014 (2013 – $2,112,765), had accumulated losses of $50,408,438 since its inception, and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long run dependent upon achieving profitable operations.

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

2. Going Concern and Exploration Stage Activities, continued

As management was unable to secure additional financing and/or extend the payoff date for its convertible debt holders, the Company may be forced to further dilute its equity investment or to ultimately file for bankruptcy. Since the dates to make the required contributions for the equity investment have elapsed, the Company’s interest has been diluted to 20%. Subsequent to September 30, 2014, the Company announced that Sino-Top, its equity investment, had signed an understanding with Shengda Mining Co., Ltd. (“Shengda”), to be acquired subject to a third party evaluation and all other regulatory approvals and filings. As a result, there is no current effort made to raise additional financing for its equity investment.

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

4. Restatement Correction of an Error

For the three months ended September 30, 2014, the Company incorrectly included 40% of its share of the losses of its equity investment, instead of 20%. The change in equity interest was effective June 30, 2014.

The following schedules summarize the impact of the restatement:

Interim Condensed Consolidated Balance Sheets

	September 30,		September 30,
	2014		2014
	As Previously		As
	Reported	Adjustment	Restated
	$	$	$

Equity investment	2,610,784	181,751	2,792,535
Total assets	2,797,917	181,751	2,979,668

Deficit accumulated during the exploration stage	(50,590,189)	181,751	(50,408,438)
Stockholders' deficit	(3,929,943)	181,751	(3,748,192)
Total liabilities and stockholders' deficit	2,797,917	181,751	2,979,668

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

4. Restatement Correction of an Error, continued

Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

							For the period
	For the three-month period ended			For the nine-month period ended			from May 9, 1996
							(date of inception) to
	September 30,		September 30,	September 30,		September 30,	September 30,
	2014		2014	2014		2014	2014
	As Previously		As	As Previously		As	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated	Restated
	$	$	$	$	$	$	$

Net loss on equity investment	(363,503)	181,751	(181,752)	(1,069,990)	181,751	(888,239)	(4,425,376)
Total other expenses	(471,593)	181,751	(289,842)	(1,560,880)	181,751	(1,379,129)	(8,322,237)
Loss before income taxes	(706,572)	181,751	(524,821)	(2,393,041)	181,751	(2,211,290)	(50,358,704)
Net loss from continuing operations, after tax	(706,572)	181,751	(524,821)	(2,393,041)	181,751	(2,211,290)	(50,358,704)
Net loss	(706,572)	181,751	(524,821)	(2,393,041)	181,751	(2,211,290)	(50,408,438)
Comprehensive loss	(673,974)	181,751	(492,223)	(2,374,767)	181,751	(2,193,016)	(50,271,701)

Interim Condensed Consolidated Statements of Cash Flows

				For the period from
				May 9, 1996(date of
				inception) through to
	September 30,		September 30,	September 30,
	2014		2014	2014
	As Previously		As	As
	Reported	Adjustment	Restated	Restated
	$	$	$	$

Cash flows from operating activities
Net loss	(2,393,041)	181,751	(2,211,290)	(50,408,438)
Net loss from continuing operations excluding minority interest	(2,393,041)	181,751	(2,211,290)	(50,105,683)
Adjustments for:
Net loss from equity investment	1,069,990	181,751	888,239	4,425,376

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

7. Plant and Equipment, net

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

8. Equity Investment, continued

The Company is required to fund its share of operations at Sino-Top. At a meeting of the board of directors for Sino-Top held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 is RMB171.0 million (approximately $27,856,000) and the Company’s contribution is RMB76.0 million (approximately $12,380,000). It was further agreed that the Company’s investment in Sino-Top will be diluted to 20% if it does not make a contribution of RMB50.0 million (approximately $8,145,000) by April 8, 2014 (extended to April 15, 2014) and a further contribution of RMB26.0 million (approximately $4,235,000) by June 15, 2014, with no further required contributions. These required contributions are cumulative amounts and include past contributions which were not made by the Company. The Company was not able to meet the required contributions by the specified dates and after discussions with Sino-Top and attempts to secure financing for the required contributions failed, the Company’s interest had been reduced to 20% on June 30, 2014, the date on which certain other shareholders provided contributions. The change in equity interest would have to be approved by the Ministry of Commerce as a result of registration through the Administration of Industry and Commerce.

Refer to note 17 (a), Subsequent Events, for the announcement of an understanding signed for the sale of Sino-Top, subject to a third party evaluation and all other regulatory approvals and filings.

September 30, 2014
(Restated-note 4)

Carrying value of investment at December 31, 2013	$3,680,774
40% share of net loss for the six-month period ended June 30, 2014	(706,487)
20% share of net loss for the three-month period ended September 30, 2014	(181,752)
Carrying value of investment at September 30, 2014	$2,792,535

Share of loss for the nine-month periods ended September 30:

	2014	2013
	(Restated-note 4)
Exploration expenses	$(715,725)	$(582,867)
General and administrative expenses	(172,514)	(184,361)
Share of loss for the period	$(888,239)	$(767,228)

Summarized unaudited financial data of Sino Top for the nine-month periods ended September 30:

	2014	2013
Revenue	$-	$-
Net loss	$(2,674,976)	$(1,918,070)
Current assets	$4,273,644	$1,306,535
Total assets	$5,333,806	$2,011,955
Current liabilities	$4,336,456	$5,898,497
Total liabilities	$4,336,456	$5,898,497

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

9. Advance Credit Note, continued

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

11. Long-Term Debt

The Company has in place an agreement with Sino-Top, who will provide up to RMB1.0 million (approximately $163,000), repayable within two years from date of advance. The debt bears interest at the rate of 12% per annum and is unsecured. During the nine-month period ended September 30, 2014, the Company received a total of RMB400,000 (approximately $65,000) in two tranches of RMB200,000 (approximately $32,500), on July 24, 2014 and September 18, 2014, respectively. The funds are being used to fund the operations at the Company’s China office. Refer to note 17 (b), Subsequent Events, for details on a further advance of RMB200,000 (approximately $32,700).

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
September 30, 2014 and 2013
(Unaudited)

12. Convertible Notes Payable, continued

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

(b)

On November 8, 2013, the Company entered into a third letter supplemental letter of agreement with the lender pursuant to which the lender agreed to extend the Payoff Date for the convertible redeemable notes owed from September 30, 2013 to March 31, 2014. All other terms and conditions of the original Letter of Agreement remain in full force and effect On March 25, 2014, the Company and the lender agreed to replace all references to March 31, 2014 in the payoff letter with June 30, 2014. The Company paid the lender $10 in consideration for this extension to the Payoff Date. All other terms and conditions of the payoff letter remained in full force and effect.

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
September 30, 2014 and 2013
(Unaudited)

12. Convertible Notes Payable, continued

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

13. Related Party Transactions and Balances

	September 30,	December 31,
	2014	2013
Related party payable, non-interest bearing, due on demand and unsecured.	$155,365	$-

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
September 30, 2014 and 2013
(Unaudited)

13. Related Party Transactions and Balances, continued

These transactions were in the normal course of operations and have been recorded at the exchange amounts which the parties believe to be fair value.

14. Capital Stock

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

15. Supplemental Cash Flow Information

			For the period
			from May 9,
Issuance of convertible notes payable	September 30,	September 30,	1996(date of
			inception)
	2014	2013	through
			September 30,
			2014
Issuance of convertible notes payable	$-	$122,500	$5,037,500
Cash advances	-	-	1,794,493
Interest accrued and other charges	415,055	285,206	1,082,739
Notes receivable	-	-	(4,952,500)
Cash repayments on notes receivable	-	-	2,392,143
Deferred charges	-	-	807,869
Settlement of notes payable and receivable	-	-	894,087
	$415,055	$407,706	$7,056,331

For the nine-month period ended September 30, 2014, there were no cash payments for income taxes (2013-$nil) and no cash payments for interest expense (2013-$nil). In addition, the Company converted $136,585 of convertible notes payable into 12,384,147 common shares as disclosed under note 14.

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

16. Commitments and Contingencies, continued

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

17. Subsequent Events

(a)

On October 7, 2014, the Company announced that its Foreign Cooperative Joint Venture in China, Sino-Top, has signed an understanding with Shengda Mining Co., Ltd (“Shengda”) to be acquired subject to a third party evaluation and all other regulatory approvals and filings. Shengda is the majority shareholder of Sino-Top.

(b)	On November 4, 2014, the Company received a further advance of RMB200,000 (approximately $32,700) from Sino-Top for the Company’s operations in its China office.

18. Segmented Information

As at September 30, 2014 (Restated-note 4)	Corporate		Mexico	China	Total
Equity investment	$-	$	- $	2,792,535	$2,792,535
Total assets	$187,133	$	- $	2,792,535	$2,979,668

Nine-month period ended September 30, 2014 (Restated- note 4)	Corporate	Mexico	China	Total
Revenues	$-	$-	$-	$-
Depreciation	$(97,989)	$-	$-	$(97,989)
Loss before income tax	$(1,248,070)	$(74,981)	$(888,239)	$(2,211,290)

As at December 31, 2013	Corporate		Mexico	China	Total
Equity investment	$-	$	- $	3,680,774	$3,680,774
Total assets	$588,711	$	- $	3,680,774	$4,269,485

Nine-month period ended September 30, 2013	Corporate	Mexico	China	Total
Revenues	$-	$-	$-	$-
Depreciation	$(95,338)	$-	$-	$(95,338)
Loss before income tax	$(1,270,556)	$(74,981)	$(767,228)	$(2,112,765)

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

CHINESE PROPERTIES
Overview

By virtue of our 20% equity interest in Sino-Top Resources & Technologies, Ltd. (“Sino-Top”), we currently have an interest in the following six silver poly-metallic exploration properties owned by Sino-Top, which properties are located in the Erbahuo Silver District in Northern China (Inner Mongolia): Dadi; Laopandao; Aobaotugonao; Shididonggou; Yuanlinzi; and Zhuanxinhu. Prior to July 5, 2012, we also had a 70% interest in Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng”), which owned the Erbahuo property, also located in the Erbahuo Silver District in Northern China (Inner Mongolia).

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

Status of Sino-Top Joint Venture Funding

At the recent Sino-Top board of directors meeting held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 is RMB171.0 million or approximately $27,907,000 and the Company's contribution is RMB76.0 million or approximately $12,403,000. Approximately 85% of the budget is dedicated to exploration activity. The Company's investment in Sino-Top would was diluted to 20% as a result of not having made a contribution of RMB50.0 million or $8,160,000 by April 8, 2014 (on April 1, the Company was granted an extension from April 8, 2014 until April 15, 2014) and a further contribution of RMB26.0 million or $4,243,000 by June 15, 2014, with no further required contributions. These are cumulative amounts and include past contributions which were not made by the Company. All amounts approximate the noon exchange rate as reported by the Bank of Canada on November 12, 2014.

The Company was not able to meet the deadlines and had been in discussions with Sino-Top and the private investor (the “Investor”) (noted below), to satisfactorily make its required contributions, but, without success.

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

•

Mineralization zone I is located in the central part of the property and is approximately 1000m long with widths ranging from 5m to 60m and with a 310° to 340° strike. Within mineralization zone I, five mineralized bodies are identified. The largest is mineralized body I, which is 350m long, 2.8m wide, and its dip extension reaches 350m.

•

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

•

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

•

Surface drill holes control mineralized body II in the range of 400m along its strike with dipping depths ranging from 130m to 430m. The true thickness of mineralized body II at depth is from 2.9m to 22m, discovered by drilling. The thickest part (20.8m) is discovered by drill hole ZK0801, which is located at exploration line 8.

•

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

•	Mineralization zone V is located between mineralization zones I and II. It is 200m long and consists of 10 mineralized bodies.

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

•	Completing the construction projects for the mill equipment storage, offices, boiler room, lab, workshop, roads, and transformer station, etc., before the end of the year;

•	Conducting equipment installation beginning in August (civil engineering and installation work done at the same time) and completing and debugging the installation before the end of the year;

•	Conducting test run of the mill and tailings pond and make necessary modifications in 2015.

4.	Completing the Dadi mining license application work before the end of 2014.

Laopandao Property

•	Completing the review and filing of the geological report.

•	Obtaining the mining license by the end of 2014. Currently in the stage of mining area delimination.

•	Upon obtaining the mining license, Sino-Top intends to sell the Laopandao property (assuming an interested buyer).

Aobaotugounao Property

•	No investment in this property is planned for 2014.

•	Sino-Top intends to sell the Aobaotugounao property (assuming an interested buyer).

Zhuanxinhu Property

1.	Objectives and tasks:

•

Conducting drilling work to control the strike and dip of ore body I based on work completed in 2013; conducting other exploration work to understand its ore-controlling structure and find new mineralization zones; conducting drilling and tunneling work to increase the mineralization zones; studying ore-processing parameters and economic values.

•	Drilling currently in progress with approximately 3,328m (13 holes) completed, year to date. Preparations are underway to commence the tunneling project.

2.	Planned workload:

•

Drilling (geologic) 4,000m, tunneling 500m, geophysical prospecting 6.24 km2, 1 metallurgical test sample, 500 general assays, hydrological drilling 1,000m, hydrological-engineering-environmental investigation 6km2, and trenching 2,000m3.

Yuanlinzi Property

1.	Objectives and tasks:

•	Further identifying the deeper parts of the original tin bodies I and II with the use of the old data of the 1970’s, recalculating the economic values and identifying the promising anomalies.

•	A total of 502m of drilling (2 holes) has been completed during the current year.

2.	Planned workload:

•	1:2000 topographical survey over 1.25 km2, 1:2000 geological survey 1.25 km2, trenching, 2,000 m3, drilling 1,500m and 300 general assays.

•

Shididonggou Property

1.	Objectives and tasks:

•	Conducting trenching and drilling work to find out the ore-bearing potentials and continuity of major mineralization and verify the geophysical and geochemical anomalies based on last year’s exploration work.

•	A total of 845m of drilling (3 holes) has been completed during the current year.

•

2.	Planned workload:

•	1:2000 topographical survey over 3.11 km2, 1:2000 geological survey over 3.11 km2, trenching 2,000 m3, 5 geophysical profiles, drilling 1,500m, and 500 general assays.

•

Relocation and Reincorporation

•	Sino-Top relocated to Keshiketeng County, Inner Mongolia and the registration process for changing the place of incorporation will be completed by the end of 2014.

No assurance can be provided that the foregoing plans and objectives will be achieved.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net sales were $nil for both nine-month periods ended September 30, 2014 and September 30, 2013, as there was no production at any of the properties.

The net loss for the nine-month period ended September 30, 2014 was $2,211,290 compared to $2,112,765 for the nine-month period ended September 30, 2013, an increase of $98,525 primarily as a result of a higher net loss on the Company’s equity investment of $121,011, increased interest expense on the convertible notes of $129,849, offset by reduced general and administrative expenses of $103,078.

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

Total other expenses increased by $201,603 to $1,379,129 for the nine-month period ended September 30, 2014 from $1,177,526 for the nine-month period ended September 30, 2013, primarily as a result of a higher net loss on the Company’s equity investment of $121,011, additional interest expense of $129,849 on the convertible notes, offset by the absence of the loss on sale of interest in mining property of $64,880, incurred in the prior period.

The net loss on equity investment increased by $121,011, as noted above, primarily due to the increase in exploration activity.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net sales were $nil for both of the three-month periods ended September 30, 2014 and September 30, 2013, as there was no production at any of the properties.

The net loss for the three-month period ended September 30, 2014 was $524,821 compared to $724,668 for the three-month period ended September 30, 2013, a decrease of $199,847, primarily due to reduced interest expense of $102,964 on the convertible notes, the absence of the loss on sale of interest in mining property of $64,880 and a lower net loss on the equity investment of $132,164, offset by higher general and administrative expenses of $99,307.

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

Total other expenses decreased by $299,154 to $289,842 in the three-month period ended September 30, 2014 from $588,996 in the three-month period ended September 30, 2013, primarily as a result of a lower interest expense on the convertible notes resulting from the conversion of certain notes in the amount of $102,964, the absence of the loss on sale of interest in mining property incurred in the prior period of $64,880 and a lower net loss on the Company’s equity investment of $132,164.

The net loss on equity investment decreased by $132,164, as noted above, primarily due to a reduction in exploration activity.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for the exploration and acquisition of mining exploration properties, corporate and administrative costs and the payoff of our outstanding debt. At September 30, 2014, we had a working capital deficit of $6,585,546 (December 31, 2013-$5,622,503), cash on hand of $13,811 (December 31, 2013-$226,937) and current debt obligations in the amount of $6,662,700 (December 31, 2013-$5,961,246). To pay our debts and to fund any future operations, we require significant new funds, which we may not be able to obtain. As at September 30, 2014, in addition to the funds we require to liquidate our $6,662,700 in current debt obligations,, we estimate that we must raise approximately $1,200,000 million to fund capital requirements and general corporate and administrative costs for the next 12 months. See also above, “Status of Sino-Top Joint Venture Funding” and “Potential Transaction with Investor”. All amounts denominated in RMB’s are based on the noon exchange rate as reported by the Bank of Canada on November 12, 2014.

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

At September 30, 2014, the Company had a working capital deficit of $6,662,700 (December 31, 2013 – $5,622,503), had not yet achieved profitable operations, incurred a net loss of $2,211,290 for the nine-month period ended September 30, 2014 (2013 – $2,112,765), had accumulated losses of $50,408,438 since its inception, and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long run dependent upon achieving profitable operations.

Management has been unable to secure additional financing to meet its cash requirements, including ongoing capital and funds to repay all or certain of its convertible debt holders. There is no assurance of additional funding in any form, being available or available on acceptable terms.

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

As management was unable to secure additional financing and/or extend the payoff date for its convertible debt holders, the Company may be forced to further dilute its equity investment or to ultimately file for bankruptcy. Since the dates to make the required contributions for the equity investment have elapsed, the Company’s interest has been diluted to 20%. On October 7, 2014, the Company announced that Sino-Top, its equity investment, had signed an understanding with Shengda Mining Co., Ltd. (“Shengda”), to be acquired subject to a third party evaluation and all other regulatory approvals and filings. As a result, there is no current effort made to raise additional financing for its equity investment.

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

Dated: November 12, 2015

By: /s/ Marc Hazout
Marc Hazout,
President and Chief Executive Officer
(principal executive, financial and accounting officer)