Form 10-Q
period 2015-09-30
Silver Dragon Resources Inc.
filed 2015-11-13
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________to _____________

ommission File Number: 0-29657

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
[  ] Yes     [X] No

As of November 13, 2015, there were 299,802,647 shares of common stock outstanding, par value $0.0001.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY) INDEX TO FORM 10-Q
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015

(EXPRESSED IN UNITED STATES FUNDS)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Current assets
Cash	$395	$33,123
Other receivables (note 5)	15,165	16,442
Deferred costs-current	-	41,999
Prepaid expenses	3,819	5,833
Total current assets	19,379	97,397

Plant and equipment, net (note 6)	9,852	77,316
Equity investment (note 7)	2,298,819	2,599,906

Total assets	$2,328,050	$2,774,619

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank indebtedness	$42,551	$463
Advance credit note (note 8)	1,069,279	1,069,279
Accounts payable	726,039	624,861
Accrued liabilities	1,108,192	975,518
Promissory note payable (note 9)	166,623	166,623
Convertible notes payable (note 11)	5,785,363	4,391,687
Related party payable (note 12)	145,587	181,020
Current portion of long-term debt (note 10)	62,920	-
Total current liabilities	9,106,554	7,409,451

Long-term debt (note 10)	94,380	128,880
Total liabilities	9,200,934	7,538,331

Capital stock (note 13)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized (2014 – 300,000,000), 293,301,066 shares issued and outstanding (2014 – 279,733,758 issued and outstanding)	29,444	28,088
Additional paid-in capital	46,937,987	46,495,421
Accumulated deficit	(54,126,735)	(51,473,067)
Accumulated comprehensive income	286,420	185,846
Stockholders’ deficit	(6,872,884)	(4,763,712)

Total liabilities and stockholders’ deficit	$2,328,050	$2,774,619

Going concern (note 2)
Commitments and contingencies (note 15)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and month-month periods ended September 30, 2015 and 2014
(Unaudited)

	For the three-month periods		For the nine-month periods
	ended		ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Operating expenses
General and administrative	$179,827	$234,979	$578,765	$832,161
Total operating expenses	179,827	234,979	578,765	832,161
Loss from operations	(179,827)	(234,979)	(578,765)	(832,161)
Other expenses
Interest expense	(701,254)	(108,090)	(1,773,816)	(490,890)
Net loss on equity investment	(62,837)	(181,752)	(301,087)	(888,239)
Total other expenses	(764,091)	(289,842)	(2,074,903)	(1,379,129)
Net loss	(943,918)	(524,821)	(2,653,668)	(2,211,290)
Other comprehensive income :
Foreign exchange gain	65,465	32,598	100,574	18,274
Comprehensive loss	$(878,453)	$(492,223)	$(2,553,094)	$(2,193,016)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	293,003,920	274,139,927	290,580,496	269,987,923

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Stockholders’ Deficit
For the nine-month period ended September 30, 2015 and year end December 31, 2014
(Unaudited)

	Common Stock		Additional	Accumulated	Accumulated	Total
	Number of	Amount	Paid-in	Deficit	Comprehensive	Stockholders'
	Shares		Capital		Income	Deficit

		$	$	$	$	$

Balance, December 31, 2014	279,733,758	28,088	46,495,421	(51,473,067)	185,846	(4,763,712)

Shares cancelled	(557,143)	(56)	56	-	-	-
Shares issued on conversion of notes	14,124,451	1,412	442,510	-	-	443,922
Accumulated comprehensive income	-	-	-	-	100,574	100,574
Net loss, 2015	-	-	-	(2,653,668)	-	(2,653,668)
Balance, September 30, 2015	293,301,066	29,444	46,937,987	(54,126,735)	286,420	(6,872,884)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Interim Condensed Consolidated Statements of Cash Flows
For the nine-month period ended September 30, 2015 and 2014
(Unaudited)

	September 30,	September 30,
	2015	2014

Cash flows from operating activities
Net loss	$(2,653,668)	$(2,211,290)
Adjustments for:
Depreciation	67,464	97,989
Amortization of deferred expenses	41,999	42,000
Net loss from equity investment	301,087	888,239
Interest and other on convertible notes payable	1,685,598	-
Changes in non-cash working capital:
Other receivables	1,277	17,711
Prepaid expenses	2,014	30,752
Accounts payable	101,178	2,251
Accrued liabilities	132,674	264,450
Net cash used in operating activities	(320,377)	(867,898)
Cash flows from financing activities
Bank indebtedness	42,088	918
Related party loans payable	(35,433)	155,365
Issuance of convertible notes payable	152,000	415,055
Advances on long-term debt	28,420	65,160
Net cash provided by financing activities	187,075	636,498
Effect of exchange rate on cash	100,574	18,274
Decrease in cash	(32,728)	(213,126)
Cash - beginning of period	33,123	226,937
Cash - end of period	$395	$13,811

Supplemental cash flow information (note 14)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2015 and December 31, 2014
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

At September 30, 2015, the Company had a working capital deficit of $9,087,175 (December 31, 2014 – $7,312,054), had not yet achieved profitable operations, incurred a net loss of $2,653,668 for the nine-month period ended September 30, 2015 (2014 – $2,211,290), had accumulated losses of $54,126,735 since its inception, and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long run dependent upon achieving profitable operations.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

2. Going Concern, continued

Management has been unable to secure additional financing, other than $152,000 raised during the nine months ended September 30, 2015, to meet its cash requirements, including ongoing capital and funds to repay all or certain of its convertible note holders. There is no assurance of additional funding in any form being available or available on acceptable terms.

In March of 2014, the Company received extensions of its obligations to repay the convertible note holders from a date of March 31, 2014 to June 30, 2014. In addition, the Company had in place forbearance agreements with its convertible note holders. The Company was not able to repay the obligations owing to the convertible note holders on or before the June 30, 2014 deadline and thus, is in default. Management continues to have discussions with the convertible debt holders in efforts to establish new deadlines for repayment and/or have them convert some or all of their convertible notes. The convertible note holders continue to have the option to convert all or a portion of their notes, as some have during the current nine month period ended September 30, 2015 and subsequently. With the trading price at September 30, 2015, the Company did not have sufficient common stock to issue for a conversion of all the remaining outstanding convertible notes.

As management was unable to secure additional financing and/or extend the payoff date for its convertible debt holders, the Company may ultimately file for bankruptcy. Since the dates to make the required contributions for the equity investment in the prior year were not met, the Company’s interest was diluted to 20%. On October 7, 2014, the Company announced that Sino-Top, its equity investment, had signed an understanding with Shengda Mining Co., Ltd. (“Shengda”), to be acquired subject to a third party evaluation and all other regulatory approvals and filings. As a result, there is no current effort, nor a requirement, to raise additional financing for the Company’s equity investment. Subsequent to September 30, 2015, on October 21, 2015, the Company signed a transaction memorandum with Shengda, to receive cash consideration for its equity interest in Sino-Top. Shengda agreed to advance RMB5.0 million or approximately $786,000 in two installments for certain transaction costs and for general corporate purposes. The first installment of RMB2.5 million or approximately $393,000 has been received. The second installment of RMB2.5 million or approximately $393,000 will be received upon receipt of the third party valuation expected prior to year-end. If the transaction with Shengda, to have it acquire the Company’s interest in Sino-Top is not completed successfully and if the Company does not increase its mining operations, it may be required to significantly limit its business activities and/or dissolve.

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

3. Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the period ended September 30, 2015, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

4. Financial Instruments

The carrying value of cash, other receivables, bank indebtedness, advance credit note, accounts payable, accrued liabilities, promissory note payable, convertible notes payable, related party payable and the current portion of long-term debt approximated their fair value as of September 30, 2015 and December 31, 2014, due to their short-term nature. The carrying value of the long-term debt approximated its fair value as of September 30, 2015, due to its market interest rate.

Interest and Credit Risk

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from its financial instruments.

Currency Risk

While the reporting currency is the United States Dollar, $74,981 of consolidated expenses for the nine-month period ended September 30, 2015, are denominated in Mexican Pesos; and $218,658 of consolidated expenses for the nine-month period ended September 30, 2015, are denominated in Canadian Dollars. As at September 30, 2015, $1,221,351 of the net monetary liabilities are denominated in Mexican Pesos; and $270,760 of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

5. Other Receivables

The current balance in other receivables includes commodity taxes receivable of $15,165 (December 31, 2014-$16,442).

6. Plant and Equipment, net

			September 30,	December 31,
		Accumulated	2015	2014
	Cost	depreciation	Net book	Net book
			value	value
Computer hardware	$40,559	$38,261	$2,298	$2,965
Office equipment	45,720	38,166	7,554	8,886
Leasehold improvements	381,558	381,558	-	65,465
	$467,837	$457,985	$9,852	$77,316

7. Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China (“Sino-Top”)

The Company owns 20% of Sino-Top, whose assets consist mainly of six exploration properties.

The Company was required to fund its equity share of ongoing operations at Sino Top. At a meeting of the board of directors of Sino-Top held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 was RMB171.0 million (approximately $26,898,000) and the Company’s contribution was RMB76.0 million (approximately $11,955,000). The Company was not able to meet the required contribution, as noted above, by the dates specified by the board of directors of Sino-Top and after discussions with Sino-Top and attempts to secure financing for the required contributions failed, the Company’s interest was reduced to 20% on June 30, 2014, the date on which certain other shareholders provided contributions.

On October 7, 2014, the Company announced that its Foreign Co-operative Joint Venture in China, Sino-Top, had signed an understanding with Shengda to be acquired subject to third party evaluation and all other regulatory approvals and filings. Shengda is the majority shareholder of Sino-Top.

As noted under note 17(c), subsequent events, the Company signed a transaction memorandum with Shengda on October 21, 2015.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

7. Equity Investment, continued

September 30,
2015

Carrying value of investment at December 31, 2014	$2,599,906
20% share of net loss for the nine-month period ended September 30, 2015	(301,087)
Carrying value of investment at September 30, 2015	$2,298,819

Share of loss for the nine-month periods ended September 30:

	2015	2014
Exploration expenses	$(200,859)	$(715,725)
General and administrative expenses	(100,228)	(172,514)
Share of loss for the period at 20% (2014-20%/40%)	$(301,087)	$(888,239)

Summarized unaudited financial data of Sino Top for the nine-month periods ended September 30:

	2015	2014
Revenue	$-	$-
Net loss	$(1,505,435)	$(2,674,976)
Current assets	$10,228,395	$4,273,644
Total assets	$11,257,170	$5,333,806
Current liabilities	$5,625,535	$4,336,456
Total liabilities	$5,625,535	$4,336,456

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

On September 19, 2014, the Investor filed a complaint in the Court of the Chancery of the State of Delaware (the “Court”), to recover $1,014,140 of the $1,069,279 advanced. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The Investor has also named two additional parties, Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and chief executive officer of the Company and the director and chief executive officer of the Company. The Court subsequently accepted the appeals for removal of these two parties from the complaint, on June 3, 2015 for Travellers and on August 6, 2015 for the director and chief executive officer of the Company. The Company retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, the Court proposed a date of November 26, 2014 for the plaintiff to file his answering brief in response to this Motion to Dismiss and the Company to file its reply brief to the plaintiff’s answering brief, on or before December 12, 2014. These briefs were filed. On January 7, 2015, the Company filed a counterclaim as a consequence of its reliance on the Investor advancing the funds which would have resulted in the Company not having its equity investment diluted. This counterclaim, in the amount of $120,000,000, was for damages for failure to meet funding obligations.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

9. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 which carried interest of 5% per month, unsecured, and no maturity date. During the nine-month period ended September 30, 2015, the Company incurred interest of $74,981 (2014 - $74,981).

10. Long-Term Debt

The Company has in place an agreement with Sino-Top, who will provide up to RMB1.0 million (approximately $157,300), repayable within two years from date of advance. The debt bears interest at the rate of 12% per annum and is unsecured. As at September 30, 2015, the Company had received advances in full, totaling RMB1,000,000 (approximately $157,300). The funds are being used to fund the operations at the Company’s China office. Included in the interim condensed consolidated statements of operations and comprehensive loss, are interest charges for the nine-month period ended September 30, 2015 totaling $13,237 (2014-$853).

	2015	2014
Long-term debt	$157,300	$128,880
Less current portion	(62,920)	-
Total long-term debt	$94,380	$128,880

11. Convertible Notes Payable

	Secured	Convertible	Convertible		Convertible
	Convertible	Redeemable	Promissory	Convertible	Redeemable	Total
	Promissory	Notes (b)	Notes (c)	Notes (d)	Note (e)
	Note (a)

Balance, December 31, 2014	$3,775,513	$377,123	$239,051	$-	$-	$4,391,687

Issued	-	-	-	102,000	50,000	152,000
Conversion of notes for shares	(200,000)	(243,922)	-	-	-	(443,922)
Interest and other charges	1,659,631	21,334	-	4,181	452	1,685,598

Balance, September 30, 2015	$5,235,144	$154,535	$239,051	$106,181	$50,452	$5,785,363

(a)

On April 12, 2013, the Company entered into a supplemental letter of agreement with the holder of the convertible note providing, among other things, that if the Company agrees to pay $2,130,048 by June 30, 2013, such payment would constitute payment in full of any and all obligations due and owing under the secured convertible promissory note.

On June 3, 2013, the Company entered into an Amendment to the original agreements which consist of the note and warrant purchase agreement dated February 15, 2011 with the lender, secured convertible promissory note of the Company in the rincipal amount of $2,766,500, 10 secured notes in favor of the Company (each, a “Buyer Note”) and a warrant to purchase common stock of the Company. Under the Amendment, the lender agreed to accelerate payment of a portion of the amounts payable to the Company under the tenth Buyer Note. The aggregate amount the lender agreed to accelerate was $120,000 (the “Payoff Amount”), which the parties agreed was satisfaction in full of the aggregate principal amount owing under the tenth Buyer Note of $200,000. The Company and the buyer agreed that the amount, $120,000, once paid to the Company, will become a Conversion Eligible Tranche under the Note in the amount of $220,000 plus interest and other amounts accrued under the Note.

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
September 30, 2015 and December 31, 2014
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

During the nine months ended September 30, 2015, the lender charged late penalties of $1,284,224. This included an adjustment by the lender reducing the previous late penalties charged by $237,888.

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
September 30, 2015 and December 31, 2014
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
September 30, 2015 and December 31, 2014
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

(d)

On March 27, 2015, the Company closed a convertible financing agreement in the amount of $102,000. The convertible note bears interest at 8% per annum, due December 31, 2015. The convertible note is convertible at a 40% discount, based on the average of the lowest three trading days for the common shares of the Company during the ten trading day period ending on the latest complete trading day prior to the conversion date.

As noted under note 17(a) and (b), subsequent events, the lender converted a portion of their note, in two conversions, totaling $45,000, for 6,501,581 common shares of the Company.

(e)

On August 6, 2015, the Company closed a convertible financing agreement in the amount of $50,000. The convertible redeemable note bears interest at 6% per annum, due August 6, 2016. The convertible redeemable note is convertible, no earlier than six months after closing, at 70% of the lowest bid price for the common shares of the Company during the four days prior to and including the date of conversion.

12. Related Party Transactions and Balances

	September 30,	December 31,
	2015	2014
Related party payable, non-interest bearing, due on demand and unsecured.	$145,587	$181,020

During the nine-month period ended September 30, 2015, the Company incurred accrued fees of $243,000 (2014 - $243,000) in management fees charged by Travellers, an Ontario Company controlled by a director and officer of the Company, for services as chief executive officer and $nil (2014-$48,000) of accrued fees to a director for management services. As at September 30, 2015, unpaid remuneration in the amount of $108,000 (December 31, 2014-$nil) is included in accounts payable and $216,000 (December 31, 2014-$135,000) is included in accrued liabilities in relation to the chief executive officer and unpaid remuneration of $102,000 (December 31, 2014-$120,000) in relation to a director for management services is included in accrued liabilities.

During the nine-month period ended September 30, 2015, the Company incurred $40,764 ($51,356 Canadian) (2014-$46,945; $51,356 Canadian) in rent paid to a company controlled by a director and officer of the Company. Included in prepaid expenses is a rental deposit of $3,819 (December 31, 2014-$4,409).

These transactions were in the normal course of operations and have been recorded at the exchange amounts which the parties believe to be fair value.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

13. Capital Stock

Common Stock

During the nine-month period ended September 30, 2015, 557,143 of the Company’s common shares were cancelled and 14,124,451 common shares of the Company were issued on the conversion of convertible notes.

Warrants

As at September 30, 2015, there are no warrants outstanding.

		Weighted
		average
	Number of	exercise
	warrants	price
Balance, December 31, 2014	2,225,000	$0.06
Expired during the nine-month period ended September 30, 2015	(2,225,000)	(0.06)
Balance, September 30, 2015	-	$-

14. Supplemental Cash Flow Information

Issuance of convertible notes payable	September 30,	September 30,
	2015	2014
Issuance of convertible notes payable	$152,000	$-
Interest accrued and other charges	1,685,598	332,813
	$1,837,598	$332,813

For the nine-month period ended September 30, 2015, there were no cash payments for income taxes (2014-$nil) and no cash payments for interest expense (2014-$nil). In addition, the Company converted $443,922 of convertible notes, including interest, into 14,124,451 common shares.

15. Commitments and Contingencies

(a)

The Company’s Mexican subsidiary was subjected to irregularities that it was seeking to redress. Legal proceedings were heard and decided on an ex parte basis, without notice to the Company that resulted in its Mexican subsidiary losing title to its mineral assets. In December 2010, the Company became aware of this situation, and took steps through the courts in Mexico to redress the situation. It included a Constitutional Rights Claim before the Federal Court in the City of Durango, premised on procedural irregularities. On May 22, 2012, the Court ruled against the Constitutional Rights Claim. As a result, the Company determined that it will not pursue any further recourse with regard to this matter, and accordingly, will never recover the Mexican Concessions. Management continues to consider its options of whether to incur the costs of dissolving the Mexican subsidiary.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Interim Condensed Consolidated Financial Statements
September 30, 2015 and December 31, 2014
(Unaudited)

16. Segmented Information

As at September 30, 2015	Corporate		Mexico	China	Total
Equity investment	$-	$	- $	2,298,819	$2,298,819
Total assets	$29,231	$	- $	2,298,819	$2,328,050

Nine-month period ended September 30, 2015	Corporate	Mexico	China	Total
Revenues	$-	$-	$-	$-
Depreciation	$(67,464)	$-	$-	$(67,464)
Loss before income tax	$(2,277,600)	$(74,981)	$(301,087)	$(2,653,668)

As at December 31, 2014	Corporate		Mexico	China	Total
Equity investment	$-	$	- $	2,599,906	$2,599,906
Total assets	$174,713	$	- $	2,599,906	$2,774,619

Nine-month period ended September 30, 2014	Corporate	Mexico	China	Total
Revenues	$-	$-	$-	$-
Depreciation	$(97,989)	$-	$-	$(97,989)
Loss before income tax	$(1,248,070)	$(74,981)	$(888,239)	$(2,211,290)

17. Subsequent Events

a)	On October 1, 2015, a lender converted a portion of their note in the amount of $20,000, for 3,076,923 common shares of the Company.

b)	On October 5, 2015, this same lender converted a portion of their note in the amount of $25,000, for 3,424,658 common shares of the Company.

c)

On October 21, 2015, the Company signed a transaction memorandum with Shengda, to receive cash consideration for its equity interest in Sino-Top. Shengda agreed to advance RMB5.0 million or approximately $786,000 in two installments for certain transaction costs and for general corporate purposes. The first installment of RMB2.5 million or approximately $393,000 has been received. The second installment of RMB2.5 million or approximately $393,000 will be received upon receipt of the third party valuation, expected prior to year-end.

d)
On November 11, 2015, the Company entered into a three year office lease agreement with a Company controlled by a director and officer of the Company for office space commencing January 1, 2016 through to December 31, 2018. The monthly basic rent will be $4,480 ($6,000 Canadian) and the Company will be required to pay the first and last month's rent totaling $8,960 ($12,000 Canadian), upon signing.

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

Status of Sino-Top Joint Venture Funding

At the Sino-Top board of directors meeting held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 was RMB171.0 million or approximately $26,847,000 and the Company's contribution was RMB76.0 million or approximately $11,932,000. Approximately 85% of the budget was dedicated to exploration activity. The Company's investment in Sino-Top was diluted to 20% on June 30, 2014, as a result of not having made the required contributions on the specified dates. There are no further contributions required by the Company.

At the recent Sino-Top board of directors meeting held on May 31, 2015, the 2015 budget was finalized. The total budget for 2015 is RMB133,936,700 or approximately $21,028,000. Approximately 80% of the budget is dedicated to exploration activity.

All amounts approximate the noon exchange rate as reported by the Bank of Canada on November 12, 2015.

On October 7, 2014, the Company announced that Sino-Top had signed an understanding with Shengda Mining Co., Ltd (“Shengda”) to be acquired subject to a third party valuation and all other regulatory approvals and filings. Shengda is the majority shareholder of Sino-Top. On September 24, 2015, Sino-Top received the mining license for the Dadi property.

On October 21, 2015, the Company signed a transaction memorandum with Shengda, agreeing to cash consideration for the Company’s equity interest in Sino-Top. Shengda agreed to provide the Company with a total of RMB5.0 million or approximately $786,000 in two installments for certain transaction costs and for general corporate purposes. The first installment of RMB2.5 million or approximately $393,000 has been received. The second installment of RMB2.5 million or approximately $393,000, will be received upon receipt of the third party valuation expected prior to year-end.

If the transaction with Shengda, to have it acquire the Company’s interest in Sino-Top is not completed successfully and if the Company does not increase its mining operations, it may be required to significantly limit its business activities and/or dissolve.

Potential Transaction with Investor

In 2013, the Company began to engage in discussions with an investor based in China, Man Kwan Fong, (the “Investor”), regarding a potential transaction that, if completed, would have involved the Investor making a secured loan to the Company and taking over control of the management and board of directors (the “Board”) of the Company. On November 29 and December 31, 2013, the Company received advances totaling $1,069,279 from the Investor; however, the parties did not resolve definitive agreements, nor did the Investor fund the remaining amounts required to complete the initial closing. Due to funding delays by the Investor and changes in the Investor’s offer, the Board, determined in March 2014, not to proceed with the contemplated transaction. In this report, the Investor generally refers to Man Kwan Fong, an investor based in China; however, the Company believes that the Investor may be coordinating activities with one or more additional investors in China, and therefore, the term Investor is intended to refer to each such person. In the negotiations with the Investor, one of the Investor’s representatives has been Chan King Yuet, who has filed a Schedule 13D/A, disclosing that pursuant to a voting agreement she has shared voting power over 160,358,598 shares of our common stock, in addition to sole voting and dispositive power over 150,000 shares of our common stock.

The Investor and the Company had continued to engage in additional discussions regarding the potential for further financing of the Company in order to prevent the dilution of the Company’s 40% interest in Sino-Top. On April 8, 2014, the Investor provided RMB1.0 million or approximately $157,000 to Sino-Top directly, without the prior request or consent of the Company. The treatment of these funds, which remain in Sino-Top’s account as of November 12, 2015, is uncertain. All amounts approximate the noon exchange rate on November 12, 2015, as reported by the Bank of Canada.

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

On September 19, 2014, the Investor filed a complaint (the “Complaint”) in the Court of the Chancery of the State of Delaware (the “Court”), to recover the $1,014,140. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The Investor has also named two additional parties, Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and chief executive officer of the Company and the director and chief executive officer of the Company. The Court subsequently accepted our appeals for removal of these two parties from the complaint, on June 3, 2015 for Travellers and on August 6, 2015 for the director and chief executive officer of the Company. The Company retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, the Court proposed a date of November 26, 2014 for the plaintiff to file his answering brief in response to this Motion to Dismiss and the Company to file its reply brief to the plaintiff’s answering brief, on or before December 12, 2014. The briefs were filed.

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

•

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

At present, tunneling and mine development projects have been completed at Dadi, with approximately 390m of tunneling (including 240m adit and 150m ventilation shaft) completed in 2015. In addition, the shaft above the main mining tunnel, with the temporary head frame completed, has progressed to 200m deep and the inclined shaft inside adit No.IV has progressed to 110m in total. Preliminary design of the mill and tailings pond has been completed. Preliminary design of mining and infrastructure of a comprehensive building are in progress.

Due to the cold weather in the field and the lack of funds, the exploration activity had not commenced until April 2015. The environmental impact assessment report had passed and was received on June 2, 2015. The Dadi mining license was obtained on September 24, with a term of validity of eleven years for mineable minerals including Zinc, Silver and Lead, with a scale of production of 300,000 tons per year for an area of 2.0034 km2.

2015 Program and Capital Budget

At a meeting of the Sino-Top board, held on May 31, 2015, the 2015 exploration and work program was established, as follows:

Dadi Property

1.	Dadi mill and tailings construction:

•	Obtaining mining license and safety production permit; accelerating the construction of water and electrical facilities, in order to establish the water, electrical and roads links.

2.	Dadi mining system construction and mining engineering:

•	Installing shaft, surface headframe, elevator and auxiliary facilities to ensure the tunneling under the shaft and perfect the dewatering and power facilities.
•	Complete sinking of the shaft, 3000m; conducting mining engineering and producing ore for test runs prior to mill construction.

3.	Exploration on Dadi property:

Exploration work runs through the whole mining process. Conduct tunneling (500m) projects on ore bodies III and IV to increase resources for sustainable production.

Laopandao Property

•	Obtaining the mining license is still in progress and expected by the end of 2015. Upon obtaining the mining license, Sino- Top intends to sell the Laopandao property (assuming an interested buyer).

Aobaotugounao Property-no exploration activity is planned for 2015.

Zhuanxinhu Property

1.	Objectives and tasks:

•

Conduct additional exploration work to define the ore-controlling structure, occurrence and ore-processing parameters, in order to assess whether the property has economic development value. Conduct tunneling and drilling work to control the ore body characteristics; sampling for assessment purposes; and conduct 4 profile surveys to verify the geophysical anomalous zones in the north section.

2.	Planned workload:

•	Tunneling 600m; profile survey 3 lines, sampling 1; resulting engineering will depend on tunneling results

Yuanlinzi Property-no exploration activity is planned for 2015.

Shididonggou Property-whether to carry out any exploration work in 2015 is under review.

Relocation and Reincorporation

•	Sino-Top has relocated its office to the Shengda office building in downtown Beijing and has begun the registration process for changing the place of incorporation.

No assurance can be provided that the foregoing plans and objectives will be achieved.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014

Net sales were $nil for both nine-month periods ended September 30, 2015 and September 30, 2014, as there was no production at any of the properties.

The net loss for the nine-month period ended September 30, 2015 was $2,653,668 compared to $2,211,290 for the nine-month period ended September 30, 2014, an increase of $442,378, primarily as a result of higher interest expense and penalties on the convertible notes of $1,282,926, offset by lower general and administrative expenses of $253,396 and a lower net loss on the Company’s equity investment of $587,152.

General and administrative expenses decreased by $253,396 to $578,765 for the nine-month period ended September 30, 2015 from $832,161 for the nine-month period ended September 30, 2014, primarily, as a result of reduced professional fees, including legal, audit, management fees and expenses in the operation of the China office. The Company continues to employ part-time contractors to carry out accounting and administrative responsibilities.

Total other expenses increased by $695,774 to $2,074,903 for the nine-month period ended September 30, 2015 from $1,379,129 for the nine-month period ended September 30, 2014, primarily as a result of higher interest expenses and penalties on the convertible notes of $1,282,926, offset by a lower net loss on the Company’s equity investment of $587,152, as a result of the lower equity interest for the nine- month period ended September 30, 2015 and reduced activity at the exploration site in anticipation of the receipt of the mining license for the Dadi property, which was received September 24, 2015.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net sales were $nil for both three-month periods ended September 30, 2015 and 2014 as there was no production at any of the properties.

The net loss for the three-month period ended September 30, 2015 was $943,918 compared to $524,821 for the three-month period ended September 30, 2014, an increase of $419,097 primarily, as a result of higher interest expense and penalties on the convertible notes of $593,164, offset by reduced general and administrative expenses of $55,152 and the reduced net loss on equity investment of $118,915.

General and administrative expenses decreased to $179,827 for the three-month period ended September 30, 2015 from $234,979 for the three-month period ended September 30, 2014, primarily as a result of reduced professional fees, travel and expenses in the operation of the China office. The Company continues to use the services of part-time contractors to carry out accounting and administrative responsibilities.

Total other expenses increased by $474,249 to $764,091 for the three-month period ended September 30, 2015 from $289,842 for the three-month period ended September 30, 2014, primarily, as a result of higher interest expense and penalties on the convertible notes of $593,164, offset by a lower net loss on the Company’s equity investment of $118,915 as a result of reduced activity at the exploration site in anticipation of the receipt of the mining license for the Dada property, which was received September 24, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are for the exploration and acquisition of mining exploration properties, corporate and administrative costs and the payoff of our outstanding debt. At September 30, 2015, we had a working capital deficit of $9,087,175 (December 31, 2014-$7,312,054), cash on hand of $395 (December 31, 2014-$33,123) and current debt obligations in the amount of $9,106,554 (December 31, 2014-$7,409,451). To pay our debts and to fund any future operations, we require significant new funds, which we may not be able to obtain. As at September 30, 2015, in addition to the funds we require to liquidate our $9,106,554 in current debt obligations, we estimate that we must raise approximately $750,000 to fund capital requirements and general corporate and administrative costs for the next 12 months. See also above, “Status of Sino-Top Joint Venture Funding” and “Potential Transaction with Investor”.

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

At September 30, 2015, the Company had a working capital deficit of $9,087,175 (December 31, 2014 – $7,312,054), had not yet achieved profitable operations, incurred a net loss of $2,653,668 for the nine-month period ended September 30, 2015 (2014 – $2,211,290), had accumulated losses of $54,126,735 since its inception, and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long run dependent upon achieving profitable operations.

Management has been unable to secure additional financing, other than the $152,000 raised during the nine months ended September 30, 2015, to meet its cash requirements, including ongoing capital and funds to repay all or certain of its convertible debt holders and other creditors. There is no assurance of additional funding in any form, being available or available on acceptable terms.

In March of 2014, the Company received extensions of its obligations to repay the convertible note holders from a date of March 31, 2014 to June 30, 2014. In addition, the Company had in place forbearance agreements with its convertible note holders. The Company was not able to repay the obligations owing to the convertible note holders on or before the June 30, 2014 deadline and thus is in default. Management continues to have discussions with the convertible debt holders in efforts to establish new deadlines for repayment and/or have them convert some or all of their convertible notes. The convertible note holders continue to have the option to convert all or a portion of their notes, as has occurred during the current nine-month period ended September 30, 2015 and subsequently. With the trading price at September 30, 2015, the Company did not have sufficient common stock to issue for a conversion of all the outstanding convertible notes nor sufficient unissued common stock.

As management was unable to secure additional financing and/or extend the payoff date for its convertible debt holders, the Company may ultimately file for bankruptcy. Since the dates to make the required contributions for the equity investment in the prior year, were not met, the Company’s interest was diluted to 20% on June 30, 2014. On October 7, 2014, the Company announced that Sino-Top, its equity investment, had signed an understanding with Shengda Mining Co., Ltd. (“Shengda”), to be acquired subject to a third party valuation and all other regulatory approvals and filings. As a result, there is no current effort, nor a requirement, to raise additional financing for the Company’s equity investment. Further, On October 21, 2015, the Company signed a transaction memorandum with Shengda, to receive cash consideration for its equity interest in Sino-Top. Shengda agreed to advance RMB5.0 million or approximately $786,000 in two installments for certain transaction costs and for general corporate purposes. The first installment of RMB2.5 million or approximately $393,000 has been received. The second installment of RMB2.5 million or approximately $393,000 will be received upon receipt of the third party valuation expected prior to year-end. If the transaction with Shengda, to have it acquire the Company’s interest in Sino-Top is not completed successfully and if the Company does not increase its mining operations, it may be required to significantly limit its business activities and/or dissolve.

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

As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”), we are currently in default on our deferral agreements with three of the five convertible note lenders, as a result of not having repaid our notes on or before June 30, 2014. Management is currently in discussions with the convertible note lenders concerning additional deferrals and/or note conversions. The convertible note lenders continue to have the option of converting all or a portion of their convertible notes. In addition, one or more, may impose penalties. During the nine months ended September 30, 2015 and up to the filing of this report, a total of $243,922 in convertible notes, including accrued interest, were converted by GEL Properties, LLC, for 10,124,451 common shares of the Company and $45,000 of a convertible note was converted by Vis Veres (a New York corporation), for 6,501,581 common shares of the Company. On January 16, 2015, the Company issued 4,000,000 common shares of the Company on the conversion of convertible debt in the amount of $200,000 with one of their lenders, Tonaquint, Inc. (a Utah corporation).

In addition, on March 27, 2015, the Company completed a convertible financing arrangement with Vis Veres (a New York corporation), for an amount of $102,000, with an interest rate of 8% per annum, due December 31, 2015. And a further convertible financing arrangement on August 6, 2015, with Adar Bays, LLC (a Florida corporation), for an amount of $50,000, with an interest rate of 6% per annum, due August 6, 2016. As at September 30, 2015, the total outstanding on the convertible notes, including interest and penalties was $5,785,363.

The Company does not have sufficient common stock to allow for a conversion of all the remaining outstanding convertible debt, due to the current trading price and the limited number of unissued common shares.

As discussed above under “Potential Transaction with Investor”, we received advances of $1,069,279 from the Investor that has demanded the refund of $1,014,140 of such amount. In addition, on April 8, 2014, the Investor provided RMB1.0 million (approximately $157,300) directly to Sino-Top, without the prior request or consent of the Company. The treatment of these funds, which remains in Sino-Top’s account, is uncertain.

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

Such loans are unsecured, due on demand and non-interest bearing. As of the date of this filing, the net amount of loans outstanding under the Travellers Facility was CDN$nil or $nil with CDN$3,000 or approximately $2,400 repaid on February 20, 2015, CDN$10,000 or approximately $7,900 advanced on March 2, 2015, CDN$4,000 or approximately $3,100 repaid on July 15, 2015, CDN$16,000 or approximately $12,200 repaid on August 4, 2015, CDN$3,500 or approximately $2,700 repaid on August 11, 2015, CDN$1,500 or approximately$1,100 advanced on September 1, 2015 and CDN$195,000 or approximately $148,100 repaid on October 29, 2015. All amounts approximate the noon exchange rate as reported by the Bank of Canada on the dates of the transactions.

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

Changes in internal controls

There were no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. Exhibits

1.1	Filing of schedule 13G/A (incorporated by reference to Form SC 13G/A filed with the SEC on January 28, 2015).

1.2	Departure of Director and appointment of new Director (incorporated by reference to Form 8-K filed with the SEC on April 8, 2015).

1.3	Filing of schedule 13G (incorporated by reference to Form SC 13G filed with the SEC on July 31, 2015).

1.4	Filing of schedule 13D (incorporated by reference to Form SC 13D/A filed with the SEC on October 27, 2015).

1.5	Filing of Form 8-K (incorporated by reference to Form 8-K filed with the SEC on November 3, 2015).

31.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER DRAGON RESOURCES INC.

Dated: November 13, 2015

By: /s/ Marc Hazout
Marc Hazout,
President and Chief Executive Officer
(principal executive, financial and accounting officer)