Form 10-K/A
period 2014-12-31
Silver Dragon Resources Inc.
filed 2016-04-29
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note

Silver Dragon Resources Inc. (the “Company,” “we,” “us,” “our,” or “Silver Dragon”) is filing this Amendment No. 2 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission on March 27, 2015 (the “Original Filing”). The purpose of this Amendment is to disclose relevant information pursuant to the Company’s discovery of errors in connection with the Company’s equity investment. Specifically, subsequent to the Original Filing on March 27, 2015, the Company received audited financial statements on April 19, 2016 for a wholly-owned subsidiary of the Company’s equity investment. These audited financial statements included adjustments which were not known nor previously accounted for by the Company. Since the Company was not able to determine which specific year or years these adjustments pertained to, the adjustments were reflected by the Company in 2014. The effect of this correction of errors, was an increase in 2014 in the net loss on equity investment in the amount of $299,365 and a corresponding decrease in the equity investment balance, as at December 31, 2014.

For more information concerning the Financial Restatement, please refer to Note 5 to the financial statements for the fiscal years ended December 31, 2014 and 2013, which are included in this Amendment.

In addition, new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this Amendment. This Amendment does not amend or otherwise update any other information in our 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to our Form 10-K.

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

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of $3,575,284 and $2,907,682 for the fiscal years ended December 31, 2014 and 2013 respectively. We have accumulated losses since inception of $51,772,432. We anticipate that losses will continue until such time as revenue from operations is sufficient to offset our operating costs, which may never occur. If we are unable to generate our revenues and to increase them sufficiently to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

2014 Operations

During 2014, field projects for the yearly exploration season were completed, with 2,791.77m of tunneling (including 2,442.47m adit and 349.3m ventilation shaft), 753.46m in-pit drilling (3 holes) and 1,436.935m3 mine development (tunnel expansion and consolidation). Chemical analysis was completed for 381 samples. In addition, the shaft above the main mining tunnel progressed to 277.024m and the inclined shaft inside adit No.IV to 21.87m. Within mineralization zone IV, copper and tin mineralization was newly identified and a 6m wide mineralization belt was identified which contains lead, zinc, silver, tin and copper. Extraction preparation was completed for 85,000 tonnes of ore. Mine design and equipment procurement are currently in progress for the planned construction of a 1,000tpd mill. Mining license application is also progressing, currently in the stage of environmental appraisal, which includes water resource utilization review. The total cost of exploration work completed by Sino-Top in 2014 was approximately RMB18.670 million or approximately $3.006 million.

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

2014

The plans for 2014 included completing the review and filing the geological report and completing the mining application. In addition, once the mining license is obtained, Sino-Top intends to sell the Laopandao property (assuming an interested party). At present, the mining application is still in progress and expected in 2015.The total cost of exploration work completed by Sino-Top in 2014 was approximately RMB33,770 or approximately $5,600.

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

Surface exploration was conducted in 2013 to verify the existence of mineralization in the geophysical and geochemical anomalies, with 1,000m³trenching work completed, including three trenches (TC250-1, TC190-1 and TC31). Ordinary chemical analysis was conducted on 21 samples. The total cost incurred by Sino-Top on the exploration of Yuanlinzi in 2013 was approximately RMB77,000.

The planned exploration for 2014 was to further identify the deeper parts of the original tin bodies I and II, with the use of old data of the 1970’s, recalculating the economic values and identifying the promising anomalies.

At present, field projects for the yearly exploration season were completed with 502.45m drilling (2 holes) completed during 2014. In addition, chemical analysis was completed for 14 samples. No industrial-value mineralization was detected. The total cost of exploration work completed by Sino-Top in 2014 was approximately RMB192,000 or approximately $31,000.

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

At present, field projects for the yearly exploration season were accomplished with 845.01m drilling (3 holes) having been drilled. In addition, 4.2km geophysical profiling was completed. Chemical analysis was completed for 51 samples. The total cost of exploration work completed by Sino-Top in 2014 was approximately RMB635,100 or approximately $102,000.

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

At present, field projects for the yearly exploration season were completed with 4,399.84m of drilling (16 holes). In addition, 6.24km2 geophysical prospecting was completed. Chemical analysis was completed for 375 samples. The total cost of exploration work completed by Sino-Top in 2014 was approximately RMB2.520 million or approximately $405,800.

Aobaotugounao

In addition, Sino-Top owns the Aobaotugounao silver-polymetallic property. This property was previously considered material to us, but is no longer considered material because Sino-Top determined in 2013 not to fund further exploration. The Aobaotugounao Property is exploratory in nature. Sino-Top intends to sell the Aobaotugounao Property (assuming an interested buyer). The total cost of exploration work completed by Sino-Top in 2014 was approximately RMB971,000 or approximately $156,400.

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

The net loss for the year ended December 31, 2014 was $3,575,284, significantly higher than the net loss of $2,907,682 in the prior year, primarily due to increased interest expense on the convertible notes payable and the increased net loss on the equity investment.

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

Total other expenses increased significantly by $813,559 from $1,699,681 for the year ended December 31, 2013, compared to $2,513,240 for the year ended December 31, 2014, primarily due to increased interest expense, including penalties, on the convertible notes payable and the increase net loss on equity investment.

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

Our primary cash requirements are for the exploration and acquisition of mining exploration properties and corporate and administrative costs. At December 31, 2014, we had a working capital deficit of $7,312,054 (2013-$5,622,503). During 2013 and 2014, we did not contribute funds to Sino-Top for exploration purposes. For the year ended December 31, 2014 we spent $771,560 (2013-$778,955) on operating activities.

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

At December 31, 2014, the Company had a working capital deficit of $7,312,054 (December 31, 2013 –$5,622,503), has not achieved profitable operations, incurred a net loss of $3,575,284 for the year ended December 31, 2014 (2013 – $2,907,682), has accumulated losses of $51,772,432 since its inception and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations.

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

Dated: April 29, 2016

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc M. Hazout	President and Chief Executive Officer, and	April 29, 2016
Marc M. Hazout	Director (principal executive, financial and accounting officer)

/s/ Charles McAlpine	Director	April 29, 2016
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

/S/SF Partnership, LLP
CHARTERED ACCOUNTANTS

Toronto, Canada
March 25, 2015
Except an amendment described in Note 5 which is as of April 29, 2016

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
	(Restated - note 5)
ASSETS
Current assets
Cash	$33,123	$226,937
Other receivables (note 7)	16,442	20,488
Deferred expenses	41,999	55,999
Prepaid expenses	5,833	35,319
Total current assets	97,397	338,743

Deferred expenses	-	42,000
Plant and equipment, net (note 8)	77,316	207,968
Equity investment (note 9)	2,300,541	3,680,774

Total assets	$2,475,254	$4,269,485

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank indebtedness	$463	$-
Advance credit note (note 10)	1,069,279	1,069,279
Accounts payable	624,861	722,700
Accrued liabilities	975,518	704,590
Promissory note payable (note 11)	166,623	166,623
Convertible notes payable (note 13)	4,391,687	3,298,054
Related party payable (note 14)	181,020	-
Total current liabilities	7,409,451	5,961,246

Related party long-term debt (note 12)	128,880	-

Total Liabilities	$7,538,331	$5,961,246

Capital stock (note 15)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized (2013 – 300,000,000), 279,733,758 shares issued and outstanding (2013 – 267,999,611 issued and outstanding)	28,088	26,915
Additional paid-in capital	46,495,421	46,569,009
Treasury (nil shares; 2013-550,000 shares)	-	(209,000)
Deficit accumulated during the exploration stage	(51,772,432)	(48,197,148)
Accumulated comprehensive income	185,846	118,463
Stockholders’ deficit	(5,063,077)	(1,691,761)

Total liabilities and stockholders’ deficit	$2,475,254	$4,269,485

Going concern (note 2)
Commitments and contingencies (note 18)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Years ended December 31, 2014 and 2013, and
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2014

			For the period
			from May 9,
			1996 (date of
	December	December	inception) to
	31, 2014	31, 2013	December 31,
			2014
	(Restated - note 5)		(Restated - note 5)
Operating expenses
Exploration	$-	$–	$7,174,048
General and administrative	1,062,044	1,208,001	31,850,263
Write-off of Mexican assets	-	–	3,242,039
Total operating expenses	1,062,044	1,208,001	42,266,350
Loss from operations	(1,062,044)	(1,208,001)	(42,266,350)

Other (expenses) income
Gain on disposal of plant and equipment	-	14,769	14,769
Interest expense	(1,133,007)	(586,395)	(4,664,668)
Interest income	-	-	85,553
Loss on settlement	-	-	(2,195,458)
Net loss on equity investment (note 9)	(1,380,233)	(1,063,175)	(4,917,370)
Forgiveness of debt	-	-	38,871
Gain on sale of interest in subsidiary	-	-	1,816,733
(Loss) gain on sale of interest in mining property	-	(64,880)	1,078,491
Non-recurring items	-	-	(713,269)
Total other (expenses) income	(2,513,240)	(1,699,681)	(9,456,348)

Loss before income taxes	(3,575,284)	(2,907,682)	(51,722,698)
Provision for income taxes (note 17)	-	-	–

Net loss from continuing operations, after tax	(3,575,284)	(2,907,682)	(51,722,698)
Minority interest	-	-	253,021
Loss from discontinued operations (net of tax)	-	-	(302,755)

Net loss	(3,575,284)	(2,907,682)	(51,772,432)
Other comprehensive income
Foreign exchange gain	67,383	39,864	185,846

Comprehensive loss	$(3,507,901)	$(2,867,818)	$(51,586,586)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	272,422,268	267,999,611

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Stockholders’ (Deficit) Equity
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2014 (continued)

	Common Stock			Deficit
				Accumulated			Accumulated	Total
			Additional	During the			Comprehensive	Stockholders’
			Paid-in	Exploration	Stock	Treasury	Income	(Deficit)
	Number	Amount	Capital	Stage	Subscription	Stock	(Loss)	Equity
	of Shares	$	$	$	$	$	$	$

Balance, December 31, 2011	136,400,449	13,640	43,880,995	(40,050,281)	-	(209,000)	114,987	3,750,341

Shares issued for cash	700,000	70	20,930	-	-	-	-	21,000
Shares issued for services	457,143	46	25,954	-	-	-	-	26,000
Shares issued on conversion of notes	130,442,019	13,159	1,574,634	-	-	-	-	1,587,793
Warrants issued for services	-	-	117,925	-	-	-	-	117,925
Beneficial conversion feature	-	-	948,571	-	-	-	-	948,571
Accumulated comprehensive loss	-	-	-	-	-	-	(36,388)	(36,388)
Net loss, 2012	-	-	-	(5,239,185)	-	-		(5,239,185)
Balance, December 31, 2012	267,999,611	26,915	46,569,009	(45,289,466)	-	(209,000)	78,599	1,176,057
						-
Accumulated comprehensive loss	-	-	-	-	-	-	39,864	39,864
Net loss, 2013	-	-	-	(2,907,682)	-	-	-	(2,907,682)
Balance, December 31, 2013	267,999,611	26,915	46,569,009	(48,197,148)	-	(209,000)	118,463	(1,691,761)

Shares cancelled	(100,000)	(10)	10	-	-	-	-	-
Treasury stock	(550,000)	(55)	(208,945)	-	-	209,000	-	-
Shares issued on conversion of notes	12,384,147	1,238	135,347	-	-	-	-	136,585
Accumulated comprehensive loss	-	-	-	-	-	-	67,383	67,383
Net loss, 2014	-	-	-	(3,575,284)	-	-	-	(3,575,284)
Balance, December 31, 2014	279,733,758	28,088	46,495,421	(51,772,432)	-	-	185,846	(5,063,077)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years ended December 31, 2014 and 2013, and
Cumulative for the period from May 9, 1996 (date of inception) to December 31, 2014

			For the period
			from May 9, 1996
			(date of inception)
	December 31,	December 31,	through December
	2014	2013	31, 2014
	(Restated - note 5)		(Restated - note 5)
Cash flows from operating activities
Net loss	$(3,575,284)	$(2,907,682)	$(51,772,432)
Net loss from discontinued operations	-	-	302,755
Net loss from continuing operations excluding minority interest	(3,575,284)	(2,907,682)	(51,469,677)
Adjustments for:
Gain on disposal of plant and equipment	-	(14,769)	(14,769)
Depreciation	130,652	127,140	919,872
Amortization of deferred costs	56,000	56,000	447,825
Loss (gain) on sale of investment	-	64,880	(1,078,491)
Net loss from equity investment	1,380,233	1,063,175	4,917,370
Interest and penalties	1,133,007	586,395	1,864,462
Shares issued for services	-	-	8,590,071
Warrants and options issued for services	-	-	3,991,090
Amortization of beneficial conversion feature	-	-	2,337,940
Write-down of mineral rights	-	-	3,411,309
Write-down of assets	-	-	240,063
Other	-	-	(1,630,814)
Changes in non-cash working capital:
Other receivables	4,046	204,212	(23,297)
Prepaid expenses	29,486	(5,178)	77,898
Accounts payable	(97,839)	28,657	2,262,034
Accrued liabilities	168,139	18,215	741,921
Other	-	-	778,688
Net cash used in operating activities	(771,560)	(778,955)	(23,636,505)
Cash flows from investing activities
Investments in mineral rights	-	-	(1,920,441)
(Disbursements) proceeds from sale of investment	-	(64,880)	1,099,140
Proceeds on disposal of plant and equipment	-	14,769	14,769
Additional contribution to Sino-Top	-	-	(5,281,795)
Acquisition of plant and equipment	-	-	(1,362,959)
Other	-	-	4,364,090
Net cash used in investing activities	-	(50,111)	(3,087,196)
Cash flows from financing activities
Bank indebtedness	463	-	463
Advances on credit note	-	1,069,279	1,069,279
Proceeds from issuance of common stock and warrants	-	-	18,168,492
Share issuance costs	-	-	(206,686)
Related party payable	181,020	-	1,562,988
Repayments of related party payable		(189,046)	(911,859)
Minority interest	-	-	253,021
Advances on long-term debt	128,880	-	128,880
Promissory note payable	-	-	516,623
Write-down of promissory note payable	-	-	(350,000)
Issuance of convertible notes payable	200,000	122,500	6,354,854
Other	-	-	(59,609)
Net cash provided by financing activities	510,363	1,002,733	26,526,446
Effect of exchange rate on cash	67,383	39,864	230,378
(Decrease) increase in cash	(193,814)	213,531	33,123
Cash - beginning of year	226,937	13,406	-
Cash - end of year	$33,123	$226,937	$33,123
Supplemental cash flow information (note 16)

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

At December 31, 2014, the Company had a working capital deficit of $7,312,054 (December 31, 2013 –$5,622,503), had not yet achieved profitable operations, incurred a net loss of $3,575,284 for the year ended December 31, 2014 (2013 – $2,907,682), has accumulated losses of $51,772,432 since its inception and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations.

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

5. Restatement Correction of Errors

Subsequent to the filing of these financial statements on March 27, 2015, the Company received audited financial statements on April 19, 2016 for a wholly-owned subsidiary of the Company’s equity investment, Sino-Top. These audited financial statements included adjustments which were not previously known nor previously accounted for by the Company. Since the Company was not able to determine which specific year or years the adjustments pertained to, the adjustments were reflected by the Company in 2014. The effect of this correction of errors, was an increase in 2014 in the net loss on equity investment in the amount of $299,365 and a corresponding decrease in the equity balance as at December 31, 2014.

The following schedules summarize the impact of the restatement:

Consolidated Balance Sheet

	2014		2014
	As Previously		As
	Reported	Adjustments	Restated
	$	$	$

Equity investment	2,599,906	(299,365)	2,300,541
Total assets	2,774,619	(299,365)	2,475,254

Deficit accumulated during the exploration stage	(51,473,067)	(299,365)	(51,772,432)
Stockholders' deficit	(4,763,712)	(299,365)	(5,063,077)
Total liabilities and stockholders' deficit	2,774,619	(299,365)	2,475,254

Consolidated Statement of Operations and Comprehensive Loss
	2014		2014	Cumulative
	As Previously		As	As
	Reported	Adjustments	Restated	Restated
	$	$	$	$

Net loss on equity investment	(1,080,868)	(299,365)	(1,380,233)	(4,917,370)
Total other expenses	(2,213,875)	(299,365)	(2,513,240)	(9,456,348)
Loss before income taxes	(3,275,919)	(299,365)	(3,575,284)	(51,722,698)
Net loss from continuing operations, after tax	(3,275,919)	(299,365)	(3,575,284)	(51,722,698)
Net loss	(3,275,919)	(299,365)	(3,575,284)	(51,772,432)
Comprehensive loss	(3,208,536)	(299,365)	(3,507,901)	(51,586,586)

There were no changes to net loss per share as a result of the adjustments.

Consolidated Statement of Cash Flows

	2014		2014	Cumulative
	As Previously		As	As
	Reported	Adjustments	Restated	Restated
	$	$	$	$

Cash flows from operating activities
Net loss	(3,275,919)	(299,365)	(3,575,284)	(51,772,432)
Net loss from continuing operations excluding minority interest	(3,275,919)	(299,365)	(3,575,284)	(51,469,677)
Adjustments for:
Net loss from equity investment	1,080,868	299,365	1,380,233	4,917,370

6. Financial Instruments

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

9. Equity Investment

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

	2014	2013
Carrying value of investment at December 31, 2013	$3,680,774	$4,743,949
40% share of net loss for the six month period ended June 30, 2014 (2013-year ended December 31, 2013)	(920,155)	(1,063,175
20% share of net loss for the six month period ended December 31, 2014	(460,078)	-
Carrying value of investment at December 31, 2014	$2,300,541	$3,680,774

Share of loss for the year ending December 31:

	2014	2013
Exploration expenses	$(1,112,028)	$(807,877)
General and administrative expenses	(268,205)	(255,298)
Share of loss for the year	$(1,380,233)	$(1,063,175)

Summarized unaudited financial data of Sino-Top for the years ended December 31:

	2014	2013
Revenue	$-	$-
Net loss	$(4,600,777)	$(2,657,938)
Current assets	$2,463,839	$1,217,696
Total assets	$3,516,208	$2,173,338
Current liabilities	$4,290,213	$6,875,663
Total liabilities	$4,290,213	$6,875,663

10. Advance Credit Note

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

On September 19, 2014, the Investor filed a complaint in the Court of the Chancery of the State of Delaware (the “Court”), to recover $1,014,140 of the $1,069,279 advanced. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The investor has also named Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and chief executive officer of the Company and the director and chief executive officer of the Company. The Company retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, the Court proposed a date of November 26, 2014 for the plaintiff to file his answering brief in response to this Motion to Dismiss and the Company to file its reply brief to the plaintiff’s answering brief, on or before December 12, 2014. These briefs were filed. As noted under Subsequent Events (note 20(a)), on January 7, 2015, the Company filed a counterclaim as a consequence of its reliance on the Investor advancing the funds which would have resulted in the Company not having its equity investment diluted. This counterclaim, in the amount of $120,000,000, was for damages for failure to meet funding obligations.

11. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 with a carried interest rate of 5% per month, unsecured, with no maturity date. During the year ended December 31, 2014, the Company accrued interest of $99,974 (2013 - $99,974).

12. Related Party Long-Term Debt

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

On November 10, 2014, the Company received $200,000 on a private placement for 4,000,000 shares of the Company. On receipt, the funds were recorded as additional debt from the lender. The private placement was completed subsequent to the year-end, on January 16, 2015, with the issuance of the 4,000,000 shares of the Company (as noted under Subsequent Events, note 20(c)).

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

As noted under Subsequent Events (note 20(b)), on January 13, 2015, the lender converted one of their notes, including accrued interest, an amount totaling $ 170,111, for 5,400,352 common shares of the Company. Further, on March 18, 2015, the lender converted a portion of their remaining note, in the amount of $36,000, for 2,057,143 common shares of the Company.

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

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

15. Capital Stock

On May 27, 2014, 650,000 shares of the Company, including 550,000 treasury stock, were cancelled, without the return of cash or property. And, during the year, a total of 12,384,147 shares of the Company were issued on the conversion of convertible notes. Refer to note 13(c) and (d).

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
December 31, 2014 and 2013

16. Supplemental Cash Flow Information

Issuance of convertible notes payable

			For the period
			from May 9,
			1996 (date of
			inception) through
	December 31,	December 31,	December 31,
	2014	2013	2014
			(Unaudited)

Issuance of convertible notes payable	$200,000	$122,500	$5,237,500
Cash advances	-	-	1,794,493
Interest and other charges	1,030,218	486,422	1,697,902
Notes receivable	-	-	(4,952,500)
Cash repayments on notes receivable	-	-	2,392,143
Deferred charges	-	-	807,869
Settlement of notes payable and receivable	-	-	894,087
	$1,230,218	$608,922	$7,871,494

17. Income Taxes

The Company’s income tax provision has been calculated as follows:

	2014	2013

Loss before income taxes	$(3,575,284)	$(2,907,682)
Deferred: Expected tax income tax recovery at the combined average statutory rates of 32.46% (2013 – 31.72%)	(1,160,498)	(922,424)
Permanent differences	489,065	383,694
Change in valuation allowance	671,433	538,730
Provision for income taxes	$-	$-

The following summarizes the principal temporary differences and related future tax:

Losses carried forward	$12,531,524	$11,860,091
Valuation allowance	(12,531,524)	(11,860,091)
Deferred income tax asset	$-	$-

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

17. Income Taxes, continued

The Company’s tax returns have not yet been filed and when they are filed they will be subject to audit and potential penalties and reassessment by taxation authorities. The outcome of the audits cannot be reasonably determined and the potential impact on the consolidated financial statements is not determinable.

18. Commitments and Contingencies

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

As at December 31, 2014	Corporate	Mexico	China	Total
Equity investment	$-	$-	$2,300,541	$2,300,541
Total assets	$174,713	$-	$2,300,541	$2,475,254

Year ended December 31, 2014	Corporate	Mexico	China	Total
Revenues	$-	$-	$-	$-
Depreciation	$(130,652)	$-	$-	$(130,652)
Loss before income taxes	$(2,095,077)	$(99,974)	$(1,380,233)	$(3,575,284)

As at December 31, 2013	Corporate	Mexico	China	Total
Equity investment	$-	$-	$3,680,774	$3,680,774
Total assets	$588,711	$-	$3,680,774	$4,269,485

Year ended December 31, 2013		Corporate		Mexico	China	Total
Revenues		$-		$-	$-	$-
Depreciation	$	(127,140)		$-	$-	$(127,140)
Loss before income taxes		$(1,744,533)	$	(99,974)	$(1,063,175)	$(2,907,682)

SILVER DRAGON RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

20. Subsequent Events

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

21. Comparative Figures

Certain comparative figures have been reclassified to conform with the current year’s consolidated financial statements presentation.