Form 10-K
period 2015-12-31
Silver Dragon Resources Inc.
filed 2016-05-02
CIK 1017290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes [   ]      No [X]

As of June 30, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of our common stock as quoted on the OTCQB was approximately $2,428,367. For purposes of the foregoing statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. As of the date of this filing, there were 299,802,647 shares of the registrant’s common stock outstanding, par value $0.0001.

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

Sino-Top is governed by its board of directors, which makes decisions on all major issues regarding the joint venture and in accordance with the Sino-foreign Cooperative Joint Venture law of P.R. China and the articles of association. The general manager, which is presently Mr. Zhuang Haichao, is appointed by the board and is responsible for implementing the resolutions of the board and managing the daily operations of the joint venture. The board currently consists of five members, with two members appointed by Shengda, two members appointed by Silver Dragon, and one member appointed by the five natural person owners of Sino-Top. In general, the board may pass a resolution by a majority vote of the directors. Among other things, the board has the power and authority to distribute cash or assets from time to time to the shareholders in proportion to such shareholders’ equity interests in Sino-Top. No shareholder has the obligation to pay additional capital contribution to the joint venture. If the board deems it necessary, each party may but is not obliged to contribute additional capital to the joint venture in accordance with the timing and amount as decided by the board. Up until June 30, 2014, the parties operated under an arrangement whereby any contributions to Sino-Top are funded by Shengda and Silver Dragon at a ratio of 5:4; i.e., Shengda funded approximately 55.56% and Silver Dragon funded approximately 44.44%, with the other joint venture partners not making any capital contributions. Our interest in Sino-Top may be diluted if the board authorizes the issuance of additional securities in a manner that does not allow us to contribute capital in accordance with the foregoing arrangement or in the event that we are extended the opportunity to so contribute but are unable to do so due to insufficient funds. Effective June 30, 2014, the Company’s interest in Sino-Top was diluted to 20%, as a result of not having made the required contributions on specified dates which were set at Sino-Top’s board of directors meeting on March 29, 2014.

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

On October 7, 2014, the Company announced that its Foreign Cooperative Joint Venture in China, Sino-Top, had signed an understanding with Shengda to be acquired subject to third party evaluation and all other regulatory approvals and filings. Shengda is the majority shareholder of Sino-Top. Sino-Top currently holds the exploration rights to the following six properties: Dadi, Laopandao, Aobaotugounao, Shididonggou, Yuanlinzi and Zhuanxinhu. For a description of the Sino-Top Properties and Sino-Top’s activities on such properties, see “Item 2 – Description of Properties”.

On October 21, 2015, the Company signed a transaction memorandum with Shengda, to receive cash consideration for its equity interest in Sino-Top. Shengda agreed to advance RMB5.0 million or approximately $770,000 in two installments for certain transaction costs and for general corporate purposes. The first installment of RMB2.5 million or approximately $385,000 was received on October 22, 2015 and the second installment of RMB2.5 million or approximately $385,000 was received on December 30, 2015 from a related company of Shengda, Beijing Shengda Industrial Group Ltd., (“BSIG”), as noted below. The amounts owing to Shengda and BSIG, totaling approximately $770,000, will be withheld from the proceeds on the sale of the equity investment. Due to banking restrictions for wiring funds denominated in RMB, the amount received on December 30, 2015 was held in trust by one of the Company’s director’s in his Hong Kong dollar account and wired to the Company’s United States dollar account subsequent to the year end on January 4th. and 6th., 2016. The amounts wired, $309,748, are net of the settlement of expenses in the Company’s China office.

On December 29, 2015, the Company entered into an Equity Transfer Agreement with BSIG pursuant to which the Company agreed to sell its 20% interest in Inner Mongolia Guangda Mining Ltd. (“Guangda”), a wholly owned subsidiary of Sino-Top to Shengda for RMB161,922,820 or approximately $25 million is subject to adjustments and approvals provided in the agreement. As noted above, the Company received the second installment of RMB2.5 million or approximately $385,000, upon execution of the agreement.

Status of Sino-Top Joint Venture Funding

The Sino-Top board met on March 29, 2014 and passed resolutions regarding corporate operation plans, the budget and the funding schedule for 2014. The 2014 funding gap was Renminbi (“RMB”)171.0 million or approximately $26.317 million. In accordance with the investment ratio of 5:4, the Company should have contributed RMB76.0 million or approximately $11.696 million. Approximately 85% of the budget was dedicated to exploration activity. The Company’s investment in Sino-Top would be diluted to 20% if it did not make a contribution of RMB50.0 million or approximately $7.695 million by April 8, 2014 (on April 1, 2014, the Company was granted an extension from April 8, 2014 to April 15, 2014) and a further contribution of RMB26.0 million or approximately $4.001 million by June 15, 2014, with no further required contributions. These were cumulative amounts and included past contributions which were not made by the Company. The Company was not able to meet the deadlines noted and as a result, its investment in Sino-Top was diluted to 20% on June 30, 2014. The Company had been in discussions with Sino-Top and the private investor (the “Investor”) (noted below), to satisfactorily make its required contributions, but was unsuccessful.

On May 31, 2015, the Sino-Top board of directors finalized the 2015 budget. The total budget for 2015 was set at RMB133.937 million or approximately $20.613 million. Approximately 80% of the budget was dedicated to exploration activity.

All amounts approximate the noon exchange rate as reported by the Bank of Canada on April 27, 2016.

Potential Transaction with Investor

In 2013, the Company began to engage in discussions with an investor based in China, Man Kwan Fong, regarding a potential transaction that, if completed, would have involved the Investor making a secured loan to the Company and taking over control of the management and board of directors (“Board”) of the Company. On November 29 and December 31, 2013, the Company received advances totaling $1,069,279 from the Investor; however, the parties did not resolve definitive agreements, nor did the Investor fund the remaining amounts required to complete the initial closing. Due to funding delays by the Investor and changes in the Investor’s offer, the Company’s Board of Directors (the “Board”), determined in March 2014 not to proceed with the contemplated transaction. In this report, the Investor generally refers to Man Kwan Fong, an Investor based in China; however, the Company believes that the Investor may be coordinating activities with one or more additional investors in China, and therefore, the term Investor is intended to refer to each such person. In the negotiations with the Investor, one of the Investor’s representatives has been Chan King Yuet, who had filed a Schedule 13D/A on February 1, 2016, disclosing that pursuant to a voting agreement she has shared voting power over 160,358,598 shares of our common stock, in addition to sole voting and dispositive power over 150,000 shares of our common stock.

The Investor and the Company had continued to engage in additional discussions regarding the potential for further financing of the Company in order to prevent the dilution of the Company’s 40% interest in Sino-Top. On April 8, 2014, the Investor provided RMB1.0 million or approximately $153,900 to Sino-Top directly, without the prior request or consent of the Company. The treatment of these funds, which remain in Sino-Top’s account as of the date of this filing is uncertain. All amounts approximate the noon exchange rate as reported by the Bank of Canada on April 27, 2016.

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

On September 19, 2014, the Investor filed a complaint in the Court of the Chancery of the State of Delaware (the ‘Court”), to recover the $1,014,140. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The Investor has also named two additional parties, Travellers International Inc. (“Travellers”), an Ontario company controlled by a director and chief executive officer of the Company and the director and chief executive officer of the Company. The Court subsequently accepted our appeals for removal of these additional two parties from the complaint, on June 3, 2015 for Travellers and on August 6, 2015 for the director and chief executive officer of the Company. The Company retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, the Court proposed a date of November 26, 2014 for the plaintiff to file his answering brief in response to this Motion to Dismiss and the Company to file its reply brief to the plaintiff’s answering brief, on or before December 12, 2014. The briefs were filed.

Subsequently, on January 7, 2015, the Company filed a counterclaim for $120,000,000, seeking damages for failure to meet funding obligations, as a consequence of its reliance on the Investor advancing the funds which would have resulted in the Company not having its equity investment diluted.

Further, on January 7, 2015, Travellers and Mr. Hazout moved to dismiss the action against them for lack of personal jurisdiction under Rule 12(b)(2) of the Superior Court Rules. On June 3, 2015, the Superior Court granted the motion to dismiss as to Travellers, but denied the motion to dismiss as to Mr. Hazout. Mr. Hazout filed a motion for reargument on June 8, 2015, which the Superior Court denied on June 18, 2015. Mr. Hazout filed a Notice of Appeal before the Delaware Supreme Court on July 7, 2015, which the Court accepted on August 6, 2015. The hearing in the appeal motion to dismiss the case was heard on January 20, 2016 and on February 26, 2016, the Delaware Supreme Court issued its ruling finding that Mr. Hazout is subject to personal jurisdiction in Delaware.

Sale of Interest in Chifeng

As previously disclosed, on May 28, 2012, the Company entered into a definitive agreement to sell its 70% interest in Chifeng Silver Dragon Resources & Technologies, Ltd. (“Chifeng”), which then owned the Erbahuo silver mine located on the boundary of Wengniute County and Keshiketeng County, Inner Mongolia. The Company sold such interest to Deng Zuoping, a private Chinese investor, for RMB 7.4 million or approximately US$1,164,020, of which RMB1 million or approximately $157,000 was to be paid within three business days after signing the agreement, RMB5.0 million or approximately $787,000 was to be paid before July 15, 2012 and RMB1.4 million or approximately $220,000 was to be paid by November 1, 2012. On June 1, 2012, an initial deposit of RMB1.0 million or approximately $157,000 was received, of which $12,584 was contributed to Chifeng for expenses incurred until the date of the sale. Concurrently with such payment, we transferred to the purchaser title to our interest in Chifeng. Of the remaining payments, RMB5 million or approximately $791,000 was paid to the Company during the fourth quarter of 2012. During 2013, RMB900,000 or approximately $146,000 was paid. In addition, in the third quarter of 2013, RMB0.4 million or $64,880 was added to the costs in connection with the Chifeng sale. The remaining balance of RMB0.1 million or approximately $16,500 was received on January 3, 2014. All amounts approximate the noon exchange rate on the date of the transactions, as reported by the Bank of Canada.

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

As of December 31, 2015, we had a cash balance of $1,093 and current debt obligations in the amount of $12,514,012 We do not have sufficient funds to satisfy our current debt obligations. Should our creditors seek or demand payment, we do not have the resources to pay or satisfy any such claims. Thus, we face a risk of bankruptcy.

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

In addition to having insufficient cash to pay our debts, we have no funds to support any business operations. We were unable to satisfy our commitment to fund 44.44% of owners’ contributions to Sino-Top and our funding of an aggregate of RMB76.0 million or approximately $11.696 million to Sino-Top was overdue. As a result of not having funded Sino-Top for our share, our interest in Sino-Top was reduced from 40% to 20%, effective June 30, 2014.

To pay our debts and to fund any future operations, we require significant new funds, which we may not be able to obtain. In addition to the funds we require to liquidate our $12,514,012 in current debt obligations, we estimate that we must raise approximately $750,000 to fund capital requirements and general corporate expenses for the next 12 months.

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

Since we changed our business focus to silver exploration, we have generated no revenues. We incurred losses of $6,084,317 and $3,575,284 for the fiscal years ended December 31, 2015 and 2014 respectively. We have accumulated losses since inception of $57,856,749. We anticipate that losses will continue until such time as revenue from operations is sufficient to offset our operating costs, which may never occur. If we are unable to generate our revenues and to increase them sufficiently to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

We have been named a party to a law suit which could have an adverse impact our business.

In 2013, the Company began to engage in discussions with the Investor based in China, Man Kwan Fong, regarding a potential transaction that, if completed, would have involved the investor making a secured loan to the Company and taking over control of the management and board of directors (“Board”) of the Company. On November 29 and December 31, 2013, the Company received advances totaling $1,069,279 from the Investor; however, the parties did not resolve definitive agreements, nor did the Investor fund the remaining amounts required to complete the initial closing. Due to funding delays by the Investor and changes in the Investor’s offer, the Company’s Board, determined in March 2014 not to proceed with the contemplated transaction. In this report, the Investor generally refers to Man Kwan Fong, an investor based in China; however, the Company believes that the Investor may be coordinating activities with one or more additional investors in China, and therefore, the term Investor is intended to refer to each such person. In the negotiations with the Investor, one of the Investor’s representatives has been Chan King Yuet, who has filed a Schedule 13D/A on February 1, 2016, disclosing that pursuant to a voting agreement she has shared voting power over 160,358,598 (53.49%) shares of our common stock, in addition to sole voting and dispositive power over 150,000 shares of our common stock.

The Investor and the Company had continued to engage in additional discussions regarding the potential for further financing of the Company in order to prevent the dilution of the Company’s 40% interest in Sino-Top. On April 8, 2014, the Investor provided RMB1.0 million or approximately $153,900 to Sino-Top directly, without the prior request or consent of the Company. The treatment of these funds, which remain in Sino-Top’s account as of the date of this filing, is uncertain. All amounts approximate the noon exchange rate on April 27, 2016 as reported by the Bank of Canada.

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

On September 19, 2014, the Investor filed a complaint in the Court of the Chancery of the State of Delaware (the ‘Court”), to recover the $1,014,140. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The Investor has also named Travellers and the director and chief executive officer of the Company. The Company retained counsel in Delaware and filed a Motion to Dismiss. The Court subsequently accepted our appeals for removal of these additional two parties from the complaint, on June 3, 2015 for Travellers and on August 6, 2015 for the director and chief executive officer of the Company. The Company retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, the Court proposed a date of November 26, 2014 for the plaintiff to file his answering brief in response to this Motion to Dismiss and the Company to file its reply brief to the plaintiff’s answering brief, on or before December 12, 2014. The briefs were filed. On January 7, 2015, we filed a counterclaim against the Investor in the amount of $120,000,000, seeking damages for failure to meet funding obligations, however, there cannot be any assurance with respect to the outcome of this action and in light of the Company’s cash position any monetary award in favor of the Investor would likely have a negative impact our business.

Further, on January 7, 2015, Travellers and Mr. Hazout moved to dismiss the action against them for lack of personal jurisdiction under Rule 12(b)(2) of the Superior Court Rules. On June 3, 2015, the Superior Court granted the motion to dismiss as to Travellers, but denied the motion to dismiss as to Mr. Hazout. Mr. Hazout filed a motion for reargument on June 8, 2015, which the Superior Court denied on June 18, 2015. Mr. Hazout filed a Notice of Appeal before the Delaware Supreme Court on July 7, 2015, which the Court accepted on August 6, 2015. The hearing in the appeal motion to dismiss the case was heard on January 20, 2016 and on February 26, 2016 the Delaware Supreme Court issued its ruling finding that Mr. Hazout is subject to personal jurisdiction in Delaware.

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

We are currently in breach or default under the covenants for certain convertible financing arrangements. Our forbearance agreements with such lenders, in the aggregate, provided that if we had paid such lenders $739,858 on or before June 30, 2014, such payments would have constituted payment in full of any and all obligations due and owing under our outstanding convertible notes owed to these lenders. However, we did not have the funds necessary to make such payments on or before June 30, 2014 and there can be no assurances that we will be able to make any or all of such payments. Depending upon the financing arrangement, a default may mean that the lender is entitled to default interest, acceleration of amounts due and/or other special rights, to impose additional penalties against us, and/or to refrain from taking certain actions such as advancing additional funds to us or converting existing indebtedness into equity. Such breaches or defaults may therefore increase the size of our indebtedness, increase our costs, and increase the amount of funding that we will require, accelerate our funding needs, prevent us from raising additional funds from the affected lenders and prevent such lenders from converting existing indebtedness into equity. We have not paid default interest in connection with the repayment of any notes. There may be a risk that a lender claims default interest on notes previously paid. Defaults may also make it more difficult for us to raise funding from other sources, and cause cross-defaults under other obligations. Defaults may result in litigation, bankruptcy, loss of assets or our ceasing operations altogether. Such defaults may also affect our stock price, which would increase the dilution resulting from any conversion of those convertible notes that convert at a discount to market. There can be no assurance that we will be successful in eliminating such defaults, paying our debts when due or negotiating other satisfactory arrangements with our lenders. With the trading price at December 31, 2015, and the share reserves held by a certain lender, the Company did not have sufficient common stock to issue for a conversion of all the outstanding convertible notes.

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

We have concluded that neither our disclosure controls and procedures nor our internal control over financial reporting was effective as of December 31, 2015. Failure to improve them could lead to errors in our financial statements and could adversely affect the Company.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose the requisite information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of disclosure controls and procedures and internal control over financial reporting. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a15 (e) and 15d15(e) under the Exchange Act) and our internal control over financial reporting, each as of December 31, 2015. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures and our internal controls over financial reporting were not effective. If we fail to improve our disclosure controls and procedures and internal control over financial reporting, we may not be able to produce reliable financial reports and investors may lose confidence in us, either of which could harm our business and negatively impact the trading price of our Common Stock.

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

We have 300,000,000 shares of Common Stock authorized for issuance pursuant to our certificate of incorporation. As of the date of this filing, there were 299,802,647 shares of Common Stock outstanding, leaving 197,353 shares of Common Stock available for issuance, subject to share reserves held by a certain lender, significantly less than the number of shares of Common Stock into which our outstanding convertible promissory notes payable and other rights to acquire Common Stock would have been convertible and may again become convertible if we are unable to pay the convertible notes under such agreements. This deficiency violates the terms of several of our financing arrangements. Our lenders may take actions against us, including demanding payment in cash or seeking other remedies. For a further discussion regarding these matters, see “Item 7 -Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, the inadequacy of our authorized capital, combined with the low trading price of our Common Stock, may prevent us from raising any significant equity-based financing. We may be required to settle outstanding obligations in cash, subject to availability of funds, and/or seek shareholder approval in order to increase our authorized capital. We intend to seek shareholder consent to approve an amendment to our certificate of incorporation to increase the number of shares of common stock that we are authorized to issue. However, there cannot be any assurance that our shareholders will approve such actions and if not we will not be able to issue additional shares of common stock above the 197,353 shares that we have available. Any further conversions of debt, especially at a discount to the market, may further dilute our shareholders and depress the price of our Common Stock. Should we be unable to negotiate a satisfactory resolution with our lenders or obtain alternative means of financing, we may be required to limit or discontinue operations, we may be required to sell or we may lose to our creditors some or all of our assets, or we may go bankrupt or liquidate

Shareholders may suffer dilution as a result of our issuance of additional Common Stock either through future financings or through the conversion of currently outstanding convertible securities, and such issuances may also serve to suppress our stock price.

We have historically funded our operations and paid for a portion of services provided to us through the issuance of shares of Common Stock and securities convertible into Common Stock. In order to conduct further exploration of our properties and to fund general corporate expenses, we intend to seek additional financing involving the issuance of Common Stock or securities convertible into Common Stock. Furthermore, as discussed in detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, we presently have outstanding a substantial amount of promissory notes that are convertible into Common Stock at a discount to the trading price of our Common Stock at the time of conversion. Issuances of Common Stock either through future financings or through the conversion of convertible securities, where possible, would dilute the voting power and ownership interest of the Company’s existing shareholders and may depress the price of the Company’s Common Stock. Furthermore, any other development that reduces the price of our Common Stock will reduce the conversion price of such securities, resulting in further dilution and potentially further depressing the price of our Common Stock.

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

The market for our Common Stock is highly volatile, having ranged in the last twelve months from a low of $0.01 to a high of $0.045 on the OTCQB. The trading price of our Common Stock on the OTCQB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our Common Stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

As a public company, we are subject to complex legal and accounting requirements that will require us to incur significant expenses and expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements increases the cost of compliance and also increases the risk that we will fail to comply. We failed to satisfy the reporting requirements applicable to our Form 10-K for the fiscal year ended December 31, 2011 and for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2014, which necessitated the filing of amendments thereto, and we either filed late or failed to file a number of other reports with the SEC during 2012 and 2013 that were required to have been filed. Failure to comply with these reporting requirements can have numerous adverse consequences including, but not limited to, governmental or private actions against us, an inability to file required periodic reports on a timely basis and loss of market confidence. We cannot assure you that we will be able to comply with all of these requirements going forward, that we will not be subjected to governmental action or sanctions as a result of failure to comply or that the cost of compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

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

As discussed in the preceding risk factors, the market for our Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We have in the past been, and may in the future be, the target of similar litigation. Securities litigation will result in substantial costs and liabilities and will divert management’s attention and resources.

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

Minerals
Property Name	Location	Size	Targeted	Operational Status

Silver,
Dadi	Keshiketeng County	12.48km2/	copper,	Active exploration
	Inner Mongolia,	3,083.88	tin,lead,	Mining license
	China	acres	zinc,	received September
			cadmium	2015

Laopandao	Keshiketeng County	33.67km2/	Silver, copper,	Active exploration
Inner Mongolia,
	China	8,320acres	tin,lead,zinc

Aobaotugounao	Keshiketeng County	21.07km2/	Silver	Inactive
Inner Mongolia,
	China	5,207acres

Yuanlinzi Beishan	Keshiketeng County	51.20km2/	Silver,tin	Inactive
Inner Mongolia,
	China	12,652acres

Shididonggou	Keshiketeng County	3.11km2/	Silver	Inactive
Inner Mongolia,
	China	768acres

Zhuanxinhu	Keshiketeng County	6.24km2/	Silver, copper	Inactive
Inner Mongolia,
	China	1,542acres

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

Mining Claims

The Dadi Property comprises one exploration license, T15120090602031788, which covers 1,248 hectares. The license was granted on August 2, 2013 and is valid until June 30, 2015. The exploration license is under the name of Inner Mongolia Guangda Mining, Ltd. (a wholly owned subsidiary of Sino-Top). The license grants the right to detailed exploration over an area of 12.48 square kilometers in Keshiketeng County, Inner Mongolia. The registrant of the license must file annual geological reports with the local land and resources administration at year end. Prior to expiration of the license, which is usually valid for two years, the registrant can apply for license renewal, which requires relevant materials to be presented in order to show that the stage of exploration work on the property is further advanced. Stages of exploration work advance from reconnaissance, general exploration, detailed exploration and prospecting. If the registrant cannot fully complete the necessary exploration work on the property due to geological conditions, the registrant has one opportunity to apply for the license renewal at the same stage of exploration. The application materials for renewal presented to the Land and Resources Department include property location map, exploration license, opinions from the local government, exploration work design/contracts, qualification certificates of contractors, source of project funds, annual exploration reports reviewed/approved by the local land and resources administration and financial reports. While management expects that the license will be renewed following application, there can be no assurance thereof. On September 24, 2014, the Chifeng Land Resources Bureau issued the mining license, C1500002015093210139788, valid for eleven years, from this date to September 24, 2026.

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

2015 Operations

Tunneling and mine development projects have been completed at Dadi, with approximately 390m of tunneling (including 240m adit and 150m ventilation shaft) completed in 2015. In addition, the shaft above the main mining tunnel, with the temporary head frame completed, has progressed to 200m deep and inclined shaft inside adit No.IV has progressed to 110m in total. Preliminary design of mill and tailings pond have been completed. Preliminary design of mining and infrastructure of a comprehensive building are currently in progress. The Company incurred exploration expenses of RMB11.016 million or approximately $1.754 million.

The environmental impact assessment report had passed and was received on June 2, 2015. The Dadi mining license was obtained on September 24, 2015 with a term of validity of 11 years, on which minable minerals including zinc, silver, lead and scale of production of 300,000t per year was registered.

Exploration Plans for 2016

As of the filing of this report, the 2016 exploration plans at Dadi had not been finalized or approved by the board of directors of Sino-Top.

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

2015

The Company continued pursuing the issuance of the mining license, incurring exploration expenses of RMB140,000 or approximately $22,300.

Exploration Plans for 2016

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

At present, field projects for the yearly exploration season were completed with 502.45m drilling (2 holes) completed during 2014. In addition, chemical analysis was completed for 14 samples. No industrial-value mineralization was detected. The total cost of exploration work completed by Sino-Top in 2014 was approximately RMB192,000 or approximately $31,000. There was no exploration work completed in 2015.

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

At present, field projects for the yearly exploration season were accomplished with 845.01m drilling (3 holes) having been drilled. In addition, 4.2km geophysical profiling was completed. Chemical analysis was completed for 51 samples. The total cost of exploration work completed by Sino-Top in 2014 was approximately RMB635,100 or approximately $102,000. There was no exploration work completed in 2015.

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

At present, field projects for the yearly exploration season were completed with 4,399.84m of drilling (16 holes). In addition, 6.24km2 geophysical prospecting was completed. Chemical analysis was completed for 375 samples. The total cost of exploration work completed by Sino-Top in 2014 was approximately RMB2.520 million or approximately $405,800. There was no exploration work completed in 2015.

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

Item 3. Legal proceedings

On September 19, 2014, the Investor filed a complaint in the Court of the Chancery of the State of Delaware (the “Court”), to recover the $1,014,140 of the $1,069,279 advanced. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The Investor has also named Travellers and Mr. Hazout, a director and chief executive officer of the Company. The Company retained counsel in Delaware and filed a Motion to Dismiss. The Court subsequently accepted our appeals for removal of these additional two parties from the complaint, on June 3, 2015 for Travellers and on August 6, 2015 for the director and chief executive officer of the Company. The Company retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, the Court proposed a date of November 26, 2014 for the plaintiff to file his answering brief in response to this Motion to Dismiss and the Company to file its reply brief to the plaintiff’s answering brief, on or before December 12, 2014. These briefs were filed. On January 7, 2015, the Company filed a counterclaim as a consequence of its reliance on the Investor advancing the funds which would have resulted in the Company not having its equity investment diluted. The Company has filed a counterclaim for $120,000,000, seeking damages for failure to meet funding obligations.. There cannot be any assurance of the outcome of this litigation.

Further, on January 7, 2015, Travellers and Mr. Hazout moved to dismiss the action against them for lack of personal jurisdiction under Rule 12(b)(2) of the Superior Court Rules. On June 3, 2015, the Superior Court granted the motion to dismiss as to Travellers, but denied the motion to dismiss as to Mr. Hazout. Mr. Hazout filed a motion for reargument on June 8, 2015, which the Superior Court denied on June 18, 2015. Mr. Hazout filed a Notice of Appeal before the Delaware Supreme Court on July 7, 2015, which the Court accepted on August 6, 2015. The hearing in the appeal motion to dismiss the case was heard on January 20, 2016 and on February 26, 2016, the Delaware Supreme Court issued its ruling finding that Mr. Hazout is subject to personal jurisdiction in Delaware.

On August 3, 2015, shareholder Su Hu filed a Verified Complaint in the Delaware Court of Chancery (the “Court”) seeking to compel the Company to hold an annual meeting of stockholders, pursuant to 8 Del. C. § 211. On August 24, 2015, the Issuer filed its Answer to Su Hu’s Verified Complaint. The Company’s Answer admitted each factual allegation contained in Su Hu’s Verified Complaint, including that “Pursuant to 8 Del. C. § 211(c), Plaintiff is entitled to an order of this Court summarily directing the Issuer to promptly hold an Annual Meeting. On or about February 3, 2016, Su Hu filed a motion in the Court to seek a court order to postpone the Annual Stockholders Meeting by 29 days from February 18, 2016 to March 18, 2016 on an alternate slate of the Company’s directors and according to Su Hu’s motion, the proposed sale by the Company of virtually all of it assts. The Company filed a motion to oppose Su Hu’s motion, Hu filed a reply memorandum on February 10, 2016. On February 11, 2016, the Court denied Hu’s motion to postpone the annual meeting but left open the opportunity for Hu to file an amended complaint to challenge the meeting on other grounds. On February 22, 2016, upon the refiling of a motion by Hu, the Court granted the motion and enjoined the Company from holding the 2016 Annual Meeting of Stockholders before March 24, 2016.

On February 26, 2016, one of the Company’s convertible debt holder’s, Tonaquint, Inc., a Utah corporation (“Tonaquint”), sent a letter to the Company detailing breaches by the Company of the transaction documents and events of default and demanding full payment of the outstanding balance of the note by March 2, 2016. The Company didn’t respond to the demand letter and on March 5, 2016, Tonaquint filed a lawsuit in the district court, district of Utah, central division, demanding payment of the balance owing of $8,822,073. This amount does not include interest and fees accrued after February 26, 2016, which will continue to accrue and the attorney’s fees and costs associated with the collection and enforcement of this lawsuit.

The Company entered into a Settlement and Securities Purchase Agreement (the “Agreement”), dated as of April 7, 2016, with Tonaquint, Pursuant to the Agreement on April 8, 2016, Tonaquint purchased a new Secured Convertible Promissory Note in the principal amount of $6,836,557 (the “New Note”) which was paid for by Tonaquint delivering $400,000 to the Company and surrendering a previously issued Secured Convertible Promissory Note having an outstanding balance in the amount of $9,093,950 (the “Prior Note Balance”). The New Note Purchase Price was $6,816,557 and was computed as follows: an initial principal balance of 6,836,557, less a $20,000 fee to cover Investor’s legal fees and other transaction expenses. As part of the transaction, Tonaquint forgave $2,677,393 of the Prior Note Balance.

Under the Agreement the Company and Tonaquint agreed that, upon the mutual agreement of both parties, Tonaquint may make additional investments (each an “Additional Investment”) pursuant to a Secured Convertible Promissory Note (the “Additional Note” and together with the New Note, the “Notes”).

The New Note and any Additional Notes are secured by a security agreement whereby the company has granted Tonaquint a security interest in all of its assets to secure the Company’s performance of its obligations under the New Note and the Additional Notes, and a Pledge Agreement whereby the Company pledged all of its right, title and interest in and to the equity interest held by the Company in Sino-Top to secure the performance of the Company’s obligations under the New Note and Additional Notes. The New Note provides for customary events of default, including, but not limited to, cross defaults to specified other debt of the Company and its subsidiaries. Tonaquint, pursuant to the terms of the New Note, is subject to an ownership limitation of 9.99% (the “Limitation”). If Tonaquint comes to beneficially own a number of the Company’s shares in excess of 9.99%, the Company must not issue to Tonaquint shares of Common Stock which would exceed the Limitation.

Upon execution of the Agreement, the Company received a general release of any claims Tonaquint may have had against the Company and the Company granted the Tonaquint a general release of any claims the Company may have had against Tonaquint. Upon the execution of the transaction documents related to the Agreement, an action brought by Tonaquint against the Company in the United States District court, District of Utah, Central Division is being dismissed.

Under the Agreement, on the earlier of: (i) Company’s next annual meeting of stockholders or (ii) six (6) months from the date hereof (the “Share Reserve Date”), the Company will reserve 150,000,000 shares of Common Stock from its authorized and unissued Common Stock to provide for the issuance of Common Stock pursuant to conversions of the Notes (the “Share Reserve”). Furthermore, from and after the Share Reserve Date and until such time that all outstanding Notes have been paid in full, the Company shall require the transfer agent to maintain the Share Reserve. The Company shall further require its transfer agent to hold such shares of Common Stock exclusively for the benefit of Tonaquint and to issue such shares to Tonaquint promptly upon Tonaquint’s delivery of a conversion notice under the New Note and any Additional Notes.

So long as the New Note and any Additional Notes are outstanding Tonaquint also has the right to appoint an observer to the Company’s board, who will receive timely notice of, and can participate in, the Company’s board meetings.

Tonaquint also received a right to participate in any of the Company’s future financings to the extent of 50% of any such future financing transaction.

Pursuant to the Agreement, the Company additionally entered into a confession of judgment pursuant which it agreed that the United States District Court for the District of Utah, Central Division, at the request and discretion of counsel for Tonaquint and upon the occurrence of an event of default under the New Note, may enter judgment in the amount of $6,836,557 plus accrued interest, fees, charges and reasonable attorney’s fees and costs less any payments made by the Company under the New Notes.

The New Note has a principal balance of $6,836,557 and carries an annual interest rate of 12%. Tonaquint may convert the New Note at any time beginning December 31, 2016 and until the outstanding balance on the Note is paid in full. The maturity date of the New Note is March 31, 2019 (the “Maturity Date”)

The conversion price for each Lender Conversion (as defined below) shall be $0.015 (the “Lender Conversion Price”). However, in the event the Company’s Market Capitalization (as defined in the New Note) falls below $4,000,000.00 at any time, then in such event (a) the Lender Conversion Price for all conversions by Tonaquint occurring after the first date of such occurrence shall equal the lower of the Lender Conversion Price or the Market Price (as defined in the New Note) as of any applicable date of conversion, and (b) the true-up provisions of the promissory note shall apply to all Lender Conversions that occur after the first date the Market Capitalization falls below $4,000,000.00.

Beginning on December 31, 2016 and on the same day of each month thereafter until the Maturity Date (each, an “Installment Date”), if paying in cash, the Company shall pay to Tonaquint the applicable Installment Amount due on such date and if paying in Installment Conversion Shares (as defined below), the Company shall deliver such Installment Conversion Shares on or before the delivery date. As used in the Installment Amount means $100,000.

Payments of each Installment Amount may be made (a) in cash, or (b) by converting such Installment Amount into shares of Common Stock (“Installment Conversion Shares,” and together with the Lender Conversion Shares, the “Conversion Shares”) (each an “Installment Conversion”) per the following formula: the number of Installment Conversion Shares equals the portion of the applicable Installment Amount being converted divided by the Installment Conversion Price, or (c) by any combination of the foregoing, so long as the cash is delivered to Lender on the applicable Installment Date and the Installment Conversion Shares are delivered to Lender on or before the applicable delivery date. Notwithstanding the foregoing, the Company will not be entitled to elect an Installment Conversion with respect to any portion of any applicable Installment Amount and shall be required to pay the entire Amount of such Installment Amount in cash if on the applicable Installment Date there is Equity Conditions Failure (as defined in the New Note), and such failure is not waived in writing by Tonaquint.

On the date that is twenty trading days (a “True-Up Date”) from each date that the Installment Conversion Shares delivered by the Company to Tonaquint become cleared for resale by any applicable compliance departments of Tonaquint’s brokerage firm or clearing firm, and such shares have been deposited in such clearing firm's account for the benefit of Tonaquint, there shall be a true-up where the Company shall deliver to Lender additional Installment Conversion Shares (“True-Up Shares”) if the Installment Conversion Price as of the True-Up Date is less than the Installment Conversion Price used in the applicable installment notice. In such event, the Company shall deliver to Tonaquint within three trading days of the True-Up Date a number of True-Up Shares equal to the difference between the number of Installment Conversion Shares that would have been delivered to Tonaquint on the True-Up Date based on the Installment Conversion Price as of the True-Up Date and the number of Installment Conversion Shares originally delivered to Tonaquint pursuant to the applicable installment notice.

Upon the sale by Company of all equity interests held by the Company in Sino-Top, Tonaquint may cause the Company to repay its outstanding balance on promissory notes held by Tonaquint or redeem New Note at the Redemption Value (as defined in the New Note).

In connection with the foregoing, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for common equity and other shareholder matters

Our Common Stock is quoted on the Over-the-Counter market (“OTCQB”) under the symbol “SDRG.” On April 27, 2016, the last reported sale of our Common Stock as reported on the OTCQB was $0.026 per share. Our Common Stock commenced trading on the OTCQB on January 1, 2001, and trading has been limited since then; there can be no assurance that a viable and active trading market will develop. There can be no assurance that even if a market were developed for our shares, there will be a sufficient market so that holders of Common Stock will be able to sell their shares, or with respect to any price at which holders may be able to sell their shares. Future trading prices of our Common Stock will depend on many factors, including, among others, our operating results and the market for similar securities.

The following table shows the quarterly high and low trade prices for one share of our Common Stock on the OTCQB. The prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	Sales Price on the
	Over-The-Counter ($)
	High	Low
Fiscal Year Ended December 31, 2015
First Quarter	0.053	0.025
Second Quarter	0.036	0.016
Third Quarter	0.038	0.010
Fourth Quarter	0.045	0.018

Fiscal Year Ended December 31, 2014
First Quarter	0.008	0.003
Second Quarter	0.023	0.005
Third Quarter	0.050	0.015
Fourth Quarter	0.058	0.031

Holders

As of the date of this filing, there were 369 shareholders of record of our Common Stock.

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

Equity Compensation Plan Information

The Company has no equity compensation plans in effect as of December 31, 2015 or on the date of this filing.

Sales of Unregistered Securities during 2015 `

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

Plans for the Year 2016

Our management and Board are assessing recent developments, our financial position and related risks, and evaluating our alternatives. These alternatives may include dissolution or bankruptcy. See “Risk Factors”.

Subject to the foregoing, with respect to operations, Sino-Top’s primary plan is to obtain a mineral mining right and processing license at Laopandao. In January 2013, Sino-Top obtained a mining area delimitation approval for Dadi issued by the Land & Resources Department of Inner Mongolia. The mining license application requirements were fulfilled and submitted in 2013.The mining right license was received on September 24, 2015. In addition, Dadi, plans include mill and tailings pond construction; continue the core drilling, trenching and tunneling program; conduct a metallurgical study of the minerals; and perform additional sample testing and assaying. At Laopandao, while not yet finalized or approved by the board of directors of Sino-Top, plans are to find a buyer and sell the property once a mining right license is obtained. There is no assurance that a buyer may be found or that a mining right license may be obtained. As previously disclosed, on December 29, 2015, the Company entered into an equity transfer agreement with Beijing Shengda Industrial Group Ltd. (“BSIG”), pursuant to which the Company agreed to sell its 20% interest in Inner Mongolia Guangda Mining Ltd. (“Guangda”), a wholly owned subsidiary of Sino-Top, which owns the two properties, Dadi and Laopandao, subject to adjustments provided in the agreement and various approvals. On February 4, 2016, the Company announced that its Board rejected this offer and provided a counter offer.

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

Results of Operations for the Years Ended December 31, 2015 and 2014

Net sales were $nil for both of the years ended December 31, 2015 and December 31, 2014, as there was no production at any of the properties.

The net loss for the year ended December 31, 2015 was $6,084,317, significantly higher than the net loss of $3,575,284 in the prior year, primarily due to increased interest expense and penalties on the convertible notes payable.

The general and administration expenses decreased significantly by $145,823 from $1,062,044 for the year ended December 31, 2014 compared to $916,221 for the year ended December 31, 2015, as we took measures to decrease operating costs relating to the head office, lower management fees due to a director’s contract expiring at the end of August 2014 and changes to the fees paid to one of our operations staff in China along with reduced activity in China.

Total other expenses increased significantly by $2,654,856 from $2,513,240 for the year ended December 31, 2014, compared to $5,168,096 for the year ended December 31, 2015, primarily due to increased penalties on the convertible notes payable offset by a reduction in our net loss on equity investment.

Liquidity and Capital Resources

As of December 31, 2015, we had a cash balance of $1,093 and current debt obligations in the amount of $12,514,012. We do not have sufficient funds to satisfy our current debt obligations. Should our creditors seek or demand payment, we do not have the resources to pay or satisfy any such claims. Thus, we face a risk of bankruptcy.

As discussed in Item 1, we received advances totaling $1,069,279 from the Investor in contemplation of a secured loan and change of control transaction that had not closed. This amount is included within our current debt obligations. In addition to having insufficient cash to pay our debts, we have no funds to support any business operations. We have been unable to satisfy our commitment to fund 44.44% of owners’ contributions to the Sino-Top joint venture, and we did not meet the deadlines on required contributions for our equity investment. The result was a loss in the interest in our equity investment, from 40% to 20%, effective June 30, 2014. As noted above under “Sino-Top Joint Venture”, on October 7, 2014, the Company announced that its Foreign Cooperative Joint Venture in China, Sino-Top, had signed an understanding with Shengda to be acquired subject to third party evaluation and all other regulatory approvals and filings. Shengda is the majority shareholder of Sino-Top. On October 21, 2015, the Company signed a transaction memorandum with Shengda, to receive cash consideration for its equity interest in Sino-Top. Shengda agreed to advance RMB5.0 million or approximately $770,000 in two installments for certain transaction costs and for general corporate purposes. The first installment of RMB2.5 million or approximately $385,000 was received on October 22, 2015 and the second installment of RMB2.5 million or approximately $385,000 was received on December 30, 2015 from a related company of Shengda, Beijing Shengda Industrial Group Ltd., (“BSIG”). Further, on December 29, 2015, the Company entered into an equity transfer agreement with BSIG, pursuant to which the Company agreed to sell its 20% interest in Guangda, a wholly owned subsidiary of Sino-Top for RMB161,922,820 or approximately $25 million, subject to adjustments provided in the agreement and various approvals.

On February 4, 2016, the Company made Shengda a counter offer, the terms of which include a purchase price of RMB265,000,000 or approximately $40.916 million for the Company’s 20% interest in Sino-Top, which includes all six properties with the purchase price being paid in two installments, 50% on closing and 50% on approval by all appropriate regulatory authorities, including the China Securities Regulatory Commission and Ministry of Commerce no later than December 31, 2016. Accordingly, the Company considers the agreement with BSIG to be terminated.

The Sino-Top board met on March 29, 2014 and passed resolutions regarding corporate operation plans, the budget and the funding schedule for 2014. The 2014 funding gap was Renminbi (“RMB”)171.0 million or approximately $26.317 million. In accordance with the investment ratio of 5:4, the Company should have contributed RMB76.0 million or approximately $11.696 million. Approximately 85% of the budget was dedicated to exploration activity. The Company’s investment in Sino-Top would be diluted to 20% if it did not make a contribution of RMB50.0 million or approximately $7.695 million by April 8, 2014 (on April 1, 2014, the Company was granted an extension from April 8, 2014 to April 15, 2014) and a further contribution of RMB26.0 million or approximately $4.001 million by June 15, 2014, with no further required contributions. These were cumulative amounts and included past contributions which were not made by the Company. The Company was not able to meet the deadlines noted and as a result, its investment in Sino-Top was diluted to 20% on June 30, 2014. The Company had been in discussions with Sino-Top and the Investor, to satisfactorily make its required contributions, but was unsuccessful.

On May 31, 2015, the Sino-Top board of directors finalized the 2015 budget. The total budget for 2015 was set at RMB133.937 million or approximately $20.613 million. Approximately 80% of the budget was dedicated to exploration activity.

All amounts approximate the noon exchange rate as reported by the Bank of Canada on April 27, 2016.

To pay our debts and to fund any future operations, we require significant new funds, which we may not be able to obtain. In addition to the funds we require to liquidate our $12,514,012 in current debt obligations, we estimate that we must raise approximately $750,000 to fund capital requirements and general corporate expenses for the next 12 months.

Our primary cash requirements are for the exploration and acquisition of mining exploration properties and corporate and administrative costs. At December 31, 2015, we had a working capital deficit of $12,179,082 (2014-$7,312,054). During 2014 and 2015, we did not contribute funds to Sino-Top for exploration purposes. For the year ended December 31, 2015 we used cash of $736,662 (2014-$771,560) on operating activities.

During 2014, we received RMB100,000 or $16,520 relating to the final receipt on the sale of our interest in Chifeng.

During 2010, 2011, 2012, 2014 and 2015, we undertook, and we had defaulted under the terms of a number of convertible note financings, as set forth below:

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

During the year ended December 31, 2015, the lender charged late penalties of $3,908,426.

On February 26, 2016, Tonaquint sent a letter to the Company detailing breaches by the Company of the transaction documents and events of default and demanding full payment of the outstanding balance of the note by March 2, 2016. The Company didn’t respond to the demand letter and on March 5, 2016, Tonaquint filed a lawsuit in the district court, district of Utah, central division, demanding payment of the balance owing of $8,822,073. This amount does not include interest and fees accrued after February 26, 2016, which will continue to accrue and the attorney’s fees and costs associated with the collection and enforcement of this lawsuit.

The Company entered into a Settlement and Securities Purchase Agreement (the “Agreement”), dated as of April 7, 2016, with Tonaquint, Pursuant to the Agreement on April 8, 2016, Tonaquint purchased a new Secured Convertible Promissory Note in the principal amount of $6,836,557 (the “New Note”) which was paid for by Tonaquint delivering $400,000 to the Company and surrendering a previously issued Secured Convertible Promissory Note having an outstanding balance in the amount of $9,093,950 (the “Prior Note Balance”). The New Note Purchase Price was $6,816,557 and was computed as follows: an initial principal balance of 6,836,557, less a $20,000 fee to cover Tonaquint’s legal fees and other transaction expenses. As part of the transaction, Tonaquint forgave $2,677,393 of the Prior Note Balance.

Under the Agreement the Company and Tonaquint agreed that, upon the mutual agreement of both parties, Tonaquint may make additional investments (each an “Additional Investment”) pursuant to a Secured convertible Promissory Note (the “Additional Note” and together with the New Note, the “Notes”).

The New Note and any Additional Notes are secured by a security agreement whereby the company has granted Tonaquint a security interest in all of its assets to secure the Company’s performance of its obligations under the New Note and the Additional Notes, and a Pledge Agreement whereby the Company pledged all of its right, title and interest in and to the equity interest held by the Company in Sino-Top to secure the performance of the Company’s obligations under the New Note and Additional Notes. The New Note provides for customary events of default, including, but not limited to, cross defaults to specified other debt of the Company and its subsidiaries. Tonaquint, pursuant to the terms of the New Note, is subject to an ownership limitation of 9.99% (the “Limitation”). If Tonaquint comes to beneficially own a number of the Company’s shares in excess of 9.99%, the Company must not issue to Tonaquint shares of Common Stock which would exceed the Limitation.

Upon execution of the Agreement, the Company received a general release of any claims Tonaquint may have had against the Company and the Company granted Tonaquint a general release of any claims the Company may have had against Tonaquint. Upon the execution of the transaction documents related to the Agreement, an action brought by Tonaquint against the Company in the United States District court, District of Utah, Central Division is being dismissed.

Under the Agreement, on the earlier of: (i) Company’s next annual meeting of stockholders or (ii) six (6) months from the date hereof (the “Share Reserve Date”), the Company will reserve 150,000,000 shares of Common Stock from its authorized and unissued Common Stock to provide for the issuance of Common Stock pursuant to conversions of the Notes (the “Share Reserve”). Furthermore, from and after the Share Reserve Date and until such time that all outstanding Notes have been paid in full, the Company shall require the transfer agent to maintain the Share Reserve. The Company shall further require its transfer agent to hold such shares of Common Stock exclusively for the benefit of Tonaquint and to issue such shares to Tonaquint promptly upon Tonaquint’s delivery of a conversion notice under the New Note and any Additional Notes.

So long as the New Note and any Additional Notes are outstanding Tonaquint also has the right to appoint an observer to the Company’s board, who will receive timely notice of, and can participate in, the Company’s board meetings.

Tonaquint also received a right to participate in any of the Company’s future financings to the extent of 50% of any such future financing transaction.

Pursuant to the Agreement, the Company additionally entered into a confession of judgment pursuant which it agreed that the United States District Court for the District of Utah, Central Division, at the request and discretion of counsel for Tonaquint and upon the occurrence of an event of default under the New Note, may enter judgment in the amount of $6,836,557 plus accrued interest, fees, charges and reasonable attorney’s fees and costs less any payments made by the Company under the New Notes.

The New Note has a principal balance of $6,836,557 and carries an annual interest rate of 12%. Tonaquint may convert the New Note at any time beginning December 31, 2016 and until the outstanding balance on the Note is paid in full. The maturity date of the New Note is March 31, 2019 (the “Maturity Date”)

The conversion price for each Lender Conversion (as defined below) shall be $0.015 (the “Lender Conversion Price”). However, in the event the Company’s Market Capitalization (as defined in the New Note) falls below $4,000,000.00 at any time, then in such event (a) the Lender Conversion Price for all conversions by Tonaquint occurring after the first date of such occurrence shall equal the lower of the Lender Conversion Price or the Market Price (as defined in the New Note) as of any applicable date of conversion, and (b) the true-up provisions of the promissory note shall apply to all Lender Conversions that occur after the first date the Market Capitalization falls below $4,000,000.00.

Beginning on December 31, 2016 and on the same day of each month thereafter until the Maturity Date (each, an “Installment Date”), if paying in cash, the Company shall pay to Tonaquint the applicable Installment Amount due on such date and if paying in Installment Conversion Shares (as defined below), the Company shall deliver such Installment Conversion Shares on or before the delivery date. As used in the Installment Amount means $100,000.

Payments of each Installment Amount may be made (a) in cash, or (b) by converting such Installment Amount into shares of Common Stock (“Installment Conversion Shares,” and together with the Lender Conversion Shares, the “Conversion Shares”) (each an “Installment Conversion”) per the following formula: the number of Installment Conversion Shares equals the portion of the applicable Installment Amount being converted divided by the Installment Conversion Price, or (c) by any combination of the foregoing, so long as the cash is delivered to Lender on the applicable Installment Date and the Installment Conversion Shares are delivered to Lender on or before the applicable delivery date. Notwithstanding the foregoing, the Company will not be entitled to elect an Installment Conversion with respect to any portion of any applicable Installment Amount and shall be required to pay the entire Amount of such Installment Amount in cash if on the applicable Installment Date there is Equity Conditions Failure (as defined in the New Note), and such failure is not waived in writing by Tonaquint.

On the date that is twenty trading days (a “True-Up Date”) from each date that the Installment Conversion Shares delivered by the Company to Tonaquint become cleared for resale by any applicable compliance departments of Tonaquint’s brokerage firm or clearing firm, and such shares have been deposited in such clearing firm's account for the benefit of Tonaquint, there shall be a true-up where the Company shall deliver to Lender additional Installment Conversion Shares (“True-Up Shares”) if the Installment Conversion Price as of the True-Up Date is less than the Installment Conversion Price used in the applicable installment notice. In such event, the Company shall deliver to Tonaquint within three trading days of the True-Up Date a number of True-Up Shares equal to the difference between the number of Installment Conversion Shares that would have been delivered to Tonaquint on the True-Up Date based on the Installment Conversion Price as of the True-Up Date and the number of Installment Conversion Shares originally delivered to Tonaquint pursuant to the applicable installment notice.

Upon the sale by Company of all equity interests held by the Company in Sino-Top, Tonaquint may cause the Company to repay its outstanding balance on promissory notes held by Tonaquint or redeem New Note at the Redemption Value (as defined in the New Note).

In connection with the foregoing, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

Vis Vires Note Financing

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

On October 1, 2015, a lender converted a portion of their note in the amount of $20,000, for 3,076,923 common shares of the Company. Further, on October 5, 2015 the lender converted a portion of their note in the amount of $25,000, for 3,424,658 common shares of the Company.

ADAR Bays Note Financing

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

Summary of Status of Outstanding Notes

The outstanding notes described above, which include principal, interest and penalties total $8,558,759. Of this total, $8,507,532, are currently past due, as a result of our breach of various applicable covenants. Each lender continues to have the option to convert all or a portion of their convertible notes into common shares of the Company. But, with a limited number of common shares available to be issued and with the current trading price, the Company does not have sufficient common stock to issue for a conversion of some or all of the outstanding convertible notes.

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

On September 19, 2014, the Investor filed a complaint in the Court of the Chancery of the State of Delaware (the “Court”), to recover $1,014,140 of the $1,069,279 advanced. The Investor is seeking action for unjust enrichment, fraud and violations of the Delaware Uniform Fraudulent Transfer Act. The Investor has also named Travellers and the director and chief executive officer of the Company. The Court subsequently accepted our appeals for removal of these two parties from the complaint, on June 3, 2015 for Travellers and on August 6, 2015 for the director and chief executive officer. The Company retained counsel in Delaware and filed a Motion to Dismiss. Subsequently, the Court proposed a date of November 26, 2014 for the plaintiff to file his answering brief in response to this Motion to Dismiss and the Company to file its reply brief to the plaintiff’s answering brief, on or before December 12, 2014. These briefs were filed.

On January 7, 2015, the Company filed a counterclaim for $120,000,000, seeking damages for failure to meet funding obligations, as a consequence of its reliance on the Investor advancing the funds which would have resulted in the Company not having its equity investment diluted.

Further, on January 7, 2015, Travellers and Mr. Hazout moved to dismiss the action against them for lack of personal jurisdiction under Rule 12(b)(2) of the Superior Court Rules. On June 3, 2015, the Superior Court granted the motion to dismiss as to Travellers, but denied the motion to dismiss as to Mr. Hazout. Mr. Hazout filed a motion for reargument on June 8, 2015, which the Superior Court denied on June 18, 2015. Mr. Hazout filed a Notice of Appeal before the Delaware Supreme Court on July 7, 2015, which the Court accepted on August 6, 2015. The hearing in the appeal motion to dismiss the case was heard on January 20, 2016 and on February 26, 2016, the Delaware Supreme Court issued its ruling finding that Mr. Hazout is subject to personal jurisdiction in Delaware.

Loan Facility with Travellers

On November 19, 2012, by resolution and without a written agreement, the Company’s Board approved a loan facility pursuant to which Travellers ), a company controlled by the Company’s President, Chief Executive Officer and Principal Financial and Accounting Officer, Marc Hazout, had made certain historical loans to or for the benefit of the Company and may in the future make future loans to or for the benefit of the Company. The Board resolved (1) to treat all historical loans, and any potential future loans, as unsecured, due on demand and non-interest bearing and (2) to retain the discretion to terminate its prospective approval of potential future loans at any time. During 2012, Travellers loaned the Company $200,600 and the Company repaid $ 12,600. During 2013, Travellers loaned the Company $201,000 and the Company repaid $389,000. The amounts loaned by Travellers and repaid by the Company from January 1, 2014 through to the date of this filing, in Canadian dollars, are as follows:

Date	Loan Amount Advanced	Loan Amount Repaid

March 24, 2014	10,000
May 1, 2014	10,000
May 20, 2014	75,000
July 2, 2014	15,000
August 1, 2014	35,000
September 2, 2014	29,000
October 1, 2014	15,000
October 22, 2014	6,000
November 27, 2014	15,000
January 2, 2015	1,000
January 19, 2015		1,000
February 4, 2015	3,500
February 11, 2015		3,500
February 20, 2015		3,000
March 2, 2015	10,000
July 25, 2015		4,000
August 4, 2015		16,000
August 11, 2015		3,500
September 1, 2015	1,500
October 29, 2015		195,000

As of December 31, 2015, the amount owing to Travellers under the loan facility was $nil (2014-210,000 (CAD) or $167,832). As of the date of this filing, the amount owing to Travellers was $nil.

2015 Equity Issuances

During the year, a total of 20,626,032 (2014-12,384,147) shares were issued on the conversion of notes. In addition, 557,143 (2014-650,000) shares were cancelled.

Going Concern

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At December 31, 2015, the Company had a working capital deficit of $12,179,082 (December 31, 2014 –$7,312,054), has not achieved profitable operations, incurred a net loss of $6,084,317 for the year ended December 31, 2015 (2014 – $3,575,284), has accumulated losses of $57,856,749 since its inception and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations.

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

As management was unable to secure sufficient financing during the year, and/or extend the payoff date for its convertible debt holders, the Company may ultimately file for bankruptcy. Since the dates to make the required contributions for the equity investment in the prior year were not met, the Company’s equity interest was diluted to 20%. On October 7, 2014, the Company announced that Sino-Top, its equity investment, had signed an understanding with Shengda Mining Co., Ltd. (“Shengda”), to be acquired subject to a third party evaluation and all other regulatory approvals and filings. As a result, there is no current effort, nor a requirement, to raise additional financing for the Company’s equity investment. On October 21, 2015, the Company signed a transaction memorandum with Shengda, to receive cash consideration/advances for its equity interest in Sino-Top. Shengda agreed to advance RMB5.0 million or approximately $770,000 in two installments for certain transaction costs and for general corporate purposes. These advances were received during the year from Shengda and a related company of Shengda, Beijing Shengda Industrial Group Ltd (“BSIG). If the transaction with Shengda, to have it acquire our interest in Sino-Top is not completed successfully and if the Company does not increase its mining operations, it may be required to significantly limit its business activities and dissolve. Further, on December 29, 2015, the Company entered into an Equity Transfer Agreement with BSIG pursuant to which the Company agreed to sell its 20% interest in Inner Mongolia Guangda Mining Ltd. (“Guangda”), a wholly owned subsidiary of Sino-Top to Shengda for RMB161,922,820 or approximately $25 million, subject to adjustments provided in the agreement and various approvals. As noted above, the Company received the second installment of RMB2.5 million or approximately $385,000, upon execution of the agreement.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2015 (the “Evaluation Date”). Based on this evaluation, Marc Hazout, our chief executive officer and principal financial officer, concluded as of the Evaluation Date that such disclosure controls and procedures were not effective as of the Evaluation Date. Such conclusions were based on insufficient funds to properly staff the financial function, the resulting lack of segregation of duties and the restatement of the 2014 10-K.

Report by Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The framework used by management to evaluate internal controls over financial reporting is Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), as implemented by their subsequent publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Marc Hazout, our chief executive officer and principal financial officer, concluded that our internal control over financial reporting was not effective for the year ended December 31, 2015. The matters involving internal controls over financial reporting that may be considered material weaknesses included insufficient funds to properly staff the financial function, the resulting lack of segregation of duties and the restatement of the 2014 10-K as noted about under “Evaluation of Disclosure Controls and Procedures”.

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

Changes in internal controls

There were no changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Information about our directors and executive officers as of the date of this filing is set forth below:

Name	Age	Position	Date of first election or appointment

Executive Officers

Marc Hazout	51	Chief Executive Officer, President, Principal Financial and Accounting Officer and Director	May 31, 2002

Directors
Manuel Chan	66	Director	August 7, 2007

Haijun Tang	42	Director	April 9, 2013

David Wahl	71	Director	March 25, 2015

A brief biography of our directors and executive officers follows. Each director has been elected to serve until our next annual meeting of shareholders and until his successor has been elected and qualified. Each executive officer serves at the discretion of our board of directors.

Mr. Marc Hazout, age 51, founded Silver Dragon Resources Inc. in 2005 and currently serves as a Director, President, CEO and Principal Financial and Accounting Officer . Mr. Hazout brings over 15 years of experience in public markets, finance and business operations to Silver Dragon Resources Inc. Over the past several years, Mr. Hazout has been involved in acquiring, restructuring and providing management services as both a director and an officer to several publicly traded companies. Specifically, from 2014 to the present, Mr. Hazout was a director, chairman and president with SusGlobal Energy Corp., a company that is involved in renewable energy. In 1998, Mr. Hazout founded and has been President and CEO of Travellers, a private investment banking firm headquartered in Toronto. Over the past few years, Travellers has focused on building relationships in China with the objective of participating in that country’s growth opportunities. Mr. Hazout attended York University in Toronto studying International Relations and Economics. Mr. Hazout speaks English, French, Hebrew and Arabic as well as some Spanish and Italian. The determination was made that Mr. Hazout should serve on our Board of Directors due to the fact that he is a founding member and CEO of the company, possesses significant experience in securities and capital markets and brings an extensive network of relationships in China.

Mr. Manuel Chan, age 66, is a real estate agent and has over 20 years of experience in this field. Through his business dealings, Mr. Chan has established an extensive network of business and personal relationships throughout the Hong Kong and China investment community. Mr. Chan is also a member of the Board of Directors of Sino-Top, of which the Company owns a 20% equity interest. He holds a Bachelor of Commerce Degree in Management Information Systems and Accounting from the University of British Columbia, Canada. The determination was made that Mr. Chan should serve on our Board of Directors due to his experience and extensive professional relationships in China.

Mr. David Wahl, age 71, was appointed to our Board of Directors on April 1, 2015. From 1995 to the present, Mr. Wahl has been the President and CEO of Southampton Associates - Consulting Engineers & Geoscientist, a private consulting concern specializing in mining and technical issues for corporate clients, financial institutions and governments. Mr. Wahl is a Director of Renforth Resources Inc. (TSX-V) and Li 3 Energy Inc. (LIEG). Mr. Wahl also has served in a technical advisory capacity to certain financial institutions, government agencies, and national legal and accounting firms. As a past director of the Prospectors and Developers Association, Mr. Wahl provided independent peer review of the OSC/TSE Mining Standard Task Force and for Canadian National Instrument 43-101. Mr. Wahl contributed to a similar review process as co-chair of the Professional Engineers of Ontario Review Committee. Mr. Wahl is a graduate of the Colorado School of Mines and received a degree as an Engineer of Mines in 1968. He is a member of the Professional Engineers of Ontario (P.Eng), Professional Geoscientists of Ontario (P.Geo) and Institute of Corporate Directors (ICD.D).

Mr. Wahl’s qualifications to serve on the board of directors include his far-reaching technical experience with companies involved in the mining and mineral industry.

Mr. Haijun Tang, age 42, is currently the head of HIC, a.k.a. Exploration Unit of North China Geological Exploration Bureau. Mr. Tang has been head of HIC since July 2012. Prior to that, he served with Tianjin North China Geological Exploration Bureau, the parent of HIC, for six years, taking various posts such as director of the general office and director of the asset management department. HIC holds approximately 8.6 million shares of the Company. HIC is also a joint venture partner of the registrant. The determination was made that Mr. Tang should serve on our Board of Directors due to the following: Mr. Tang replaced Mr. Guoqiang Hao, a former director of the company, as Head of HIC. Mr. Hao resigned from the Board of Silver Dragon on April 7, 2013 thereby creating a vacancy and recommending Mr. Tang to be appointed, as the new head of HIC, to the Board of Silver Dragon. The Board of Silver Dragon deemed it advisable and in the best interests of the Company and its stockholders to appoint Mr. Haijun to fill the current vacancy on the Board and replace Director Hao.

Mr. Charles McAlpine, age 81 and retired for the last 8 years, brings over 50 years of experience at executive-level positions in the mining industry. Mr. McAlpine was President of Campbell Chibougamau Mines Ltd., (a listed Canadian copper-gold mining company) in 1973 when Campbell won The Ryan Trophy for Best Safety Record of all metalliferous mines in Canada. From 1989 to 2007 he was a Director of Hecla Mining Company, now the largest and one of the lowest cost silver producers in the USA. He holds a Business Administration degree from The Ivey School, University of Western Ontario and is a Chartered Accountant. The determination was made that Mr. McAlpine should serve on our Board of Directors due to his understanding of the precious metals industry, his financial background and qualifications and his extensive experience in the mining sector. Mr. McAlpine resigned on December 29, 2015.

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

On January 7, 2015, Travellers and Mr. Hazout moved to dismiss the action against them for lack of personal jurisdiction under Rule 12(b)(2) of the Superior Court Rules. On June 3, 2015, the Superior Court granted the motion to dismiss as to Travellers, but denied the motion to dismiss as to Mr. Hazout. Mr. Hazout filed a motion for reargument on June 8, 2015, which the Superior Court denied on June 18, 2015. Mr. Hazout filed a Notice of Appeal before the Delaware Supreme Court on July 7, 2015, which the Court accepted on August 6, 2015. The hearing in the appeal motion to dismiss the case was heard on January 20, 2016 and on February 26, 2016, the Delaware Supreme Court issued its ruling finding that Mr. Hazout is subject to personal jurisdiction in Delaware.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors to file initial reports of ownership and reports of changes in ownership of our securities with the Securities and Exchange Commission. Executive officers and directors are required to furnish us with copies of these reports.

Based solely on a review of the Section 16(a) reports furnished to us with respect to fiscal year 2015 and written representations from the executive officers and directors, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during fiscal year 2015 except that Mr. Tang and Mr. Wahl failed to file a Form 3.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee was established by the Board of Directors in accordance with Section 3(a)(58)(A) of Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The sole member of our Audit Committee is Charles McAlpine. Mr. McAlpine is chairman of the Audit Committee, and the Board of Directors has determined that he qualifies as an audit committee financial expert, as defined in the applicable rules of the SEC. Each committee member qualifies as independent director under the applicable NASDAQ standards and SEC rules. The Audit Committee held one meeting during the fiscal year ended December 31, 2015.

We have established an Audit Committee Charter that deals with the establishment of the Audit Committee and sets out its duties and responsibilities. The Audit Committee reviews and reassesses the adequacy of the Audit Committee Charter on an annual basis. The Audit Committee Charter is available on our Company website at www.silverdragonresources.com.

Item 11. Executive compensation

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended December 31, 2015 and 2014 of the named executive officers.

						Non-Equity	Nonqualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position		($)	($)	($)	($)	($)	($)	($)	($)
Marc Hazout,(1)
President and Chief	2015	324,000(2)	-	-	-	-	-	-	324,000
Executive Officer, Chief Financial
Officer and Principal Accounting
Officer	2014	324,000(2)	-	-	-	-	-	-	324,000

(1)	A summary of the consulting agreement governing the terms of Mr. Hazout’s compensation is set forth under the heading “Consulting Agreements.”
(2)	Payments were made to Travellers, a corporation owned by Mr. Hazout. As of December 31, 2015, $81,000 of these amounts remains unpaid. As of the date of this filing, $nil remains unpaid.

Outstanding Equity Awards at 2015 Fiscal Year End

There are no outstanding equity awards as at December 31, 2015.

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

No compensation was paid or earned by our directors for their services as directors of our Company during the fiscal year ended December 31, 2015.

Consulting Agreements

On November 1, 2010, we entered into a consulting agreement with Travellers, a corporation owned by Mr. Hazout, to provide consulting services including all activities required to direct, oversee, and manage us including providing the services that would be provided by a chief executive officer. The consulting agreement provides that Mr. Hazout is entitled to an annual fee of $288,000 for a term of five years, a travel allowance of $3,000 per month, and eight weeks paid holidays each calendar year. The consulting agreement terminated on October 31, 2015. Since the expiry of the consulting agreement, the chief executive officer has been providing his services on a month to month basis. Upon termination of the consulting agreement, Mr. Hazout agreed to remain on a month to month consulting agreement under the same terms and conditions as the previous agreement. The agreement contained provisions prohibiting Mr. Hazout from competing with us or soliciting customers or employees for a period of one year following the termination of the agreement.

Effective September 1, 2012, we entered into a consulting agreement with Manuel Chan, one of our directors, in which Mr. Chan agreed to provide services to us in China as agreed from time to time, at a rate of $6,000 per month. The consulting agreement was in effect until August 31, 2014. As of the date of this filing, $nil remains unpaid.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of the date of this filing, by: (1) our directors, named executive officers set forth in the summary compensation table under Item 11 above and beneficial holders of more than 5% of our Common Stock, and (2) all of our current directors and executive officers as a group. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

	Number of Shares	Percentage of
Name and Address of Beneficial Owner(1)	Beneficially Owned	Shares (2)

Marc Hazout (1)(3)	17,573,206	5.86%
Manuel Chan (1)	452,500	0.15%
Haijun Tang(1)	-	-
David Wahl(1)	-	-
All executive officers and directors as a group (4 persons)	18,025,706	6.01%

Chan King Yuet (Fanny Chan) (4)	160,358,598	53.49%
Tsang Mun Ting(4)	80,321,409	26.79%
Barry King Hon Chan(4)	16,124,238	5.38%
John M. Fife (5)	29,950,284	9.99%
Vis Vires Group, Inc. (6)	29,034,347	9.68%

(1)

Each officer and director’s business address is, 200 Davenport Road, Toronto, Ontario, M5R 1J2. The business address of Tonaquint, Inc. is set forth in footnote 5 below. The business address of Chan King Yuet and Barry King Hon Chang is provided in footnote 6 below.

(2)	Based on 299,802,647 shares outstanding as of the date of this filing.

(3)	Includes 17,573,206 shares of Common Stock owned by Travellers, which is solely owned by Mr. Hazout. Mr. Hazout is the President and Chief Executive Officer of Travellers.

(4)

Based on a Schedule 13D/A filed with the Securities and Exchange Commission, dated February 1, 2016 by Chan King Yuet (Fanny Chan), pursuant to a voting agreement among several persons, including Tsang Mun Ting and Barry King Hon Chan. Chan King Yuet (Fanny Chan) has shared voting power over 160,358,598 shares in addition to sole and dispositive power over 150,000 shares. Tsang Mun Ting has sole and dispositive power over 80,321,409 shares. Barry King Hon Chan[I1] has sole and dispositive power over 16,124,238 shares. The Schedule 13D reports the address for each such person as follows: For Chan King Yuet (Fanny Chan) as 10/F, Asia Rich Court, No.5, Staunton Street, Central, Hong Kong; for Tsang Mun Ting as Flat D, 31/F Block C, Noble Place, 10 King Fung Path, N.T., Hong Kong; for Barry King Hon Chan as 122, 5 Shouson Hill Road, Aberdeen, Hong Kong.

(5)

Based on a Schedule 13G, filed with the Securities and Exchange Commission, dated February 11, 2016. John M. Fife (“Mr. Fife”) personally owns 1,976,411 shares of the Issuer's common stock and is the indirect beneficial owner of the Company’s common stock owned by Iliad Research and Trading, LP (“Iliad”), and Tonaquint, Inc. (“Tonaquint”). Mr. Fife is subject to a contractual ownership limitation of 9.99%, pursuant to a Note and Warrant Agreement between the Company and Tonaquint. Thus, the number of shares beneficially owned by Mr. Fife is 29,950,284 shares, which is 9.99% and represents the total number of the Company’s shares owned by Mr. Fife, Iliad, and Tonaquint as well as the total shares issuable under the Tonaquint Note and Warrant, are subject to the 9.99% ownership limit.

(6)	Based on a Schedule 13G filed with the Securities and Exchange Commission, dated July 31, 2015.

Item 13. Certain relationships and related transactions, and Director Independence

Charles McAlpine was considered independent under the independence standards of the NASDAQ Stock Market Rule 5605 during the past fiscal year. Mr. McAlpine sat on the audit committee and on the compensation committee. Mr. McAlpine resigned on December 29, 2015.

On December 19, 2011, the Company’s wholly-owned subsidiary, Silver Dragon Resources Ltd. (“Silver Dragon Canada”), and Haute Inc., a company owned and controlled by Marc Hazout, the Company’s President and Chief Executive Officer (“Landlord”), entered into a commercial lease pursuant to which, for a three year term starting April 1, 2012, Silver Dragon Canada will lease the premises at 200 Davenport Road, Toronto, Ontario from Landlord for the purposes of general office space. Silver Dragon Canada covenants to maintain the premises in good condition, and agrees to pay base and additional rent. Base rent for the initial three year term is CAD$68,475 (as amended) per annum plus taxes. Additional rent, which is intended to cover all costs, charges, expenses and outlays of Landlord with respect to the premises, including, without limitation, costs for utilities, taxes, licenses, maintenance and insurance, commences at CAD$16,600 (as amended) per annum plus taxes during the first year and is to be adjusted annually based on Landlord’s actual costs. Silver Dragon Canada is required to deliver to Landlord 10 post-dated checks for CAD$5,706 each prior to the commencement of the term, and to deliver 12 postdated checks for CAD$5,706 each year thereafter. Silver Dragon Canada is also required to deliver upon signing a deposit of CAD$10,230 for first and last months’ basic and additional rent, plus taxes. During the first quarter of 2012, the commercial lease was amended to provide that the three year term would commence on June 1, 2012 instead of April 1, 2012. The lease terminated on June 1, 2015.

During the year ended December 31, 2015, Silver Dragon Canada incurred $53,636 ($68,475 Canadian) (2014-$61,977; $68,475 Canadian) in rent paid to Haute Inc. Included in prepaid expenses is a rental deposit of $nil (December 31, 2014-$4,409; $5,115 Canadian).

On November 12, 2015, Silver Dragon Canada signed a new three year lease agreement with Haute Inc. commencing January 1, 2016 and ending on December 31, 2018. The annual rent for each of the three years is CAD$72,000 plus taxes. Silver Dragon Canada delivered upon signing a deposit of CAD$12,000 for first and last month’s basic rent, plus taxes. Silver Dragon Canada is also required to deliver to the Landlord 10 postdated checks for CAD$6,780 each, prior to commencement of the term and to deliver 12 postdated checks for $6,780 each, for each year thereafter.

During the year ended December 31, 2015, Silver Dragon Canada incurred $324,000 (2014 - $324,000) in management fees charged by Travellers, an Ontario company controlled by a director and officer of the Company, for services as chief executive officer and $18,000 (2014-$48,000) of fees to a director for management services. As at December 31, 2015, unpaid remuneration in the amount of $270,000 (December 31, 2014-$nil) is included in accounts payable and $81,000 (December 31, 2014-$135,000) is included in accrued liabilities in relation to the chief executive officer and unpaid remuneration of $nil (December 31, 2014-$120,000) in relation to a director for management services is included in accrued liabilities.

Loan Facility with Travellers

The Company is currently party to a loan facility pursuant to which Travellers, which has made certain historical loans to or for the benefit of the Company and may in the future make future loans to or for the benefit of the Company. During 2015 and up to the date of this filing, Travellers advanced $16,000 Canadian and the Company repaid $226,000 Canadian, including previous amounts owing to Travellers. As of the date of this filing, the net amount of loans outstanding under the facility was $nil. For more information regarding this loan facility, please see “Liquidity and Capital Resources”.

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

The Company is currently party to the Tonaquint Documentation with Tonaquint, the beneficial owner of 9.99% of the shares of the Company’s Common Stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tonaquint Note Financing” for a full discussion of the Company’s obligations under the Tonaquint Documentation.

The Company is currently party to the Vis Vires Group Documentation with Vis Vires, the beneficial owner of 9.68% of the shares of the Company’s Common Stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Vis Vires Note Financing” for a full description of the Company’s obligations under the Vis Vires Documentation.

Item 14. Principal accountant fees and services

The aggregate fees billed by the Company’s external auditors in each of the last two fiscal years are as follows:

	2015	2014
Audit fees(1)	$45,959	$31,587
Audit-related fees(2)	36,602	16,320
Tax fees	-	-
All other fees	-	-
Total	$82,561	$47,907

(1)	Audit fees consisted of the audit work on annual financial statements.
(2)	Audit-related fees consist principally of reviews of quarterly financial statements.

The Audit Committee Charter provides that the Audit Committee is responsible for the pre-approval of all audit and non-audit services to be provided to the Company by the independent public accountants. The Audit Committee has not, however, adopted any specific policies and procedures for the engagement of non-audit services. For 2015 and 2014, none of the services related to amounts billed by the Company’s independent public accountants were pre-approved by the Audit Committee.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

Exhibit	Name of Exhibit
No.

3.1(1)	Certificate of Incorporation of American Electric Automobile Company, Inc., dated May 9, 1996
3.2(2)	Certificate of Amendment to Certificate of Incorporation of American Electric Automobile Company, Inc., dated July 16, 2002 Certificate of Amendment to Certificate of Incorporation of American Entertainment & Animation Corporation, dated February
3.3(3)	25, 2005
3.4(3)	Certificate of Amendment of Certificate of Incorporation of Silver Dragon Resources Inc., dated September 23, 2011
3.5(9)	Amended and Restated Bylaws
4.1(8)	Form of Warrant
4.2(4)	Company Note dated February 15, 2011 between Silver Dragon Resources Inc. and Tonaquint, Inc.
4.3(4)	Warrant to Purchase Shares of Common Stock issued to Tonaquint, Inc. and dated February 15, 2011
4.4(25)	Secured Convertible Note dated April 7, 2016 issued to Tonaquint, Inc.
10.1(5)	Asset Purchase Agreement dated as of March 16, 2006 among Silver Dragon Resources Inc., Sino Silver Corp. and Sanhe Sino- Top Resources and Technologies, Ltd.
10.2(7)	Consulting Services Agreement dated November 1, 2010 between Silver Dragon Resources Ltd., Silver Dragon Resources Inc. and Travellers International Inc. and Marc Hazout
10.3(7)	Equity Transfer Contract dated July 4, 2008 by and between Silver Dragon Resources Inc. and Exploration Unit of North China Nonferrous Geological Exploration Bureau
10.4(7)	Equity Transfer Agreement dated July 4, 2008 regarding Sanhe Sino-Top Resources & Technologies, Ltd. between Silver Dragon Resources Inc. and Zhou Lin
10.5(6)	Order Approving Stipulation for Settlement of Claim in the matter entitled Socius CG II, Ltd. v. Silver Dragon Resources Inc. filed on January 27, 2011
10.6(4)	Note and Warrant Purchase Agreement dated February 15, 2011 by and between Silver Dragon Resources Inc. and Tonaquint, Inc.
10.7(4)	Form of Buyer Trust Deed Note dated February 15, 2011 between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.8(4)	Form of Secured Buyer Note dated February 15, 2011 between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.9(4)	Form of Deed of Reconveyance
10.10(10)	Amendment dated June 10, 2011 to outstanding Buyer Trust Deed Notes between Tonaquint, Inc. and Silver Dragon Resources Inc.
10.11(4)	Form of Request for Full Reconveyance
10.12(4)	Security Agreement dated February 15, 2011 between Silver Dragon Resources Inc. and Tonaquint, Inc.
10.13(8)	Convertible Promissory Note A-04192011 issued to JMJ Financial
10.14(8)	Convertible Promissory Note B-04192011a issued to JMJ Financial
10.15(8)	Convertible Promissory Note B-04192011b issued to JMJ Financial
10.16(8)	Convertible Promissory Note B-04192011c issued to JMJ Financial
10.17(8)	Secured & Collateralized Promissory Note C-04192011a from JMJ Financial
10.18(8)	Secured & Collateralized Promissory Note C-04192011b from JMJ Financial
10.19(8)	Secured & Collateralized Promissory Note C-04192011c issued by JMJ Financial
10.20(8)	Letter Agreement between JMJ Financial and Silver Dragon Resources Inc. dated April 19, 2011
10.21(8)	Additional Default Provisions related to the Convertible Promissory Notes issued to JMJ Financial
10.22(12)	Promissory Note issued April 6, 2011 from GEL Properties, LLC
10.23(12)	Promissory Note issued April 11, 2011 to GEL Properties, LLC ($300,000)
10.24(12)	Amendment #1 dated October 12, 2011 to Promissory Note issued April 11, 2011 to GEL Properties, LLC ($300,000)
10.25(12)	Promissory Note issued April 11, 2011 to GEL Properties, LLC ($100,000)
10.26(12)	Promissory Note issued December 15, 2011 to GEL Properties, LLC ($250,000)
10.27(12)	Promissory Note issued December 15, 2011 to GEL Properties, LLC ($150,000)
10.28(12)	Commercial lease dated December 19, 2011 between Silver Dragon Resources Ltd. and Haute Inc., as amended
10.29(12)	Amendment dated January 31, 2012 between Tonaquint, Inc. and the Company
10.30(12)	Promissory Note issued February 10, 2012 from GEL Properties, LLC
10.31(12)	Promissory Note issued February 10, 2012 to GEL Properties, LLC ($200,000)
10.32(12)	Promissory Note issued February 10, 2012 to GEL Properties, LLC ($150,000)
10.33(12)	Equity Transfer Agreement dated May 28, 2012 between the Company and Den Zuoping
10.34(12)	Joint Venture Contract related to Sino-Top dated January 20, 2005, together with amendments and related agreements dated March 16, 2006, October 31, 2006, July 4, 2008, March 20, 2009, July 3, 2009, December 12, 2009 and September 13, 2011

10.35(12)	Amendment dated April 25, 2012 between JMJ Financial and the Company
10.36(12)	Convertible Promissory Note B-04192011c issued to JMJ Financial
10.37(12)	Secured & Collateralized Promissory Note C-04192011c from JMJ Financial
10.38(12)	Forbearance Agreement dated July 16, 2012 between the Company and Tonaquint, Inc.
10.39(12)	Standstill Agreement dated July 16, 2012 between the Company and JMJ Financial.
10.40(12)	Amended and Restated Forbearance Agreement dated August 23, 2012 between the Company and Tonaquint, Inc.
10.41(12)	First Amendment to Amended and Restated Forbearance Agreement dated October 4, 2012 between the Company and Tonaquint, Inc.
10.42(11)	Loan facility between the Company and Travellers International Inc.
10.43(10)	Letter agreement dated November 29, 2012 between the Company and Asher Enterprises, Inc.
10.44(10)	Letter agreement dated December 6, 2012 between the Company and GEL Properties, LLC
10.45(10)	Letter agreement dated December 13, 2012 between the Company and JMJ Financial
10.46(10)	Letter agreement dated December 20, 2012 between the Company and Tonaquint, Inc.
10.47(10)	Letter agreement effective April 12, 2013 between the Company and Asher Enterprises, Inc.
10.48(10)	Letter agreement effective April 12, 2013 between the Company and GEL Properties, LLC
10.49(10)	Letter agreement effective April 12, 2013 between the Company and JMJ Financial
10.50(10)	Letter agreement effective April 12, 2013 between the Company and Tonaquint, Inc.
10.51(12)	Amendment dated June 3, 2013 between the Company and Tonaquint, Inc.
10.52(12)	Letter agreement effective July 10, 2013 between the Company and Asher Enterprises, Inc.
10.53(12)	Letter agreement effective August 8, 2013 between the Company and GEL Properties, LLC
10.54(12)	Letter agreement effective August 8, 2013 between the Company and JMJ Financial
10.55(12)	Letter agreement effective August 8, 2013 between the Company and Tonaquint, Inc.
10.56(12)	Letter agreement effective November 8, 2013 between the Company and GEL Properties, LLC
10.57(12)	Letter agreement effective November 8, 2013 between the Company and JMJ Financial
10.58(12)	Letter agreement effective November 8, 2013 between the Company and Asher Enterprises, Inc.
10 59(12)	Letter agreement effective November 13, 2013 between the Company and Tonaquint, Inc.
10.60(12)	Letter agreement effective November 27, 2013 between the Company and Tonaquint, Inc.
10.61(12)	Consulting agreement effective September 1, 2012 between the Company and Manuel Chan
10.62(12)	Letter agreement effective March 27, 2014 between the Company and Tonaquint, Inc.
10.63(12)	Letter agreement effective March 25, 2014 between the Company and Gel Properties, LLC.
10.64(12)	Letter agreement effective March 25, 2014 between the Company and JML Financial
10.65(12)	Letter agreement effective March 25, 2014 between the Company and Asher Enterprises, Inc.
10.66(13)	Departure of director R. Glen MacMullin on March 31, 2014
10.67(14)	Loan facility between the Company and Travellers International Inc.
10.68(15)	Press release on Joint Venture receiving new business license
10.69(16)	Announcement of agreement between the Joint Venture and Shengda Mining Co.
10.70(17)	Loan facility between the Company and Travellers International Inc.
10.71(18)	Filing of Schedule 13G/A
10.72(19)	Appointment of Certain Directors on April 8, 2015
10.73(20)	Filing of Letter of Understanding on November 3, 2015
10.74(21)	Filing of Notice of Annual General Meeting on November 19, 2015
10.75(22)	Filing of Definitive Agreement on January 14, 2016
10.76(23)	Filing of Schedule 13D/A on February 1, 2016
10.77(24)	Filing of Termination of Definitive Agreement on February 4, 2016
10.78(25)	Settlement and Securities Purchase Agreement, between Silver Dragon Resources, Inc. and Tonaquint, Inc., dated April 7, 2016
10.79(25)	Security Agreement between Silver Dragon Resources Inc. and Tonaquint, Inc., dated April 7, 2016
10.80(25)	Pledge Agreement between Silver Dragon Resources Inc. and Tonaquint, Inc., dated April 7, 2016

21.1	Subsidiaries of the Company (included in item 1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH* XBRL	Taxonomy Extension Schema Document
101.CAL*XBRL	Taxonomy Extension Calculation Linkbase Document
101.DEF* XBRL	Taxonomy Extension Definition Linkbase Document
101.LAB*XBRL	Taxonomy Extension Label Linkbase Document
101.PRE* XBRL	Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Form 10-SB filed on February 23, 2000
(2)	Incorporated by reference to Form 10-SB/A filed on July 17, 2002
(3)	Incorporated by reference to Form 8-K filed September 26, 2011
(4)	Incorporated by reference to Form 8-K filed February 18, 2011
(5)	Incorporated by reference to Form 8-K filed March 24, 2006
(6)	Incorporated by reference to Form 8-K filed on January 28, 2011
(7)	Incorporated by reference to Form 10-K for the year ended December 31, 2010 filed on March 22, 2011
(8)	Incorporated by reference to Form 8-K filed on April 21, 2011
(9)	Incorporated by reference to Form 8-K filed on August 4, 2011
(10)	Incorporated by reference to Form 10-K for the year ended December 31, 2012 filed on April 26, 2013
(11)	Incorporated by reference to Item 1.01 of Form 8-K filed on November 26, 2012, as supplemented by the Item 1.01 disclosure of Form 8-Ks filed on March 6, 2013 and April 30, 2013
(12)	Incorporated by reference to Form 10-K for the year ended December 31, 2013 filed on March 31, 2014
(13)	Incorporated by reference to Form 8-K filed April 3, 2014
(14)	Incorporated by reference to Form 8-K filed August 1, 2014
(15)	Incorporated by reference to Form 8-K filed on August 11, 2014
(16)	Incorporated by reference to Form 8-K filed on October 8, 2014
(17)	Incorporated by reference to Form 8-K filed on November 28, 2014
(18)	Incorporated by reference to Form 8-K filed on January 28, 2015
(19)	Incorporated by reference to Form 8-K filed on April 18, 2015
(20)	Incorporated by reference to Form 8-K filed on November 3, 2015
(21)	Incorporated by reference to Form 8-K filed on November 19, 2015
(22)	Incorporated by reference to Form 8-K filed on January 14, 2016
(23)	Incorporated by reference to Form 8-K filed on February 1, 2016
(24)	Incorporated by reference to Form 8-K filed on February 4, 2016
(25)	Incorporated by reference to Form 8-K filed on April 12, 2016
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

Dated: May 2, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc M. Hazout	President and Chief Executive Officer, and
Marc M. Hazout	Director (principal executive, financial and accounting
officer)

/s/ David Wahl	Director
David Wahl

SILVER DRAGON RESOURCES INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

(EXPRESSED IN UNITED STATES FUNDS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
Silver Dragon Resources Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Silver Dragon Resources Inc. and Subsidiaries (the “Company”) (a Delaware corporation) as of December 31, 2015 and 2014, and the consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silver Dragon Resources Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has experienced operating losses since inception and expects to incur further losses in the development of its business. Management has been unable to secure sufficient financing during the year to meet its cash requirements, including ongoing working capital requirements, and funds to repay all or certain of its convertible notes. The company has signed a memorandum of understanding with Shengda Mining Co., Ltd. (“Shengda”) to sell its equity investment subject to certain approvals and conditions. As a result, there is no current effort, nor a requirement, to raise additional financing for the Company’s equity investment. If the transaction with Shengda is not completed successfully and if the Company does not increase its mining operations, it may be required to significantly limit its business activities and dissolve and may be forced to further dilute its equity investment or may ultimately have to file for bankruptcy. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization values may be substantially different from Carrying values as shown. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/SF Partnership, LLP
CHARTERED ACCOUNTANTS
Toronto, Canada
May 2, 2016

SILVER DRAGON RESOURCES INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash	$1,093	$33,123
Funds held in trust (note 8)	309,748	-
Other receivables (note 6)	24,089	16,442
Deferred expenses	-	41,999
Prepaid expenses	-	5,833
Total current assets	334,930	97,397

Deferred expenses		-
Plant and equipment, net (note 7)	9,184	77,316
Equity investment (note 8)	1,753,972	2,300,541

Total assets	$2,098,086	$2,475,254

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank indebtedness	$36,997	$463
Advance credit note (note 9)	1,069,279	1,069,279
Advances on sale of equity investment (note 8)	770,000	-
Accounts payable	877,335	624,861
Accrued liabilities	911,819	975,518
Promissory note payable (note 10)	166,623	166,623
Convertible notes payable (note 12)	8,558,759	4,391,687
Related party payable (note 13)	-	181,020
Current portion of related party long-term debt (note 11)	123,200	-
Total current liabilities	12,514,012	7,409,451

Related party long-term debt (note 11)	30,800	128,880

Total Liabilities	$12,544,812	$7,538,331

Capital stock (note 14)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value, 300,000,000 shares authorized (2014 – 300,000,000), 299,802,647 shares issued and outstanding (2014 – 279,733,758 issued and outstanding)	29,980	28,088
Additional paid-in capital	46,982,451	46,495,421
Deficit	(57,856,749)	(51,772,432)
Accumulated comprehensive income	397,592	185,846
Stockholders’ deficit	(10,446,726)	(5,063,077)

Total liabilities and stockholders’ deficit	$2,098,086	$2,475,254

Going concern (note 2)
Commitments and contingencies (note 17)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2015 and 2014

	December	December
	31, 2015	31, 2014

Operating expenses
Exploration	$-	$-
General and administrative	916,221	1,062,044
Total operating expenses	916,221	1,062,044
Loss from operations	(916,221)	(1,062,044)

Other expenses
Interest expense and penalties	(4,621,527)	(1,133,007)
Net loss on equity investment (note 8)	(546,569)	(1,380,233)
Total other expenses	(5,168,096)	(2,513,240)

Loss before income taxes	(6,084,317)	(3,575,284)
Provision for income taxes (note 16)	-	-

Net loss from continuing operations, after tax	(6,084,317)	(3,575,284)

Net loss	(6,084,317)	(3,575,284)
Other comprehensive income
Foreign exchange gain	211,746	67,383

Comprehensive loss	$(5,872,571)	$(3,507,901)

Net loss per common share – basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	292,849,641	272,422,268

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
Consolidated Statements of Stockholders’ Deficit
For the Years Ended December 31, 2015 and 2014015

							Accumulated	Total
			Additional				Comprehensive	Stockholders’
			Paid-in		Stock	Treasury	Income	Deficit
	Number	Amount	Capital	Deficit	Subscription	Stock	(Loss)
	of Shares	$	$	$	$	$	$	$

Balance, December 31, 2013	267,999,611	26,915	46,569,009	(48,197,148)	-	(209,000)	118,463	(1,691,761)

Shares cancelled	(100,000)	(10)	10	-	-	-	-	-
Treasury stock	(550,000)	(55)	(208,945)	-	-	209,000	-	-
Shares issued on conversion of notes	12,384,147	1,238	135,347	-	-	-	-	136,585
Accumulated comprehensive loss	-	-	-	-	-	-	67,383	67,383
Net loss, 2014	-	-	-	(3,575,284)	-	-	-	(3,575,284)
Balance, December 31, 2014	279,733,758	28,088	46,495,421	(51,772,432)	-	-	185,846	(5,063,077)
Shares cancelled	(557,143)	(56)	56	-	-	-	-	-
Shares issued on conversion	20,626,032	1,948	486,974	-	-	-	-	488,922
Accumulated comprehensive loss	-	-	-	-	-	-	211,746	211,746
Net loss, 2015	-	-	-	(6,084,317)	-	-	-	(6,084,317)
Balance, December 31, 2015	299,802,647	29,980	46,982,451	(57,856,749)	-	-	397,592	(10,446,726)

The accompanying notes are an integral part of these consolidated financial statements

SILVER DRAGON RESOURCES INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(6,084,317)	$(3,575,284)
Net loss from continuing operations excluding minority interest	(6,084,317)	(3,575,284)
Adjustments for:
Depreciation	68,132	130,652
Amortization of deferred costs	41,999	56,000
Net loss from equity investment	546,569	1,380,233
Interest and penalties	4,621,527	1,133,007
Changes in non-cash working capital:
Other receivables	(7,647)	4,046
Prepaid expenses	5,833	29,486
Accounts payable	252,474	(97,839)
Accrued liabilities	(181,232)	168,139
Net cash used in operating activities	(736,662)	(771,560)
Cash flows from financing activities
Bank indebtedness	36,534	463
Advances on future sale of equity investment	460,252	-
Related party payable	(181,020)	181,020
Advances on related party long-term debt	25,120	128,880
Issuance of convertible notes payable	152,000	200,000
Net cash provided by financing activities	492,886	510,363
Effect of exchange rate on cash	211,746	67,383
Decrease in cash	(32,030)	(193,814)
Cash - beginning of year	33,123	226,937
Cash - end of year	$1,093	$33,123
Supplemental cash flow information (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER DRAGON RESOURCES INC.
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

1. Nature of Business and Basis of Presentation

Silver Dragon Resources Inc. was incorporated on May 9, 1996 in the State of Delaware and its executive office is in Toronto, Canada. It carries out operations in Canada and China. Silver Dragon Resources Inc. and its subsidiaries (collectively referred to as “Silver Dragon” or the “Company”) were in the exploration stage as defined by Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 915 “Development Stage Entities,” prior to the adoption of Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities-Elimination of Certain Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” or ASU 2014-10, which eliminates the definition of a development stage entity, the development stage presentation and disclosure requirements under ASC 915, “Development Stage Entities”, and amends provisions of existing variable interest guidance under ASC 810, “Consolidation”.

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

At December 31, 2015, the Company had a working capital deficit of $12,179,082 (December 31, 2014 –$7,312,054), had not yet achieved profitable operations, incurred a net loss of $6,084,317 for the year ended December 31, 2015 (2014 – $3,575,284), has accumulated losses of $57,856,749 since its inception and expects to incur further losses in the development of its business. These factors and those noted below, cast substantial doubt as to the Company’s ability to continue as a going concern, which is dependent upon its ability to obtain the necessary financing to repay liabilities when they come due, and in the long-run is dependent upon achieving profitable operations.

Management has been unable to secure sufficient financing to meet its cash requirements, including ongoing working capital, cash contributions for its equity investment and funds to repay all or certain of its convertible note holders. There is no assurance of additional funding in any form, being available or available on acceptable terms.

In March of 2014, the Company received extensions of its obligations to repay the convertible note holders from a date of March 31, 2014 to June 30, 2014. In addition, the Company had in place forbearance agreements with its convertible note holders. The Company was not able to repay the obligations owing to the convertible note holders on or before the June 30, 2014 deadline and thus is in default. Management continues to have discussions with the convertible debt holders in efforts to establish new deadlines for repayment and/or have them convert some or all of their convertible notes. The convertible note holders continue to have the option to convert all or a portion of their notes, as some have during the current year. One such convertible note holder has sent the Company a demand letter requiring payment of the outstanding balance and has further filed a lawsuit in court. With the trading price at December 31, 2015 and insufficient common stock available to issue, the Company did not have sufficient common stock to issue for a conversion of all the outstanding convertible notes.

As management was unable to secure sufficient financing during the year, and/or extend the payoff date for its convertible debt holders, the Company may ultimately file for bankruptcy. Since the dates to make the required contributions for the equity investment in the prior year were not met, the Company’s equity interest was diluted to 20%. On October 7, 2014, the Company announced that Sino-Top, its equity investment, had signed an understanding with Shengda Mining Co., Ltd. (“Shengda”), to be acquired subject to a third party evaluation and all other regulatory approvals and filings. As a result, there is no current effort, nor a requirement, to raise additional financing for the Company’s equity investment. On October 21, 2015, the Company signed a transaction memorandum with Shengda, to receive cash consideration/advances for its equity interest in Sino-Top. Shengda agreed to advance RMB5.0 million or approximately $770,000 in two installments for certain transaction costs and for general corporate purposes. These advances were received during the year from Shengda and a related company of Shengda, Beijing Shengda Industrial Group Ltd (“BSIG). If the transaction with Shengda, to have it acquire our interest in Sino-Top is not completed successfully and if the Company does not increase its mining operations, it may be required to significantly limit its business activities and dissolve. Further, on December 29, 2015, the Company entered into an Equity Transfer Agreement with BSIG pursuant to which the Company agreed to sell its 20% interest in Inner Mongolia Guangda Mining Ltd. (“Guangda”), a wholly owned subsidiary of Sino-Top to Shengda for RMB161,922,820 or approximately $24,936,000, subject to adjustments provided in the agreement and various approvals. As noted above, the Company received the second installment of RMB2.5 million or approximately $385,000, upon execution of the agreement.

SILVER DRAGON RESOURCES INC.
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

2. Going Concern continued

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

3. Summary of Significant Accounting Policies

a) Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Silver Dragon Resources Ltd. (a Canadian corporation) and Silver Dragon Mining De Mexico S.A. de C.V and Silver Dragon Resources de Mexico S.A. de C.V. ( Mexican corporations) . All significant inter-company balances and transactions have been eliminated on consolidation. The Company’s 20% (July 1, 2014 to December 31, 2014-20%; January 1, 2014 to June 30, 2014-40%) ownership in Sanhe Sino-Top Resources & Technology, Ltd. (a China corporation) (“Sino-Top”) is recorded on the equity basis.

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

d) Financial instruments

The Company classifies all financial instruments as held-for-trading, loans and receivables, or other financial liabilities. Loans and receivables and other financial liabilities are measured at amortized cost. Instruments classified as held for trading are measured at fair value with unrealized gains and losses recognized in the statement of operations. Debt transaction costs are allocated to the related debt and amortized over the life of the debt using the effective interest method. Equity transaction costs are recorded in equity.

The Company has designated its cash and fund held in trust as held for trading, which is measured at fair value. Advance credit note, advances on sale of equity investment, accounts payable, accrued liabilities, promissory and convertible notes payable and related party payables are classified as other liabilities, which are measured at amortized cost, which approximates fair value due to their short-term nature. Related party long-term debt is also classified as other liabilities, which approximates fair value due to its market interest rate. Other receivables are classified as loans and receivables, which are measured at amortized cost, which approximates fair value due to their short-term nature.

SILVER DRAGON RESOURCES INC.
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

SILVER DRAGON RESOURCES INC.
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

3. Summary of Significant Accounting Policies continued

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

SILVER DRAGON RESOURCES INC.
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

3. Summary of Significant Accounting Policies continued

m) Asset retirement obligations

The Company recognizes liabilities for statutory, contractual or legal obligations associated with the reclamation of mineral properties. Initially, a liability for an asset retirement obligation is recognized at its fair value in the period in which it is incurred and the corresponding asset retirement cost is added to the carrying amount of the related asset. The cost is amortized over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability is adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation. As at December 31, 2015, the Company had not incurred any asset retirement obligations related to the exploration of its mineral properties.

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

SILVER DRAGON RESOURCES INC.
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

4. Recent Accounting Pronouncements continued

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities-Elimination of Certain Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” or ASU 2014-10, which eliminates the definition of a development stage entity, the development stage presentation and disclosure requirements under ASC 915, “Development Stage Entities”, and amends provisions of existing variable interest guidance under ASC 810, “Consolidation”. As a result of the changes, the financial statements of entities which meet the former definition of development stage entity will no longer: (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Furthermore, ASU 2014-10 clarifies disclosures about risks and uncertainties under ASC Topic 275, “Risks and Uncertainties” that apply to companies that have not commenced planned principal activities. Financially, variable interest entity rules no longer contain an exception for development stage entities and, as a result, development stage entities will have to be evaluated for consolidation in the same manner as non-development stage entities. These changes are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein for public companies. Early adoption is permitted for any annual reporting period or interim period for which the entity’s financial statements have not been issued (public business entities) or made available for issuance (other entities). The Company elected to adopt, beginning with the first interim period in 2015, ending March 31, 2015.

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

5. Financial Instruments

The carrying value of cash, funds held in trust, other receivables, bank indebtedness, advance credit note, advances on sale of equity investment, accounts payable, accrued liabilities, promissory note payable, convertible notes payable and related party payables approximated their fair value as of December 31, 2015 and December 31, 2014 due to their short-term nature.

Related party long-term debt approximates fair value due to its market interest rate.

Interest and Credit Risk

In the opinion of management, the Company is not exposed to significant interest or credit risks arising from its financial instruments.

Currency Risk

While the reporting currency is the United States Dollar, $99,974 of consolidated expenses for the year ended December 31, 2015 are denominated in Mexican Pesos; and $333,823 of consolidated expenses for the year ended December 31, 2015 are denominated in Canadian Dollars. As at December 31, 2015, $1,240,629 of the net monetary liabilities are denominated in Mexican Pesos; and $89,262 of the net monetary liabilities are denominated in Canadian Dollars. The Company has not entered into any hedging transactions to reduce the exposure to currency risk.

6. Other Receivables

The current balance in other receivables consists of commodity taxes receivable in the amount of $24,089 (2014-$16,442).

SILVER DRAGON RESOURCES INC.
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

7. Plant and Equipment, net

			December 31,	December 31,
		Accumulated	2015	2014
	Cost	depreciation	Net book value	Net book value
Computer hardware	$40,559	$38,484	$2,075	$2,965
Office equipment	45,720	38,611	7,109	8,886
Leasehold improvements	381,558	381,558	-	65,465
	$467,837	$458,653	$9,184	$77,316

8. Equity Investment

Sanhe Sino-Top Resources & Technologies Ltd., China (“Sino-Top”) The Company owns 20% of Sino-Top, whose assets consist of mainly six exploration properties.

The Company is required to fund its equity share of ongoing operations at Sino Top. At a meeting of the board of directors of Sino-Top held on March 29, 2014, the 2014 budget was finalized. The total budget for 2014 was RMB171.0 million (approximately $26.334 million) and the Company’s contribution is supposed to be RMB76.0 million (approximately $11.704 million). The Company was not able to meet the required contribution, as noted above, by the dates specified by the board of directors of Sino-Top and attempts to secure financing for the required contributions failed, the Company’s interest was reduced to 20% on June 30, 2014, the date on which the other shareholders provided contributions.

	2015	2014
Carrying value of investment at December 31, 2014	$2,300,541	$3,680,774
40% share of net loss for the six month period ended June 30, 2014	-	(920,155)
20% share of net loss for the year ended December 31, 2015 (20%-July 1, 2014 to December 31, 2014)	(546,569)	(460,078)
Carrying value of investment at December 31, 2015	$1,753,972	$2,300,541

Share of loss for the year ending December 31:

	2015	2014
Exploration expenses	$(355,217)	$(1,112,028)
General and administrative expenses	(191,352)	(268,205)
Share of loss for the year	$(546,569)	$(1,380,233)

Summarized unaudited financial data of Sino-Top for the years ended December 31:

	2015	2014
Revenue	$-	$-
Net loss	$(2,732,845)	$(4,600,777)
Current assets	$1,737,537	$2,463,839
Total assets	$2,775,229	$3,516,208
Current liabilities	$6,158,704	$4,290,213
Total liabilities	$6,158,704	$4,290,213

On October 7, 2014, the Company announced that its Foreign Co-operative Joint Venture in China, Sino-Top, had signed an understanding with Shengda Mining to be acquired subject to third party evaluation and all other regulatory approvals and filings. Shengda Mining is the majority shareholder of Sino-Top.

On October 21, 2015, the Company signed a transaction memorandum with Shengda, to receive cash consideration for its equity interest in Sino-Top. Shengda agreed to advance RMB5.0 million or approximately $770,000 in two installments for certain transaction costs and for general corporate purposes. The first installment of RMB2.5 million or approximately $385,000 was received on October 22, 2015 and the second installment of RMB2.5 million or approximately $385,000 was received on December 30, 2015 from a related company of Shengda, Beijing Shengda Industrial Group Ltd., (“BSIG”), as noted below. The amounts owing to Shengda and BSIG, totaling $770,000, which will be withheld from the proceeds on the sale of the equity investment, are disclosed on the consolidated balance sheets as Advances on sale of equity investment. Due to banking restrictions for wiring funds denominated in RMB, the amount received on December 30, 2015 was held in trust by one of the Company’s director’s in his Hong Kong dollar account and wired to the Company’s United States dollar account subsequent to the year end on January 4th. and 6th., 2016. The amount, $309,748, which is net of the settlement of expenses in the Company’s China office, is disclosed on the consolidated balance sheets as held in trust.

SILVER DRAGON RESOURCES INC.
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

8. Equity Investment, continued

On December 29, 2015, the Company entered into an Equity Transfer Agreement with BSIG pursuant to which the Company agreed to sell its 20% interest in Inner Mongolia Guangda Mining Ltd. (“Guangda”), a wholly owned subsidiary of Sino-Top to Shengda for RMB161,922,820 or approximately $24.936 million, subject to adjustments and approvals provided in the agreement. As noted above, the Company received the second installment of RMB2.5 million or approximately $385,000, upon execution of the agreement.

9. Advance Credit Note

During the fourth quarter of 2013, the Company received advances on a note, in the amount of $1,069,279, from a private Investor. A significant portion of the funds were disbursed before the 2013 year-end, to settle certain outstanding obligations and payables. The Company and the private investor had not resolved definitive agreements, nor had the Investor funded the remaining amounts required to complete the initial closing. Due to funding delays by the Investor and changes in the Investor's offer, the Company’s board of directors had determined not to proceed with the contemplated transaction. The Company was seeking to resolve the treatment of the initial $1,069,279 with the Investor, and may be required to return such funds, with or without interest, to the Investor.

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

On January 7, 2015, Travellers and Mr. Hazout moved to dismiss the action against them for lack of personal jurisdiction under Rule 12(b)(2) of the Superior Court Rules. On June 3, 2015, the Superior Court granted the motion to dismiss as to Travellers, but denied the motion to dismiss as to Mr. Hazout. Mr. Hazout filed a motion for reargument on June 8, 2015, which the Superior Court denied on June 18, 2015. Mr. Hazout filed a Notice of Appeal before the Delaware Supreme Court on July 7, 2015, which the Court accepted on August 6, 2015. The hearing in the appeal motion to dismiss the case was heard on January 20, 2016 and on February 26, 2016, the Delaware Supreme Court issued its ruling finding that Mr. Hazout is subject to personal jurisdiction in Delaware.

10. Promissory Note Payable

In 2008, a promissory note was signed with a vendor in the amount of $166,623 with a carried interest rate of 5% per month, unsecured, with no maturity date. During the year ended December 31, 2015, the Company accrued interest of $99,974 (2014 - $99,974).

11. Related Party Long-Term Debt

The Company has in place an agreement with Sino-Top, who will provide up to RMB1.0 million (approximately $157,300), repayable within two years from date of advance. The debt bears interest at the rate of 12% per annum and is unsecured. As at December 31, 2015, the Company had received advances in full, totaling RMB1,000,000 (approximately $154,000). The funds are being used to fund the operations at the Company’s China office. Included in the condensed consolidated statements of operations and comprehensive loss, are interest charges for the year ended December 31, 2015 totaling $17,559 (2014-$2,714).

	2015	2014
Long-term debt	$154,000	$128,880
Less current portion	(123,200)	-
Total long-term debt	$30,800	$128,880

SILVER DRAGON RESOURCES INC.
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

12. Convertible Notes Payable

	Secured	Convertible	Convertible		Convertible
	Convertible	Redeemable	Promissory	Convertible	Redeemable	Convertible	Total
	Promissory	Notes (b)	Notes (c)	Notes (d)	Note (e)	Note (f)
	Note (a)

Balance, December 31, 2013	$2,728,940	$271,510	$204,094	$93,510	$-	$-	$3,298,054

Conversion of notes for shares	-	-	(28,125)	(108,460)	-	-	(136,585)
Interest, penalties and other charges	846,573	105,613	63,082	14,950	-	-	1,030,218
Issued	200,000	-	-	-	-	-	200,000
Balance, December 31, 2014	$3,775,513	$377,123	$239,051	$-	$-	$-	$4,391,687
Conversion of notes for shares	(200,000)	(243,922)	-	-	-	(45,000)	(488,922)
Interest, penalties and other charges	4,478,703	18,702	-	-	1,227	5,362	4,503,994
Issued	-	-	-	-	50,000	102,000	152,000
Balance, December 31, 2015	$8,054,216$	$151,903	$239,051	$-	$51,227	$62,362	$8,558,759

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

SILVER DRAGON RESOURCES INC.
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

12. Convertible Notes Payable, continued

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

During the year ended December 31, 2015, the lender charged late penalties of $3,908,426.

Refer to subsequent events (note 19(b)), for a demand letter sent to the Company and a lawsuit filed in the Utah Court, by the convertible note holder and subsequent events (note 19(c)), for details on new financing.

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

SILVER DRAGON RESOURCES INC.
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

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

SILVER DRAGON RESOURCES INC.
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

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

(e)

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

On October 1, 2015, the lender converted a portion of their note in the amount of $20,000, for 3,076,923 common shares of the Company. Further, on October 5, 2015 the lender converted a portion of their note in the amount of $25,000, for 3,424,658 common shares of the Company.

(f)

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

SILVER DRAGON RESOURCES INC.
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

13. Related Party Transactions and Balances

	December 31, 2015	December 31, 2014
Related party payable, non-interest bearing, due on demand and unsecured.	$-	$181,020

During the year, the Company incurred $324,000 (2014 - $324,000) in management fees paid to Travellers for services as chief executive officer and $18,000 (2014-$48,000) of accrued fees to a director for management services. As at December 31, 2015, unpaid remuneration in the amount of $270,000 (2014-$nil) is included in accounts payable and $135,000 (December 31, 2014-$135,000) is included in accrued liabilities, in relation to the chief executive officer and unpaid remuneration of $nil (December 31, 2014-$120,000) in relation to a director for management services is included in accrued liabilities.

During the year, the Company incurred $53,636 ($68,475 Canadian) (2014-$61,977; $ 68,475 Canadian) in rent paid to a company controlled by a director and officer. Included in prepaid expenses is a rental deposit of $nil (December 31, 2014-$4,409). On November 12, 2015, the Company signed a new lease agreement with the company controlled by a director and officer for a period of three years, commencing January 1, 2016 and expiring December 31, 2018. The annual rent will be $52,020 ($72,000 Canadian), plus applicable taxes.

These transactions were in the normal course of operations and have been recorded at the exchange amounts which the parties believe to be fair value.

14. Capital Stock

During the year, 557,143 (2014 650,000, including 550,000 treasury stock) shares of the Company were cancelled, without the return of cash or property. During the year, a total of 20,626,032 (2014-12,384,147) shares of the Company were issued on the conversion of convertible notes.

Warrants

As at December 31, 2015, no warrants were outstanding.

		Weighted
	Number of	average exercise
	warrants	price
Balance, December 31, 2013	12,235,000	$0.38
Expired during the year	(10,010,000)	(0.45)
Balance, December 31, 2014	2,225,000	$0.06
Expired during the year	(2,225,000)	(0.06)
Balance, December 31, 2015	-	$-

SILVER DRAGON RESOURCES INC.
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

15. Supplemental Cash Flow Information

Issuance of convertible notes payable

	December 31,	December 31,
	2015	2014

Issuance of convertible notes payable	$152,000	$200,000
Interest and penalties	4,503,994	1,030,218
	$4,655,994	$1,230,218

16. Income Taxes

The Company’s income tax provision has been calculated as follows:

	2015	2014

Loss before income taxes	$(6,084,317)	$(3,575,284)
Deferred: Expected tax income tax recovery at the combined average statutory rates of 33.08% (2014 –32.46%)	(2,012,452)	(1,160,498)
Permanent differences	200,345	489,065
Change in valuation allowance	1,812,107	671,433
Provision for income taxes	$-	$-

The following summarizes the principal temporary differences and related future tax:

Losses carried forward	$14,343,631	$12,531,524
Valuation allowance	(14,343,631)	(12,531,524)
Deferred income tax asset	$-	$-

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes tax asset benefits for net operating losses carried forward.

Potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it will more likely than not utilize the net operating losses carried forward in future years. In addition, there may also have been acquisition of control events that may restrict the utilization of losses.

The Company’s tax returns have not yet been filed (except for its Canadian corporation) and when they are filed they will be subject to audit and potential penalties and reassessment by taxation authorities. The outcome of the tax return filings and audits cannot be reasonably determined and the potential impact on the amount of tax losses and consolidated financial statements is not determinable.

SILVER DRAGON RESOURCES INC.
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

17. Commitments and Contingencies

(a)

On November 24, 2015, the Company entered into a three-year lease agreement with a related party for an office, commencing January 1, 2016 and expiring December 31, 2018. The future minimum commitment under the lease obligations for office premises are as follows:

2016	$52,020
2017	52,020
2018	52,020
$156,060

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

As at December 31, 2015	Corporate (North America)		Mexico	China	Total
Equity investment	$-		$-	$1,753,972	$1,753,972
Total assets	$344,114	$		$1,753,972	$2,098,086

Year ended December 31, 2015	Corporate (North America)	Mexico	China	Total
Revenues	$-	$-	$-	$-
Depreciation	$68,132	$-	$-	$68,132
Loss before income taxes	$5,365,774	$171,974	$546,569	$6,084,317

As at December 31, 2014	Corporate (North America)	Mexico	China	Total
Equity investment	$-	$-	$2,300,541	$2,300,541
Total assets	$174,713	$-	$2,300,541	$2,475,254

Year ended December 31, 2014	Corporate (North America)	Mexico	China	Total
Revenues	$-	$-	$-	$-
Depreciation	$(130,652)	$-	$-	$(130,652)
Loss before income taxes	$(2,095,077)	$(99,974)	$(1,380,233)	$(3,575,284)

SILVER DRAGON RESOURCES INC.
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

19. Subsequent Events

(a)

On February 4, 2016, the Company made Shengda a counter offer, the terms of which include a purchase price of RMB265,000,000 or approximately $40,810,000 for the company’s 20% interest in Sino-Top, which includes all six properties with the purchase price being paid in two installments, 50% on closing and 50% on approval by all appropriate regulatory authorities, including the China Securities Regulatory Commission and Ministry of Commerce no later than December 31, 2016. Accordingly, the Company considers the agreement with BSIG to be terminated.

(b)

On February 26, 2016, one of the Company’s convertible debt holder’s, Tonaquint, Inc., a Utah corporation (“Tonaquint”), sent a letter to the Company detailing breaches by the Company of the transaction documents and events of default and demanding full payment of the outstanding balance of the note by March 2, 2016. The Company didn’t respond to the demand letter and on March 5, 2016, Tonaquint filed a lawsuit in the district court, district of Utah, central division demanding payment of the balance owing of $8,822,073. This amount does not include interest and fees accrued after February 26, 2016, which will continue to accrue and the attorney’s fees and costs associated with the collection and enforcement of this lawsuit.

(c)

On March 31, 2016, the Company signed a memorandum of terms with one of the Company’s convertible debt holder’s, Tonaquint. The memorandum of terms represents the principal economic terms and conditions under which Tonaquint may be willing to purchase securities of the Company. The memorandum of terms will act as a settlement of Tonaquint’s lawsuit, noted above. Tonaquint will agree to dismiss the lawsuit upon completion of the transactions contemplated in the memorandum of terms. Tonaquint will invest an additional $400,000 on closing and forgive $2,677,393 of the current outstanding balance of approximately $9,093,950. The initial principal balance of the exchange note (“the Exchange Note Amount”), will be $6,836,557, which includes the additional $400,000 investment and $20,000 for legal, administrative and due diligence expenses. The Exchange Note will continue to accrue interest at 12% per annum and will be secured by all assets of the Company and a pledge of the company’s ownership interest in Sino-Top. The memorandum of terms also includes certain conversion prices and beginning December 31, 2016, requires the Company to make payments of $100,000 per month, each month up until March 31, 2019. The memorandum of terms also contemplates an increase in the Company’s authorized common stock from 300,000,000 to 600,000,000. Following the increase in authorized common stock, the Company will reserve 150,000,000 shares of common stock for Tonaquint’s benefit. The final documents, will include various terms, including events of default, default effects, the results of the Company’s sale of its Sino-Top ownership interest and a payoff amount. The Company will also grant Tonaquint the right to appoint a Board observer. The Board observer will not have any Board voting rights.

On April 7, 2016, the Company and Tonaquint executed the definitive documents in connection with this memorandum of terms. The Company received the financing on April 8, 2016.